Form 10-Q
period 1999-06-30
HCSB FINANCIAL CORP
filed 1999-08-13
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-QSB

        X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION*
             (Exact name of registrant as specified in its charter)

                    South Carolina                    57-1079444
            (State or other jurisdiction           (I.R.S. Employer
                   of incorporation)              Identification No.)

                                5009 BROAD STREET
                                 LORIS, SC 29569
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 756-6333
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             YES X  NO
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 501,385 SHARES OF COMMON STOCK, $0.01 PAR VALUE

                                  PAGE 1 OF 17
                             EXHIBIT INDEX ON PAGE 2





* The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

                           HCSB FINANCIAL CORPORATION
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                Page No.
Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998...............................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 1999 and 1998 and Three months ended June 30, 1999 and 1998.............................................................4

         Condensed Consolidated Statements of Comprehensive Income - Six months ended June 30, 1999 and 1998 and Three months ended June 30, 1999 and 1998....................................................5

         Condensed Consolidated Statement of Shareholders' Equity - Six months ended June 30, 1999.................6

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998.................7

         Notes to Condensed Consolidated Financial Statements....................................................8-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................9-15

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......................................................16

Item 6.  Exhibits and Reports on Form 8-K.........................................................................16


         (a) Exhibits.............................................................................................16

         (b) Reports on Form 8-K..................................................................................16

                           HCSB FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)                                             June 30,     December 31,
                                                                     1999           1998
                                                                     ----           ----
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                  $         2,915    $         2,573
  Federal funds sold & repurchase agreements                         3,380                  -
  Time deposits with other banks                                         -                500
                                                           ---------------    ---------------
                                                                     6,295              3,073

Securities available-for-sale                                       24,809             19,640

Loans receivable                                                    68,560             56,016
   Less unearned income                                                (77)               (75)
   Less allowance for loan losses                                     (991)              (880)
                                                           ---------------    ---------------
     Loans, net                                                     67,492             55,061

Accrued interest receivable                                          1,308                857
Premises, furniture & equipment, net                                 3,717              3,504
Other assets                                                         1,715              1,451
                                                           ---------------    ---------------

    Total assets                                           $       105,336    $        83,586
                                                           ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                     $         7,309    $         6,358
  Interest bearing                                                  84,342             63,612
                                                           ---------------    ---------------
                                                                    91,651             69,970

Accrued interest payable                                               341                221
Federal funds purchased                                                  -                170
Advances from the Federal Home Loan Bank                             5,000              5,000
Other liabilities                                                      399                201
                                                           ---------------    ---------------
    Total liabilities                                               97,391             75,562
                                                           ---------------    ---------------

SHAREHOLDERS' EQUITY:
Common stock, $5.00 par value, 1,000,000 shares
  authorized, 478,150 shares issued and outstanding                      -              2,391
Common stock, $0.01 par value, 10,000,000 shares
  authorized, 501,385 shares issued  and outstanding                     5                  -
Capital surplus                                                      7,878              4,865
Accumulated other comprehensive income                                (414)                80
Retained earnings                                                      476                688
                                                           ---------------    ---------------
    Total shareholders' equity                                       7,945              8,024
                                                           ---------------    ---------------

    Total liabilities and shareholders' equity             $       105,336    $        83,586
                                                           ===============    ===============

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS)                          Six Months Ended June 30,  Three Months  Ended June 30,
                                                    1999         1998          1999          1998
                                                    ----         ----          ----          ----

INTEREST INCOME:
   Loans, including fees                      $    2,959    $     2,375    $   1,561    $   1,266
   Investment securities:
       Taxable                                       562            401          309          228
       Tax-exempt                                     71             29           44           15
   Other interest income                              68            272           35          108
                                              ----------    -----------    ---------    ---------
      Total                                        3,660          3,077        1,949        1,617
                                              ----------    -----------    ---------    ---------

INTEREST EXPENSE:
   Certificates of deposit $100M and over            237            397           85          204
   Other deposits                                  1,364          1,240          789          656
   Other interest expense                            111              8           56            3
                                              ----------    -----------    ---------    ---------
                                                   1,712          1,645          930          863
                                              ----------    -----------    ---------    ---------

NET INTEREST INCOME                                1,948          1,432        1,019          754
Provision for loan losses                            140             10           80            -
                                              ----------    -----------    ---------    ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        1,808          1,422          939          754
                                              ----------    -----------    ---------    ---------

OTHER OPERATING INCOME:
   Service charges on deposit accounts               246            192          139          105
   Credit life insurance commissions                  71             52           38           28
   Other operating income                             65             36           41           17
                                              ----------    -----------    ---------    ---------
      Total                                          382            280          218          150
                                              ----------    -----------    ---------    ---------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     813            813          419          340
  Net occupancy expense                               85             87           42           43
  Furniture and equipment expense                    186            156           98           86
  Other operating expenses                           437            439          231          260
                                              ----------    -----------    ---------    ---------
      Total                                        1,521          1,495          790          729
                                              ----------    -----------    ---------    ---------

INCOME BEFORE INCOME TAXES                           669            207          367          175

Income tax provision                                 236             72          131           61
                                              ----------    -----------    ---------    ---------

NET INCOME                                    $      433    $       135    $     236    $     114
                                              ==========    ===========    =========    =========


BASIC EARNINGS PER SHARE                             .88            .28          .47          .24

DILUTED EARNINGS PER SHARE                           .88            .28          .47          .24


            See notes to condensed consolidated financial statements.



                           HCSB FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS)                         Six Months Ended June 30,   Three Months Ended June 30,
                                                  1999           1998          1999           1998
                                              -----------    -----------    -----------    ---------

NET INCOME                                    $       433    $       135    $       236    $     114
                                              -----------    -----------    -----------    ---------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
     during the period                              (494)              -          (385)            1
  Less: reclassification adjustment
     for gains included in net income                   -              -              -            -
                                              -----------    -----------    -----------    ---------
  Other comprehensive income                        (494)              -          (385)            1
                                              ----------     -----------    ----------     ---------

COMPREHENSIVE INCOME                          $      (61)    $       135    $     (149)    $     115
                                              ==========     ===========    ==========     =========




            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)



                                                                                   Accumulated
                                                                                     Other                     Total
                                                Common Stock          Capital     Comprehensive  Retained   Shareholders'
(DOLLARS IN THOUSANDS)                      Shares         Amount     Surplus       Income        Earnings     Equity
                                        ------------  ------------  ------------ ------------- ------------  ------------

BALANCE,
  DECEMBER 31, 1998                          478,150     $  2,391      $ 4,865       $  80         $   688      $ 8,024

Net income
 for the period                                                                                        433          433

5% stock dividend                             23,235          116          511                        (645)         (18)

Acquisition of the Bank's
  common stock by HCSB
  Financial Corporation                                    (2,502)       2,502                                        -

Other comprehensive
  income                                                                              (494)                        (494)
                                             -------     --------      -------       -----          ------       ------
BALANCE,
  JUNE 30, 1999                              501,385     $      5      $ 7,878       $(414)         $  476       $7,945
                                             =======     ========      =======       =====           =====        =====






















            See notes to condensed consolidated financial statements.



                           HCSB FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
(DOLLARS IN THOUSANDS)                                                                                June 30,
----------------------                                                                                --------
                                                                                                 1999         1998
                                                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       433    $       135
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                 121            112
     Provision for possible loan losses                                                           140             10
     Amortization less accretion on investments                                                    13              4
     Amortization of deferred loan costs                                                           47             45
     Loss (gain) on sale of premises and equipment                                                  -              4
     (Increase) decrease in interest receivable                                                  (451)          (389)
     Increase (decrease) in interest payable                                                      120             57
     (Increase) decrease in other assets                                                           28            (54)
     Increase (decrease) in other liabilities                                                     198             64
                                                                                          -----------    -----------
         Net cash provided by operating activities                                                649            (12)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                         (12,618)       (13,315)
   Purchases of securities available-for-sale                                                 (10,864)        (8,030)
   Maturities of securities available-for-sale                                                  4,899          5,090
   Proceeds from disposal of premises and equipment                                                 -         (1,103)
   Purchases of premises and equipment                                                           (334)           (66)
   Purchase of Federal Home Loan Bank stock                                                        (3)
                                                                                          -----------    -----------
         Net cash used by investing activities                                                (18,920)       (17,424)
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                           21,681         11,906
   Increase (decrease) in short-term borrowings                                                  (170)          (350)
   Cash paid in lieu of fractional shares                                                         (18)
                                                                                          -----------    -----------
       Net cash provided by financing activities                                               21,493         11,556
                                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            3,222         (5,880)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  3,073         14,328
                                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $     6,295    $     8,448
                                                                                          ===========    ===========

 Cash paid during the period for:
   Income taxes                                                                           $       121    $        55
   Interest                                                                               $     1,592    $     1,588



            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1999 and for the interim periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Horry County State Bank's 1998 Annual Report.

NOTE 2 - REORGANIZATION OF HORRY COUNTY STATE BANK

On April 22, 1999, the stockholders of Horry County State Bank (the Bank) approved a plan of corporate reorganization under which Horry County State Bank became a wholly owned subsidiary of HCSB Financial Corporation (the Company), which was organized at the direction of the Bank. The original authorized common stock of HCSB Financial Corporation is 10,000,000 shares with a par value of $.01 per share. Pursuant to the reorganization, the Company issued 501,385 shares of its common stock in exchange for all of the 501,385 outstanding common shares of the Bank. The effective date of the reorganization was June 10, 1999 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended June 30, 1999 are presented as if the reorganization had occurred on January 1, 1999. The accompanying financial statements for the periods ended in 1998 are unchanged from the amounts previously reported by Horry County State Bank.

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 1999 and 1998 and for the three months ended June 30, 1999 and 1998:

(DOLLARS IN THOUSANDS)
                                                                   Pre-tax               (Expense)           Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1999:                             Amount               Benefit               Amount
---------------------------------------                             ------               -------               ------
Net unrealized gains (losses) on securities
  available for sale arising in 1999                           $              (783)  $               289   $           (494)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $              (783)  $               289   $           (494)
                                                               ===================   ===================   ================


                                                                   Pre-tax               (Expense)           Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1998:                             Amount               Benefit                Amount
---------------------------------------                             ------               -------                ------

Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $                (1)  $                 1   $              -
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $                (1)  $                 1   $              -
                                                               ===================   ===================   ================



                           HCSB FINANCIAL CORPORATION

NOTE 3 - COMPREHENSIVE INCOME -- continued

(DOLLARS IN THOUSANDS)
                                                                   Pre-tax                (Expense)           Net of tax
FOR THE THREE MONTHS ENDED JUNE 30, 1999:                           Amount                 Benefit               Amount
-----------------------------------------                           ------                 -------               ------

Net unrealized gains (losses) on securities
  available for sale arising in 1999                           $              (610)  $               225   $           (385)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $              (610)  $               225   $           (385)
                                                               ===================   ===================   ================

                                                                   Pre-tax               (Expense)           Net of tax
FOR THE THREE MONTHS ENDED JUNE 30, 1998:                           Amount               Benefit                Amount
-----------------------------------------                           ------               -------                ------

Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $                 1   $                 -   $              1
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $                 1   $                 -   $              1
                                                               ===================   ===================   ================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1999 compared to December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1999, net interest income increased $516,000, or 36.03%, over the same period in 1998. Interest income from loans, including fees, increased $584,000, or 24.59%, from the six months ended June 30, 1998 to the comparable period in 1999 as demand for loans in the Company's marketplace continued to grow and the Company's new branches in Conway, North Myrtle Beach and Tabor City developed the necessary presence to generate loan growth. Also contributing to the overall increase in net interest income was an increase of $203,000 in income from investment securities. Interest expense at June 30, 1999 was $1,712,000 compared to $1,645,000 for the same period in 1998. The net interest margin realized on earning assets was 4.00% for the six months ended June 30, 1999, while the interest rate spread was 3.98%.

Net interest income increased from $754,000 for the quarter ending June 30, 1998 to $1,019,000 for the quarter ending June 30, 1999. This represents an increase of $265,000, or 35.15%. Interest income from loans, including fees, increased to $1,561,000 for the quarter ended June 30, 1999 from $1,266,000 for the quarter ended June 30, 1998. This increase was also primarily due to the establishment of the new branches. Interest income from investment securities for the quarter ending June 30, 1999 increased $110,000, or 45.27%, over the same period in 1998.

                           HCSB FINANCIAL CORPORATION

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1999, the provision charged to expense was $140,000. The increase of $130,000 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to match the $12,544,000 growth in the loan portfolio since June 30, 1998. For the quarter ended June 30, 1999, the provision charged to expense was $80,000. There was no provision charged to expense for the quarter ended June 30, 1998. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgement about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income during the six months ended June 30, 1999 was $382,000, an increase of $102,000, or 36.43% from the comparable period in 1998. Growth resulting from the new branches generated income from deposit accounts as well as other sources of noninterest income. The increase is primarily a result of an increase in service charges on deposit accounts from $192,000 at June 30, 1998 to $246,000 at June 30, 1999. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 1998 were $75,791,000 compared to $91,651,000 at June 30, 1999.

For the quarter ended June 30, 1999, noninterest income increased $68,000, or 45.33% over the same period in 1998. This increase is primarily due to service charges on deposit accounts which increased $34,000, or 32.38% from the quarter ended June 30, 1998 to the quarter ended June 30, 1999.

NONINTEREST EXPENSE

Total noninterest expense for the six months ended June 30, 1999 was $1,521,000, or 1.74% higher than the six months ended June 30, 1998. The primary reason for the $26,000 increase in noninterest expense over the two periods was attributable to furniture and equipment expense, which increased $30,000, or 19.23% over the same period in 1998. Salaries and employee benefits, traditionally the largest component of non-interest expense, remained unchanged at $813,000 from the period ended June 30, 1998 to the period ended June 30, 1999.

For the quarter ended June 30, 1999, noninterest expense increased $61,000, or 8.37% over the same period in 1998. The largest increase between the quarter ended June 30, 1999 and the quarter ended June 30, 1998 was in salaries and benefits which increased $79,000, or 23.23%.

INCOME TAXES

The income tax provision for the six months ended June 30, 1999 was $236,000 as compared to $72,000 for the same period in 1998. The effective tax rates were 35.28% and 34.78% at June 30, 1999 and 1998, respectively. The effective tax rates were 35.69% and 34.86% for the quarter ended June 30, 1999 and June 30, 1998, respectively.

                           HCSB FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

NET INCOME

Although net interest income increased substantially during the first six months of 1999 compared to the comparable period in 1998, the Company had only a slight increase in noninterest expense during these time periods. The primary component of noninterest expense was salaries and employee benefits, which was $813,000 for both the six months ended June 1998 and the six months ended June 30, 1999. Salaries and employee benefits did not increase over these time periods because each of the Company's new branches were fully staffed by the beginning of 1998. The combination of the above factors resulted in net income for the six months ended June 30, 1999 of $433,000 as compared to $135,000 for the same period in 1998. This represents an increase of $298,000, or 220.74%, over the same period in 1998. For the quarter ended June 30, 1999, net income was $236,000 as compared to $114,000 for the quarter ended June 30, 1998. This represents an increase of $122,000, or 107.01%, from the quarter ending June 30, 1998.

ASSETS AND LIABILITIES

During the first six months of 1999, total assets increased $21,750,000, or 26.02% when compared to December 31, 1998. The primary reason for the increase in assets was due to an increase in loans of $12,544,000 during the first six months of 1999. It is typical for the Company to have an increase in loans, especially in the area of agricultural loans, during this time of the year. In addition, investment securities increased $5,169,000, or 26.32%, from December 31, 1998 to June 30, 1999. Total deposits increased $21,681,000, or 30.99%, from the December 31, 1998 amount of $69,970,000. Within the deposit area, interest bearing deposits increased $20,730,000, or 32.59%, and non- interest bearing deposits increased $951,000, or 14.96%, during the first six months of 1999.

INVESTMENT SECURITIES

Investment securities increased from $19,640,000 at December 31, 1998 to $24,809,000 at June 30, 1999. Much of the increase was in U.S. Agencies, which increased $4,468,000, or 43.33%, from December 31, 1998 to June 30, 1999. The excess funds generated from the growth in deposits that were not invested in loans were invested in securities.

LOANS

Net loans increased $12,431,000, or 22.58%, during the six month period ended June 30, 1999. There were two primary reasons for this growth. First, loan demand in general continued to increase in the Company's market areas in the first half of 1999. Second, the Company has begun to establish a presence through its new branches in Conway, North Myrtle Beach, and Tabor City, which opened in late 1997 and early 1998. As expected during this time of year, agricultural loans increased $4,278,000, or 75.13%, from December 31, 1998. Balances within the major loans receivable categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                 June 30,             December 31,
(DOLLARS IN THOUSANDS)                                                             1999                   1998
----------------------                                                             ----                   ----
Real estate - construction and land development                      $              2,011     $              2,052
Real estate - other                                                                23,387                   19,926
Agricultural                                                                        9,972                    5,694
Commercial and industrial                                                          19,254                   15,468
Consumer                                                                           13,781                   12,278
Other, net                                                                            155                      598
                                                                     --------------------     --------------------

                                                                     $             68,560     $             56,016
                                                                     ====================     ====================

                           HCSB FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS -- continued

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                            June 30,
                                                                     ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999                  1998
----------------------                                               ---------------------    --------------------
Loans:   Nonaccrual loans                                            $                406     $                 58

     Accruing loans more than 90 days past due                       $                  -     $                462

Loans identified by the internal review mechanism:
     Criticized                                                      $              1,384     $              2,168

     Classified                                                      $                489     $                451

Activity in the Allowance for Loan Losses is as follows:

                                                                                            June 30,
                                                                     ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999                  1998
----------------------                                               ---------------------    --------------------

Balance, January 1,                                                  $                880     $                911
Provision for loan losses for the period                                              140                       10
Net loans charged off for the period                                                  (29)                     (98)
                                                                     --------------------     --------------------

Balance, end of period                                               $                991     $                823
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $             68,560     $             54,848

Allowance for Loan Losses to
  loans outstanding                                                                  1.44%                    1.50%

DEPOSITS

At June 30, 1999, total deposits increased by $21,681,000, or 30.99%, from December 31, 1998. Expressed in percentages, non-interest bearing deposits increased 14.96% and interest bearing deposits increased 32.59%. The growth in deposits was primarily attributable to the establishment of several new branches. Deposits at the Conway branch (which opened in February 1998) increased $4,300,000 from December 31, 1998. Deposits at the North Myrtle Beach branch (which opened in October 1997) increased $3,500,000 since December 31, 1998.

Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                     --------------------     --------------------
(DOLLARS IN THOUSANDS)


Non-interest bearing demand deposits                                 $              7,309     $              6,358
Interest bearing demand deposits                                                    8,237                    9,168
Savings and money market deposits                                                  16,209                   14,553
Certificates of deposit                                                            59,896                   39,891
                                                                     --------------------     --------------------

                                                                     $             91,651     $             69,970
                                                                     ====================     ====================

                           HCSB FINANCIAL CORPORATION

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 70.85% at June 30, 1999 and 74.61% at December 31, 1998.

Securities available-for-sale, which totaled $24,809,000 at June 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1999, unused lines of credit totaled $1,000,000.

CAPITAL RESOURCES

Total shareholders' equity decreased from $8,024,000 at December 31, 1998 to $7,945,000 at June 30, 1999. The decrease of $79,000 is primarily attributable to the negative charge to equity of $494,000 relating to the change in fair value of investment securities. The change in fair value was offset by earnings for the period of $433,000. In addition, the Company declared a 5% stock dividend in January 1999 which was paid on March 15, 1999. The only effect on equity as a result of the stock dividend was a charge of $18,000 for the payment of cash in lieu of fractional shares.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 1999:


(DOLLARS IN THOUSANDS)
Shareholders' equity                                                 $              8,359
Less: intangibles                                                                       -
                                                                     --------------------
Tier 1 capital                                                                      8,359

Plus: allowance for loan losses (1)                                                   960
                                                                     --------------------
Total capital                                                        $              9,319
                                                                     ====================

Risk-weighted assets                                                 $             76,789
                                                                     ====================

Risk based capital ratios
     Tier 1                                                                        10.89%
     Total capital                                                                 12.14%
     Leverage ratio                                                                 8.30%

(1) limited to 1.25% of risk-weighted assets

                           HCSB FINANCIAL CORPORATION

REGULATORY MATTERS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. For example, the United States House of Representatives recently passed House Bill 10, the Financial Services Act of 1999, which, if enacted into law, would make substantial changes to the regulation of banks and other companies within the United States financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

YEAR 2000

Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Bank believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is still dependent to a certain degree on other third party vendors. The Bank believes that its data processing system is Year 2000 compliant. Testing for this system was completed as of March 31, 1999. All phases of the testing were considered to be successful. The Bank has incurred costs that would normally be incurred in upgrading its hardware and software. Any other costs associated with upgrading are not expected to be material.

The Bank anticipates that the costs to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. The Bank has completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur only minor additional costs. The Bank is seeking assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Bank believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Bank has completed testing all ancillary systems, such as telephone systems and security devices, as of March 31, 1999. There can be no assurances that all hardware and software that the Bank uses will be Year 2000 compliant, and the Bank cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Bank's inability to control third party modification plans, the Bank's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

The Company believes that the largest Year 2000 Problem exposure to most financial institutions is the preparedness of their customers. The Company is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. The Company is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

The Bank has developed a Contingency Plan (Plan) to ensure its ability to continue as a functioning entity after January 1, 2000. The Plan includes remediation contingency planning and business resumption contingency planning. The remediation contingency plans are designed to ensure that responsible personnel, vendors and service providers adhere to the Bank's Year 2000 plans and objectives. The business resumption contingency plans are designed to provide assurance that mission-critical functions will continue in the event that systems or applications fail as a result of year 2000 problems.

                           HCSB FINANCIAL CORPORATION

YEAR 2000 -- continued

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, the Company expects that it could possibly suffer the following consequences:

o A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

o System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured additional lines of credit with several correspondent banks.

                           HCSB FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 1999, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing directors, (b) electing officers of the Board of Directors, and (c) approving the formation of a holding company through a reorganization agreement and plan of exchange with HCSB Financial Corporation.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Bank with at least 378,209 shares voting for the nominees out of a total of 501,385 outstanding shares. There were no withheld and no broker non-votes. The proposal for the reorganization agreement received the number of affirmative votes of shares required for approval pursuant to South Carolina law and the Bylaws of the Bank. Of the 501,385 outstanding shares of the Bank, 382,368 shares were voted for, 1,172 shares were voted against, and 1,810 shares abstained from voting for the reorganization agreement. There were no withheld and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Items 1, 2, 3 and 5 are not applicable.

                           HCSB FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              By:
                                   ---------------------------------------------
                                   James R. Clarkson
                                   President




Date:                         By:
                                   ---------------------------------------------
                                   Loretta B. Gerald
                                   Assistant Vice President & Cashier (Principal Accounting Officer)