Form 10-Q
period 1999-09-30
HCSB FINANCIAL CORP
filed 1999-11-12
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                     YES  X  NO ___

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

                           HCSB FINANCIAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                  Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998............................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 1999 and 1998 and Three months ended September 30, 1999 and 1998..........................................................4

         Condensed Consolidated Statements of Comprehensive Income - Nine months ended September 30, 1999 and 1998 and Three months ended September 30, 1999 and 1998.................................................5

         Condensed Consolidated Statement of Shareholders' Equity - Nine months ended September 30, 1999.............6

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998.............7

         Notes to Condensed Consolidated Financial Statements......................................................8-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9-16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................................17


         (a) Exhibits...............................................................................................17

         (b) Reports on Form 8-K....................................................................................17



                           HCSB FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)                                               September 30,           December 31,
                                                                          1999                   1998
                                                                   -------------------    ------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                          $             2,609    $             2,573
  Time deposits with other banks                                                     -                    500
                                                                   -------------------    -------------------
                                                                                 2,609                  3,073

Securities available-for-sale                                                   24,189                 19,640

Loans receivable                                                                71,758                 56,016
   Less unearned income                                                            (67)                   (75)
   Less allowance for loan losses                                                 (954)                  (880)
                                                                   -------------------    -------------------
     Loans, net                                                                 70,737                 55,061

Accrued interest receivable                                                      1,669                    857
Premises, furniture & equipment, net                                             4,079                  3,504
Other assets                                                                     2,061                  1,451
                                                                   -------------------    -------------------

    Total assets                                                   $           105,344    $            83,586
                                                                   ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                             $             7,349    $             6,358
  Interest bearing                                                              77,513                 63,612
                                                                   -------------------    -------------------
                                                                                84,862                 69,970

Accrued interest payable                                                           394                    221
Federal funds purchased                                                          1,430                    170
Advances from the Federal Home Loan Bank                                        10,000                  5,000
Other liabilities                                                                  557                    201
                                                                   -------------------    -------------------
    Total liabilities                                                           97,243                 75,562
                                                                   -------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $5.00 par value, 1,000,000 shares
   authorized, 478,150 shares issued and outstanding                                 -                  2,391
Common stock, $0.01 par value, 10,000,000 shares
  authorized, 501,385 shares issued  and outstanding                                 5                      -
Capital surplus                                                                  7,878                  4,865
Accumulated other comprehensive income                                            (546)                    80
Retained earnings                                                                  764                    688
                                                                   -------------------    -------------------
    Total shareholders' equity                                                   8,101                  8,024
                                                                   -------------------    -------------------

    Total liabilities and shareholders' equity                     $           105,344    $            83,586
                                                                   ===================    ===================


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS)                     Nine Months Ended September 30,  Three Months Ended September 30,
                                           ------------------------------- ---------------------------------
                                                   1999           1998               1999          1998
                                              -----------    ------------        -----------   ------------
INTEREST INCOME:
   Loans, including fees                      $     4,638    $      3,784      $     1,679    $     1,409
   Investment securities:
       Taxable                                        892             625              330            224
       Tax-exempt                                     119              45               48             16
   Other interest income                              114             323               46             51
                                              -----------    ------------      -----------    -----------
      Total                                         5,763           4,777            2,103          1,700
                                              -----------    ------------      -----------    -----------

INTEREST EXPENSE:
   Certificates of deposit $100M and over             350             563              113            166
   Other deposits                                   2,186           1,934              822            694
   Other interest expense                             206               8               95              -
                                              -----------    ------------      -----------    -----------
                                                    2,742           2,505            1,030            860
                                              -----------    ------------      -----------    -----------

NET INTEREST INCOME                                 3,021           2,272            1,073            840
Provision for loan losses                             170              55               30             45
                                              -----------    ------------      -----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         2,851           2,217            1,043            795
                                              -----------    ------------      -----------    -----------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                393             312              147            120
   Credit life insurance commissions                  105              81               34             29
   Other operating income                              97              71               32             35
                                              -----------    ------------      -----------    -----------
      Total                                           595             464              213            184
                                              -----------    ------------      -----------    -----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                    1,266           1,211            453            398
  Net occupancy expense                               131             125             46             38
  Furniture and equipment expense                     283             185             97             29
  Other operating expenses                            663             688            226            249
                                              -----------    ------------    -----------    -----------
      Total                                         2,343           2,209            822            714
                                              -----------    ------------    -----------    -----------

INCOME BEFORE INCOME TAXES                          1,103             472            434            265

Income tax provision                                  382             164            146             92
                                              -----------    ------------    -----------    -----------

NET INCOME                                    $       721    $        308    $       288    $       173
                                              ===========    ============    ===========    ===========


BASIC EARNINGS PER SHARE                      $      1.44    $        .61    $       .57    $       .35

DILUTED EARNINGS PER SHARE                    $      1.44    $        .61    $       .57    $       .35


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,            Three Months Ended September 30,
                                              -------------------------------------     -------------------------------------
(DOLLARS IN THOUSANDS)                             1999                 1998                   1999                 1998
                                              ------------------    ---------------     ------------------    ---------------

Net income                                    $         721         $        308           $        288          $       173

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
     during the period                                 (626)                  35                   (132)                  35

  Less: reclassification adjustment
    for gains included in net income                      -                    -                      -                    -
                                              -------------         ------------            ------------          ----------

  Other comprehensive income                           (626)                  35                   (132)                  35
                                              -------------         ------------            ------------          ----------


COMPREHENSIVE INCOME                          $          95         $        343           $        156           $      208
                                              =============         ============           ============           ==========






            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




                                                                                  Accumulated
                                                Common Stock                         Other                       Total
                                        --------------------------    Capital     Comprehensive  Retained     Shareholders'
(DOLLARS IN THOUSANDS)                      Shares        Amount      Surplus        Income      Earnings        Equity
                                        ------------  ------------  ------------ ------------- ------------  ------------

BALANCE,
  DECEMBER 31, 1998                         478,150    $     2,391    $   4,865    $       80    $     688     $    8,024

Net income
 for the period                                                                                        721            721

5% stock dividend                            23,235            116          511                       (645)           (18)

Acquisition of the Bank's
  common stock by HCSB
  Financial Corporation                                     (2,502)       2,502

Other comprehensive
  income                                                                                (626)                         (626)
                                       ------------   ------------  ------------ -------------    -------------- ----------
BALANCE,
  SEPTEMBER 30, 1999                        501,385    $        5    $    7,878   $     (546)    $     764       $   8,101
                                       ============   ============  ============ =============    ============== ==========




            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Nine Months Ended
(DOLLARS IN THOUSANDS)                                                                              September 30,
                                                                                         -----------------------------------
                                                                                               1999               1998
                                                                                         --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $         721      $         308
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                   183                149
     Provision for possible loan losses                                                             170                 55
     Amortization less accretion on investments                                                      18                  8
     Amortization of deferred loan costs                                                             73                 61
     Loss (gain) on sale of premises and equipment                                                    -                  2
     (Increase) decrease in interest receivable                                                    (812)              (621)
     Increase (decrease) in interest payable                                                       (173)               (72)
     (Increase) decrease in other assets                                                            354                (17)
     Increase (decrease) in other liabilities                                                       356                184
                                                                                          -------------      -------------
         Net cash provided by operating activities                                                  890                 57
                                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                           (15,919)           (12,944)
   Purchases of securities available-for-sale                                                   (11,631)            (8,030)
   Maturities of securities available-for-sale                                                    6,070              5,643
   Purchases of premises and equipment                                                             (758)            (1,201)
   Purchase of Federal Home Loan Bank stock                                                        (250)               (66)
                                                                                          -------------      -------------
         Net cash used by investing activities                                                  (22,488)           (16,598)
                                                                                          -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                             14,892              8,293
   Increase (decrease) in short-term borrowings                                                   1,260               (350)
   Advances from Federal Home Loan Bank                                                           5,000                  -
   Cash paid in lieu of fractional shares                                                           (18)                 -
                                                                                          -------------      -------------
       Net cash provided by financing activities                                                 21,134              7,943
                                                                                          -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (464)            (8,598)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    3,073             14,328
                                                                                          -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $       2,609      $       5,730
                                                                                          =============      =============

 Cash paid during the period for:
   Income taxes                                                                           $         181      $          89
   Interest                                                                               $       2,569      $       2,577

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1999 and for the interim periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Horry County State Bank's 1998 Annual Report.

NOTE 2 - REORGANIZATION OF HORRY COUNTY STATE BANK

On April 22, 1999, the stockholders of Horry County State Bank (the Bank) approved a plan of corporate reorganization under which Horry County State Bank became a wholly owned subsidiary of HCSB Financial Corporation (the Company), which was organized at the direction of the Bank. The original authorized common stock of HCSB Financial Corporation is 10,000,000 shares with a par value of $.01 per share. Pursuant to the reorganization, the Company issued 501,385 shares of its common stock in exchange for all of the 501,385 outstanding common shares of the Bank. The effective date of the reorganization was June 10, 1999 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended September 30, 1999 are presented as if the reorganization had occurred on January 1, 1999. The accompanying financial statements for the periods ended in 1998 are unchanged from the amounts previously reported by Horry County State Bank.

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 1999 and 1998 and for the three months ended September 30, 1999 and 1998:

(DOLLARS IN THOUSANDS)

                                                                   Pre-tax       (Expense)    Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:                       Amount        Benefit       Amount
                                                                ------------    ------------   ----------
Net unrealized gains (losses) on securities
  available for sale arising in 1999                           $       (994)    $        368   $     (626)
                                                               ------------     ------------   ----------

Other comprehensive income                                     $       (994)    $        368   $     (626)
                                                               ============     ============   ==========

                                                                  Pre-tax        (Expense)     Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:                      Amount         Benefit        Amount
                                                               -------------   ------------   ------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $          56   $        (21)  $        35
                                                               -------------   ------------   -----------
Other comprehensive income                                     $          56   $        (21)  $        35
                                                               =============   ============   ===========

                           HCSB FINANCIAL CORPORATION


(DOLLARS IN THOUSANDS)                                             Pre-tax                (Expense)           Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:                      Amount                  Benefit             Amount
                                                               --------------------   ------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1999                           $              (210)  $                78   $           (132)
                                                               -------------------   -------------------   ----------------
Other comprehensive income                                     $              (210)  $                78   $           (132)
                                                               ===================   ===================   ================

                                                                   Pre-tax                 (Expense)           Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:                      Amount                 Benefit               Amount
                                                               --------------------   ------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1998                           $                56   $               (21)  $             35
                                                               -------------------   -------------------   ----------------
Other comprehensive income                                     $                56   $               (21)  $             35
                                                               ===================   ===================   ================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1999 compared to December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1999, net interest income increased $749,000, or 32.97%, over the same period in 1998. Interest income from loans, including fees, increased $854,000, or 22.57%, from the nine months ended September 30, 1998 to the comparable period in 1999 as demand for loans in the Company's marketplace continued to grow and the Company's new branches in Conway (which opened in February 1998), North Myrtle Beach (which opened in October
1997) and Tabor City developed the necessary presence to generate loan growth. Also contributing to the overall increase in net interest income was an increase of $341,000 in income from investment securities. Interest expense at September 30, 1999 was $2,742,000 compared to $2,505,000 for the same period in 1998. The net interest margin realized on earning assets was 4.08% for the nine months ended September 30, 1999, while the interest rate spread was 3.80%.

Net interest income increased from $840,000 for the quarter ending September 30, 1998 to $1,073,000 for the quarter ending September 30, 1999. This represents an increase of $233,000, or 27.74%. Interest income from loans, including fees, increased to $1,679,000 for the quarter ended September 30, 1999 from $1,409,000 for the quarter ended September 30, 1998. This increase was also primarily due to the establishment of the new branches. Interest income from investment securities for the quarter ending September 30, 1999 increased $138,000, or 57.50%, over the same period in 1998.

                           HCSB FINANCIAL CORPORATION

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1999, the provision charged to expense was $170,000. The increase of $115,000 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to match the $17,316,000 growth in the loan portfolio since September 30, 1998. For the quarter ended September 30, 1999, the provision charged to expense was $30,000. There was no provision charged to expense for the quarter ended September 30, 1998. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income during the nine months ended September 30, 1999 was $595,000, an increase of $131,000, or 28.23%, from the comparable period in 1998. Growth resulting from the new branches generated income from deposit accounts as well as other sources of noninterest income. The increase is primarily a result of an increase in service charges on deposit accounts from $312,000 at September 30, 1998 to $393,000 at September 30, 1999. This change is a result of an increase in deposit accounts over the two periods. Deposits at September 30, 1998 were $72,178,000 compared to $84,862,000 at September 30, 1999.

For the quarter ended September 30, 1999, noninterest income increased $29,000, or 15.76%, over the same period in 1998. This increase is primarily due to service charges on deposit accounts which increased $27,000, or 22.50%, from the quarter ended September 30, 1998 to the quarter ended September 30, 1999.

NONINTEREST EXPENSE

Total noninterest expense for the nine months ended September 30, 1999 was $2,343,000, or 6.07% higher than the nine months ended September 30, 1998. The primary reason for the $134,000 increase in noninterest expense over the two periods was attributable to furniture and equipment expense, which increased $98,000, or 52.97% over the same period in 1998. This increase was related primarily to the furnishing of the new branches. Salaries and employee benefits, traditionally the largest component of non-interest expense, increased from $1,211,000 for the period ended September 30, 1998 to $1,266,000 for the period ended September 30, 1999.

For the quarter ended September 30, 1999, noninterest expense increased $108,000, or 15.13% over the same period in 1998. The largest increase between the quarter ended September 30, 1999 and the quarter ended September 30, 1998 was in furniture and equipment which increased $68,000, or 234.48%.

                           HCSB FINANCIAL CORPORATION

INCOME TAXES

The income tax provision for the nine months ended September 30, 1999 was $382,000 as compared to $164,000 for the same period in 1998. The effective tax rates were 34.63% and 34.75% at September 30, 1999 and 1998, respectively. The effective tax rates were 33.64% and 34.72% for the quarter ended September 30, 1999 and September 30, 1998, respectively.

NET INCOME

Although net interest income increased substantially during the first nine months of 1999 compared to the comparable period in 1998, the Company had only a slight increase in noninterest expense during these time periods. The primary component of noninterest expense was salaries and employee benefits, which was $1,266,000 and $1,211,000 for both the nine months ended September 1999 and the nine months ended September 30, 1998, respectively. The combination of the above factors resulted in net income for the nine months ended September 30, 1999 of $721,000 as compared to $308,000 for the same period in 1998. This represents an increase of $413,000, or 134.09%, over the same period in 1998. For the quarter ended September 30, 1999, net income was $288,000 as compared to $173,000 for the quarter ended September 30, 1998. This represents an increase of $115,000, or 66.47%, from the quarter ending September 30, 1998.

ASSETS AND LIABILITIES

During the first nine months of 1999, total assets increased $21,758,000, or 26.03%, when compared to December 31, 1998. The primary reason for the increase in assets was due to an increase in loans of $15,742,000 during the first nine months of 1999. It is typical for the Company to have an increase in loans, especially in the area of agricultural loans, during this time of the year. In addition, investment securities increased $4,549,000, or 23.16%, from December 31, 1998 to September 30, 1999. Total deposits increased $14,892,000, or 21.28%, from the December 31, 1998 amount of $69,970,000. Within the deposit area, interest bearing deposits increased $13,901,000, or 21.85%, and non- interest bearing deposits increased $991,000, or 15.59%, during the first nine months of 1999.

INVESTMENT SECURITIES

Investment securities increased from $19,640,000 at December 31, 1998 to $24,189,000 at September 30, 1999. Much of the increase was in U.S. Agencies, which increased $4,940,000, or 48.12%, from December 31, 1998 to September 30, 1999. The excess funds generated from the growth in deposits and from Advances from the Federal Home Loan Bank that were not invested in loans were invested in securities.

                           HCSB FINANCIAL CORPORATION

LOANS

Net loans increased $15,676,000, or 28.47%, during the nine month period ended September 30, 1999. There were two primary reasons for this growth. First, loan demand in general continued to increase in the Company's market areas in the first nine months of 1999. Second, the Company has begun to establish a presence through its new branches in Conway, North Myrtle Beach, and Tabor City, which opened in late 1997 and early 1998. As expected during this time of year, agricultural loans increased $2,413,000, or 42.38%, from December 31, 1998. Balances within the major loans receivable categories as of September 30, 1999 and December 31, 1998 are as follows:

                                                                          September 30,           December 31,
(DOLLARS IN THOUSANDS)                                                        1999                    1998
                                                                    ----------------------   ---------------------
Real estate - construction and land development                      $              2,367     $              2,052
Real estate - other                                                                25,428                   19,926
Agricultural                                                                        8,107                    5,694
Commercial and industrial                                                          21,222                   15,468
Consumer                                                                           14,473                   12,278
Other, net                                                                            161                      598
                                                                     --------------------     --------------------
                                                                     $             71,758     $             56,016
                                                                     ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                       September 30,
                                                                     ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                        1999                    1998
                                                                     --------------------    ---------------------
Loans:   Nonaccrual loans                                            $                289     $                 47

     Accruing loans more than 90 days past due                       $                 16     $                357

Loans identified by the internal review mechanism:
     Criticized                                                      $                742     $              1,522

     Classified                                                      $                799     $              1,226

Activity in the Allowance for Loan Losses is as follows:
                                                                                       September 30,
                                                                      ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                        1999                     1998
                                                                      --------------------    ---------------------

Balance, January 1,                                                  $                880     $                911
Provision for loan losses for the period                                              170                       55
Net loans charged off for the period                                                  (96)                     (98)
                                                                     --------------------     --------------------
Balance, end of period                                               $                954     $                868
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $             71,758     $             54,442


Allowance for Loan Losses to
  loans outstanding                                                                  1.33%                    1.59%


                           HCSB FINANCIAL CORPORATION

DEPOSITS

At September 30, 1999, total deposits increased by $14,892,000, or 21.28%, from December 31, 1998. Expressed in percentages, non-interest bearing deposits increased 15.59% and interest bearing deposits increased 21.85%. The growth in deposits was primarily attributable to the establishment of several new branches. Deposits at the Conway branch (which opened in February 1998) increased $1,747,000 from December 31, 1998. Deposits at the North Myrtle Beach branch (which opened in October 1997) increased $3,547,000 since December 31, 1998.

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are as follows:

                                                                      September 30,         December 31,
(DOLLARS IN THOUSANDS)                                                    1999                 1998
                                                                     ---------------      ---------------
Non-interest bearing demand deposits                                 $         7,349     $          6,358
Interest bearing demand deposits                                               8,414                9,168
Savings and money market deposits                                             17,685               14,553
Certificates of deposit                                                       51,414               39,891
                                                                     ---------------     ----------------

                                                                     $        84,862     $         69,970
                                                                     ===============     ================

ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank totaled $10,000,000 at September 30, 1999. Of this total, $5,000,000 bears interest at a fixed rate of 4.41% and matures in 2003. The remaining $5,000,000 bears interest at a fixed rate of 4.95% and matures in 2009. The option to call all $10,000,000 of these advances can be exercised in 2000.

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 74.45% at September 30, 1999 and 74.45% at December 31, 1998.

Securities available-for-sale, which totaled $24,189,000 at September 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1999, unused lines of credit totaled $1,000,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $8,024,000 at December 31, 1998 to $8,101,000 at September 30, 1999. The increase of $77,000 is attributable to earnings for the period of $721,000. However, earnings were offset by the negative charge to equity of $626,000 relating to the change in fair value of investment securities. In addition, the Company declared a 5% stock dividend in January 1999 which was paid on March 15, 1999. The only effect on equity as a result of the stock dividend was a charge of $18,000 for the payment of cash in lieu of fractional shares.

                           HCSB FINANCIAL CORPORATION

CAPITAL RESOURCES -- continued

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

The following table summarizes the Company's risk-based capital at September 30, 1999:

(DOLLARS IN THOUSANDS)
Shareholders' equity                                    $              8,647
Less: intangibles                                                          -
                                                        --------------------
Tier 1 capital                                                         8,647

Plus: allowance for loan losses (1)                                      954
                                                        --------------------
Total capital                                           $              9,601
                                                        ====================

Risk-weighted assets                                    $             79,390
                                                        ====================

Risk based capital ratios
     Tier 1                                                           10.89%
     Total capital                                                    12.09%
     Leverage ratio                                                    8.98%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

                           HCSB FINANCIAL CORPORATION

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

                           HCSB FINANCIAL CORPORATION

YEAR 2000 -- continued

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

                                                 HCSB FINANCIAL CORPORATION

                                                 PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on August 5, 1999. This Form 8-K was filed for the purpose of including in the files of the Securities and Exchange Commission the annual report on Form 10-KSB for the year ended December 31, 1998 and the Form 10-QSB for the quarter ended March 31, 1999 previously filed by Horry County State Bank with the Federal Deposit Insurance Corporation so that such documents may be incorporated by reference into filings with the Commission as filings of a predecessor registrant to HCSB Financial Corporation.

Items 1, 2, 3, 4 and 5 are not applicable.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         By:_____________________________
                                            James R. Clarkson
                                            President




Date:_____________                       By:_____________________________
                                            Loretta B. Gerald
                                            Assistant Vice President & Cashier
                                            (Principal Accounting Officer)