Form 10-K
period 1999-12-31
HCSB FINANCIAL CORP
filed 2000-03-30
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-26995

                           HCSB FINANCIAL CORPORATION*
                           ---------------------------

             (Exact name of Registrant as specified in its charter)

        SOUTH CAROLINA                                                    57-1079444
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

5201 BROAD STREET, LORIS, SOUTH CAROLINA                        29569
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  843/756-6333
                                                  --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT - NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock ($.01 par value per share) held by non-affiliates of the registrant as of March 24, 2000 was $17,047,090. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 24, 2000 - 1,002,770 shares of Common Stock, $.01 Par Value.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year end are incorporated by reference into Part III of this report.

*The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

                                     Page 1 of 47 sequentially numbered pages.

                                     PART I

ITEM 1.  BUSINESS

GENERAL. HCSB Financial Corporation (the "Company or "Registrant") is a South Carolina corporation organized for the purpose of becoming a bank holding company for Horry County State Bank (the "Bank"), under the Bank Holding Company Act. Effective June 10, 1999 the Registrant acquired, in exchange for its own shares of common stock, all of the outstanding common stock of the Bank.

SUBSIDIARY. Horry County State Bank is a state-chartered commercial bank operating from seven offices located in Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. The Bank's primary market area is in these counties in South Carolina and North Carolina. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank received its charter on December 18, 1987, and opened for business on January 4, 1988.

The Bank offers a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificate of deposit, money market accounts and IRA's.

The Bank offers short to intermediate term commercial and consumer loans for a variety of purposes on both a secured and unsecured basis. The primary commercial market for these loans is small to medium sized businesses located in the Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. Commercial loans may be made to companies to acquire fixed assets, for general operating purposes, or to finance inventory or accounts receivables, as well as for other purposes. Consumer loans are made to finance the purchase of real estate, automobiles, mobile homes, boats, other recreational items, or for home improvements, education or personal investments.

The Bank has not obtained a material portion of its deposits from any single person or few persons nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. Management has no reason to believe that the loss of any depositor or a few of the larger depositors would have a materially adverse effect upon the operations of the Bank or erode its deposit base.

EMPLOYEES. As of March 24, 2000, the Company and the Bank had sixty full-time and four part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

COMPETITION AND MARKET AREA. The Company and the Bank conduct business in terms substantially the same as a typical commercial bank offering a full range of banking services, with the exception of trust services. The Company's capitalization allows the Company to compete effectively in it's market. Correspondent banks are used to meet customer credit needs that exceed the Bank's lending limits.

The Bank competes in a very competitive market for deposits and loans against commercial banks, savings and loans and credit unions. Several of the bank's competitors are headquartered in Horry County. The Bank prides itself in providing prompt, efficient, courteous service and subscribes to the theory that funds resulting from local depositors should be reinvested in the depositor's community.

The Bank strongly feels that decisions regarding credit and services of a bank can best be made at a local level and that stability and continuity of management within a bank without frequent transfers is important to the financial well-being of its customers.


                                     Page 2 of 47 sequentially numbered pages.

SUPERVISION AND REGULATION. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the South Carolina State Board of Financial Institutions (the "State Board"). The Company is required to file semi-annual reports with the Federal Reserve Board and such additional information as that Board may require pursuant to the Act, and to file annual reports with the State Board.

The Company also is subject to examination by the Federal Reserve Board and the State Board and is required to obtain Federal Reserve Board and State Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of a bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking or managing and controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provisions of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for such on the condition that (I) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof, or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

Stockholders of the Company's common stock are entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available therefore under the laws of the State of South Carolina. The Company's ability to pay dividends is dependent on the amount of dividends paid by the Bank and any other subsidiary of the Company.

In August 1989, the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA provides, among other things, for a phased-in increase in the rate on annual insurance assessments paid by a bank, including the Bank, whose deposits are insured by the new Bank Insurance Fund of the FDIC. FIRREA also imposes liability on an institution, the deposits of which are insured by the FDIC for certain potential obligations to the FDIC incurred in connection with assistance to other FDIC insured institutions under common control with such institutions.

In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes other revisions to several other federal banking statutes. Among other things, FDICIA defined new regulatory standards in such areas as asset quality, earnings and competition and revised existing regulatory standards for powers of state banks, real estate lending, capital adequacy, and other items.

On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated.


                                     Page 3 of 47 sequentially numbered pages.

The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without, as currently required, the establishment of a separate banking structure within the other state. Interstate branching is allowed earlier than the automatic phase-in date of June 1, 1997, as long as the legislatures of both states involved have adopted statutes expressly permitting such branching to take place at an earlier date.

On May 7, 1996, South Carolina adopted the South Carolina Act which became effective on July 1, 1996. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of the Bank, the Company cannot predict the actual impact of such legislation on the competitive position of the Bank.

The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the affect thereof on the Company and/or the Bank.

SOURCES AND AVAILABILITY OF FUNDS. The resources essential to the business of the Company and its subsidiary, the Bank, consist primarily of funds derived from deposits. The Company's banking subsidiary uses these funds to make loans and to fund its investment portfolio. The availability of such funds is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans.

MONETARY POLICY AND ECONOMIC CONTROLS. The earnings of the Company's subsidiary bank, and therefore, to a large extent the earnings of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. Government securities and changes in the reserve requirements applicable to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

DEPENDENCE UPON SINGLE CUSTOMER OR GROUP OF CUSTOMERS. Neither the Company nor the Bank is dependent upon a single customer or a group of a few customers.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------------
Certain of the statements contained in this PART I, Item 1 (Business) and in
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.


                                     Page 4 of 47 sequentially numbered pages.

ITEM 2.  PROPERTIES

The organizers of Horry County State Bank purchased a lot at 5009 Broad Street, Loris, South Carolina in 1987, and the Bank initially opened for business in January, 1988 in a modular facility on this site. The Bank subsequently built a permanent building in this same site, moved its entire operation into this facility in April, 1999 and sold the modular building. The permanent building was enlarged several years later to accommodate the bank's growth and need to expand its support operations area. Today this building houses the Bank's main branch bank in Loris and the Bank's Residential Mortgage Loan Department. The Bank owns this property in fee simple title.

In 1994 the Bank purchased a lot in fee simple at 5264 Hwy. 9, Green Sea, South Carolina and opened a full-service branch bank on this site in March, 1995 in a modular building. The Bank subsequently constructed a 2,300 square foot building on this site and relocated its branch operations into this permanent facility in February, 1998. The Bank still owns the modular building, which is presently unoccupied.

In January, 1997, the Bank purchased a commercial lot and former banking office at 4011 Meeting Street, Loris, South Carolina, and renovated this building to accommodate a second branch facility in Loris as well as the Bank's central credit operations department. This Bank opened this facility in May, 1997. It presently serves solely as a branch banking facility. The Bank owns this property in fee simple.

The Bank purchased a lot and building at East 5th Street, Tabor City, North Carolina in July, 1997, in anticipation of filing an Application to Establish a Branch Banking Facility at this location based on the fact that the Reigle-Neal Act would authorize interstate branching into North Carolina effective June 1, 1997. Late in May, 1997, however the North Carolina legislature rescinded its earlier position on interstate branching and extended its moratorium on such branching into North Carolina until June 1, 1999. Since that time, this moratorium has been extended permanently. The Bank still owns this property in fee simple and has it available for sale. HCSB Financial Corporation has considered establishing a Consumer Finance Company at this location, but no decision has yet been rendered in this regard.

Having been thwarted by the North Carolina banking statute change, the Bank entered into a long-term lease agreement to lease a lot at 3201 Hwy. 701 North, Loris, South Carolina which borders the South Carolina-North Carolina boundary. The lease included an initial five (5)-year term with four (4), five (5)-year renewal options. The Bank opened a full-service branch operation in a modular facility on this site in October, 1997. The Bank expects to build a permanent facility on this site in the future.

In March, 1996 the Bank purchased in fee simple a 2.82 acre tract on Hwy. 9, Little River, South Carolina and subsequently purchased a modular banking facility for location on this site. The Bank opened this branch bank in October, 1997, at 3189 Hwy. 9, Little River, South Carolina. In November, 1999, the Bank completed and moved this branch banking operation into a new 3,300 square foot permanent building on this same property although the physical address changed to 3187 Hwy. 9, Little River, South Carolina. In March, 2000, the Bank sold the modular building and presently has a 1.17 acre portion of this tract advertised for sale.

In November, 1997, the Bank entered into an agreement to lease a commercial lot and former bank building at 1627-A Church Street, Conway, South Carolina. The Bank opened a full-service branching operation at this location in February, 1998, and subsequently purchased this property in April, 1998. The Bank now owns this property in fee simple.

In January, 1998, the Bank purchased a commercial lot and building at 5201 Broad Street, Loris, South Carolina, which is adjacent to the Bank's main branch office in Loris. After remodeling and adding on to this building, the Bank in March, 2000, relocated its Executive Offices, Audit Department, Central Deposit Operations, Central Credit Operations and Computer Operations into this 10,000 square foot facility.


                                     Page 5 of 47 sequentially numbered pages.

In August, 1999, the Bank purchased a 0.84 acre commercial lot at 3201 Hwy. 701 North, Conway, South Carolina. In conjunction with this purchase the Bank also acquired three (3) lifetime easements on adjoining properties totaling 0.19 acre. Construction of a 3,300 square foot building on this site began in March, 2000, and the Bank expects to complete this construction and open a full service branch banking operation in this facility in August, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Company nor Bank were involved as a defendant in any litigation effort as of December 31, 1999, nor is management aware of any potential such litigation to be filed in 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 1999, there were approximately 1,628 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management, its Common Stock has traded at approximately $17.00 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available thereof. The Company has never declared or paid cash dividends. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank. Management does not expect to pay cash dividends in the foreseeable future.

The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash need, and general business conditions. The Company's ability to pay dividends will depend entirely upon the Bank's abilities to distribute dividends to the Company. As a state bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Furthermore, neither the Bank nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business.

The Board of Directors approved a 10% stock dividend for each of the five years ending December 31, 1996. The Company also declared a 5% stock dividend on January 14, 1999 for stockholders of record February 1, 1999. The most recent stock dividend was a two-for-one stock split in the form of a 100% stock dividend approved on January 27, 2000 to stockholders of record February 15, 2000.


                                     Page 6 of 47 sequentially numbered pages.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the financial statements which have been audited by Tourville, Simpson & Caskey, L.L.P., independent accountants. This information should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

Year ended December 31,                          1999           1998            1997           1996           1995
                                             ----------     ----------     -----------    -----------     --------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

FINANCIAL CONDITION:
  Investment securities                      $ 23,892       $ 19,640       $  12,597      $   8,553       $ 10,025
  Allowance for loan losses                       922            880             911            549            398
  Net loans                                    74,871         55,061          40,711         35,556         28,959
  Premises and equipment, net                   4,417          3,504           2,493          1,430          1,071
  Total assets                                114,326         83,586          72,156         49,405         45,913
  Noninterest-bearing deposits                  7,998          6,358           4,814          3,297          2,417
  Interest-bearing deposits                    86,831         63,612          59,071         39,554         39,125
  Total deposits                               94,829         69,970          63,885         42,851         41,542
  Advance from the FHLB                        10,000          5,000             350            450              -
  Total liabilities                           105,985         75,562          64,683         43,910         41,907
  Total stockholders' equity                    8,341          8,024           7,473          5,495          4,006


RESULTS OF OPERATIONS:
  Interest income                            $  7,920       $  6,387       $   5,200      $   4,172       $  3,446
  Interest expense                              3,804          3,257           2,368          2,026          1,862
                                             --------       --------       ---------      ---------       --------
  Net interest income                           4,116          3,130           2,832          2,146          1,584
  Provision for loan losses                       190            100             480            222            197
                                             --------       --------       ---------      ---------       --------
  Net interest income after provision           3,926          3,030           2,352          1,924          1,387
  Other income                                    819            682             434            353            278
  Other expenses                                3,227          2,929           2,143          1,425          1,385
  Income tax expense                              524            272             214            296             78
                                             --------       --------       ---------      ---------       --------
  Net income                                 $    994       $    511       $     429      $     556       $    202
                                             ========       ========       =========      =========       ========


PER SHARE DATA (1):
  Average common shares outstanding          1,002,770      1,002,770        899,920        820,836        771,072
  Net income                                      0.99           0.51           0.48           0.68           0.26
  Period end book value                           8.32           8.00           8.30           6.69           5.20

(1) Adjusted for the effects of the two-for-one stock split in the form of a 100% stock dividend declared in January 2000, the 5% stock dividend declared in January 1999 and the 10% stock dividends declared in December 1996 and 1995.


                                     Page 7 of 47 sequentially numbered pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE PRECEDING "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

DESCRIPTION OF COMPANY'S BUSINESS

HCSB Financial Corporation (the Company) was incorporated on June 10, 1999. The Company's only significant asset is its wholly owned subsidiary, Horry County State Bank (the Bank). The Bank is a state-chartered bank incorporated on December 18, 1987 and located at 5009 Broad Street, Loris, South Carolina. The Company's primary market is Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. From its six branch locations, the Company offers a full range of deposit services which includes checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA's.

The Company is primarily engaged in the business of attracting deposits from the general public and using these deposits together with other funds to make commercial, consumer, and real estate loans. The Company's operating results depend to a substantial extent on the difference between interest and fees earned on loans and investments and the Company's interest expense, consisting principally of interest paid on deposits. Unlike most industrial companies, virtually all of the assets and liabilities of financial institutions are monetary. As a result, interest rates have a greater effect on the financial institution's performance. In addition to competing with other traditional financial institutions, the Company also competes for savings dollars with non-traditional financial intermediaries such as mutual funds. This has resulted in a highly competitive market area which demands the type of personal service and attention granted by HCSB Financial Corporation.

The operating results of the Company are influenced by the volume of agricultural lending in the Company's geographic marketplace. The Company makes seasonal loans to farmers during the first quarter of the year to finance crop production expenses, and the loans are usually repaid during the third and fourth quarters. The seasonality of these loans significantly impacts the Company's asset/liability management and liquidity.

In June of 1997, the State Board of Financial Institutions and the FDIC approved the Company's applications to open three branches in North Myrtle Beach, Tabor City, and Loris. As a condition of approval, the Company was required to obtain an additional $2,000,000 in capital. In response, the Company issued 65,805 shares for $1,542,000, net of expenses, during 1997 and 42,027 shares for $967,000 during 1996. The Loris branch was opened for business on June 9, 1997, and the Tabor City and North Myrtle Beach branches were opened on October 5 and 6, 1997, respectively.

The Company's application to open a branch in Conway, South Carolina was approved by the State Board of Financial Institutions and the FDIC in December of 1997. The branch opened for business on February 17, 1998.

MARKET FOR COMMON STOCK AND DIVIDENDS

Although the common stock of HCSB Financial Corporation is traded from time to time on an individual basis, no established trading market has developed. Trading in the Company's common stock has not been extensive since its January 4, 1988 issuance pursuant to the initial public stock offering. The common stock is not a NASDAQ quoted stock, nor is it quoted by the National Quotation Bureau, Inc. During 1997, the Company sold 65,805 shares of common stock, pursuant to an Offering Circular, at a price of $24 per share. In the most recent trades of which management is aware through March 6, 2000, purchases have been made at a price of $33 per share.

As of March 6, 2000, there were 1,628 holders of record of the Company's common stock, excluding individual participants in security position listings.

No cash dividends have ever been declared or paid by the Company; however, the Board of Directors approved a 10% stock dividend for each of the five years ending December 31, 1996. The Company also declared a 5% stock dividend on January 14, 1999 for stockholders of record February 1, 1999. The most recent stock dividend was a two-for-one stock split in the form of a 100% stock dividend approved on January 27, 2000 to stockholders of record February 15, 2000. Management does not expect the Company to pay cash dividends in the foreseeable future. South Carolina banking regulations restrict the amount of cash dividends that can be paid to HCSB Financial Corporation from the Bank.


                                     Page 8 of 47 sequentially numbered pages.

RESULTS OF OPERATIONS

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of HCSB Financial Corporation. This commentary should be read in conjunction with the financial statements, related notes, and other statistical information in this report.

1999 COMPARED TO 1998

For the year ended December 31, 1999, the Company's net income was $994,000, or $0.99 per share, an increase of $483,000 when compared to the $511,000 net income, or $0.51 per share, for 1998. The increase in net income was primarily due to the growth of loans at new branches in North Myrtle Beach, Tabor City and Loris. Overall, loans net of unearned income increased $19,852,000 from 1998 to 1999. This led to an increase in net interest income of $986,000 from the year ended December 31, 1998 to the year ended December 31, 1999. The increase in the loan portfolio also contributed to a $90,000 increase in the provision for loan losses from $100,000 in the year ended December 31, 1998 to $190,000 in the year ended December 31, 1999. An increase in service charges on deposit accounts of $105,000 over the year ended December 31, 1998 amount of $434,000 also contributed to the increase in net income. These increases were partially offset by the $298,000 increase in non-interest expense and $252,000 increase in income tax expense over their year ended December 31, 1998 values of $2,929,000 and $272,000, respectively.

1998 COMPARED TO 1997

Net income for the year ended December 31, 1998 was $511,000 or $0.51 per share, compared to $429,000 or $0.48 per share, for the year ended December 31, 1997. The decrease in the amount charged to the provision for loan losses was one of the primary reasons for the increase in net income. For the year ended December 31, 1998, the Company charged $100,000 to the provision for loan losses as compared to $480,000 for the year ended December 31, 1997. An improvement in the overall asset quality of the loan portfolio contributed to the reduction in the provision for loan losses. An increase in net interest income was also a contributing factor to the increase in net income. Net interest income increased by $298,000, or 10.5% to $3,130,000 for the year ended December 31, 1998.
Average earning assets increased as a result of the growth from the new branches in 1998. The increases discussed above were partially offset by increases in noninterest expenses as a result of the additional branches opened in late 1997 and early 1998. Noninterest expense increased $786,000 or 36.7% to $2,929,000 for the year ended December 31, 1998 as compared to 1997.


                                     Page 9 of 47 sequentially numbered pages.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY

The Company has sought to maintain a conservative approach in determining the distribution of its assets and liabilities. The following table presents the percentage relationships of significant components of the Company's average balance sheets for the last two fiscal years.

BALANCE SHEET CATEGORIES AS A PERCENT OF AVERAGE TOTAL ASSETS

                                                           1999          1998
                                                       -----------   -----------
ASSETS:
Interest earning assets:
  Federal funds sold                                       2.82%          9.12%
  Investment securities                                   22.80          17.61
  Loans                                                   66.06          64.03
                                                         ------         ------
        Total interest earning assets                     91.68          90.76

Cash and due from banks                                    3.03           1.83
Allowance for loan losses                                  (.92)         (1.08)
Premises and equipment                                     3.72           5.59
Other assets                                               2.49           2.90
                                                         ------         ------

        Total assets                                     100.00%        100.00%
                                                         ======         ======


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing liabilities:
  Interest bearing deposits                               76.86%         81.12%
  Federal funds purchased                                   .12              -
  Advances from the Federal Home Loan Bank                 6.83           1.46
  Repurchase agreements                                     .17              -
                                                         ------         ------
        Total interest bearing liabilities                83.98          82.58

Non-interest bearing deposits                              7.23           7.26
Accrued interest and other liabilities                      .81           0.51
                                                         ------         ------
        Total liabilities                                 92.02          90.35
                                                         ------         ------

Stockholders' equity                                       7.98           9.65
                                                         ------         ------

        Total liabilities and stockholders' equity       100.00%        100.00%
                                                         ======         ======


                                    Page 10 of 47 sequentially numbered pages.

NET INTEREST INCOME

Earnings are dependent to a large degree on net interest income. It represents the difference between gross interest earned on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits, and borrowed funds. The interest rate spread and the net yield on earning assets are two significant elements in analyzing the Company's net interest income. The interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. The net yield on earning assets is computed by dividing net interest income by the average earning assets.

1999 COMPARED TO 1998

Net interest income increased from $3,130,000 for the year ended December 31, 1998 to $4,116,000 for the year ended December 31, 1999, an increase of $986,000 or 31.50%. Total interest income increased $1,533,000 due to the $20,554,000 growth in average earnings assets. The growth in assets was funded by the $13,179,000 increase in average interest-bearing deposits. Most of the deposit growth was from certificates of deposit which are typically the most expensive source of funds for a bank. The average rate paid on deposits was 4.41% in 1999 compared to 4.90% in 1998. The interest rate spread and net yield on earning assets were positively affected by the decrease in the cost of funds, particularly the 49 basis point decrease in the yield on certificates of deposit. The interest rate spread was 4.02% and 3.84% in 1999 and 1998, respectively. The net yield on earning assets during 1999 was 4.40% compared to 4.28% in 1998.

1998 COMPARED TO 1997

For the year ended December 31, 1998, net interest income increased $298,000, or 10.5%, over the 1997 amount of $2,832,000. The increase was attributable to the significant growth in assets that occurred during 1998. Average earning assets were $73,072,000 for 1998 compared to $54,822,000 for 1997, an increase of $18,250,000 or 33.29%. This growth in assets was funded mostly by the $17,979,000 increase in average interest-bearing liabilities. The interest rate spread was 3.84% in 1998 and 4.61% in 1997, while the net yield on earning assets was 4.28% and 5.17% for 1998 and 1997, respectively. The decline during 1998 in the interest rate spread and net yield on earning assets of 77 and 89 basis points, respectively, was the result of not being able to invest the deposits that were generated during the first half of 1998 in a manner that produced a favorable mix of earnings assets. Consequently, interest rates paid for deposits were lowered for the remainder of the year. However, the average rates paid on certificates of deposit for 1998 increased to 5.64% compared to 5.59% for 1997. Also, the average volume of loans as a percentage of total interest earning assets declined during 1998 to 70.54% compared to 75.76% for 1997. Loans are the highest yielding component of earnings assets for the Company.


                                    Page 11 of 47 sequentially numbered pages.

The following table sets forth, for the periods indicated, the weighted average yields earned, the weighted average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

                                                        1999                                   1998
                                         -----------------------------------      ----------------------------------
(DOLLARS IN THOUSANDS)                   AVERAGE                       YIELD      AVERAGE                      YIELD
                                         BALANCE      INTEREST         /RATE      BALANCE     INTEREST         /RATE
                                         ------------------------------------     ----------------------------------
ASSETS:
Taxable securities                      $  19,516     $  1,222     6.26%        $   12,754    $     824    6.46%
Tax-exempt securities                       3,773          168     4.45              1,426           65    4.56
Federal funds sold                          2,880          141     4.90              7,345          401    5.46
Loans (1)                                  67,457        6,389     9.47             51,547        5,097    9.89
                                        ---------     --------                  ----------    ---------
    Total earning assets                   93,626        7,920     8.46             73,072        6,387    8.74
                                                      --------                                ---------

Cash and due from banks                     3,086                                    1,474
Allowance for loan losses                    (943)                                    (872)
Premises and equipment                      3,803                                    4,497
Other assets                                2,547                                    2,337
                                        ---------                               ----------

    Total assets                        $ 102,119                               $   80,508
                                        =========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing deposits               $  78,491     $  3,462     4.41%        $   65,312    $   3,202    4.90%
Other borrowings                            7,271          342     4.70              1,178           55    4.67
                                        ---------     --------                  ----------    ---------
    Total interest-
       bearing liabilities                 85,762        3,804     4.44             66,490        3,257    4.90
                                                      --------                                ---------

Noninterest-bearing deposits                7,385                                    5,841
Accrued interest and
 other liabilities                            824                                      407
Stockholders' equity                        8,148                                    7,770
                                        ---------                               ----------

    Total liabilities and
       stockholders' equity             $ 102,119                               $   80,508
                                        =========                               ==========

Net interest income/
 interest rate spread                                 $  4,116     4.02%                      $   3,130    3.84%
                                                      ========   ======                       =========  ======

Net yield on earning assets                                        4.40%                                   4.28%
                                                                 ======                                  ======

(1) The effects of loans in nonaccrual status and fees collected are not significant to the computations.


                                    Page 12 of 47 sequentially numbered pages.

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (I) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate and volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                              1999 COMPARED TO 1998
                                                                            DUE TO INCREASE (DECREASE) IN

                                                                                            Volume
(DOLLARS IN THOUSANDS)                                        Volume         Rate             Rate         Total
                                                            --------       ---------      ----------      ------
Interest income:
  Taxable securities                                        $    437       $     (25)     $     (14)      $    398
  Tax-exempt securities                                          107              (2)            (2)           103
  Federal funds sold                                            (244)            (41)            25           (260)
  Loans                                                        1,573            (215)           (66)         1,292
                                                            --------       ---------      ---------       --------
        Total interest income                                  1,873            (283)           (57)         1,533
                                                            --------       ---------      ---------       --------
Interest expense:
  Interest-bearing deposits                                      646            (322)           (65)           259
  Other borrowings                                               271               -             17            288
                                                            --------       ---------       --------       --------
        Total interest expense                                   917            (322)           (48)           547
                                                            --------       ---------      ---------       --------

        Net interest income                                 $    956       $      39      $      (9)      $    986
                                                            ========       =========      =========       ========
                                                                              1998 COMPARED TO 1997
                                                                            DUE TO INCREASE (DECREASE) IN

                                                                                            Volume
(DOLLARS IN THOUSANDS)                                        Volume         Rate             Rate         Total
                                                            --------       ---------      ----------      ------
Interest income:
  Taxable securities                                        $    351       $     (15)     $     (11)      $    325
  Tax-exempt securities                                           24              (2)            (1)            21
  Federal funds sold                                             137              (6)            (2)           129
  Loans                                                        1,057            (278)           (67)           712
                                                            --------       ---------      ---------       --------
        Total interest income                                  1,569            (301)           (81)         1,187
                                                            --------       ---------      ---------       --------
Interest expense:
  Interest-bearing deposits                                      837              18              6            861
  Other borrowings                                                49              (9)           (12)            28
                                                            --------       ---------      ---------       --------
        Total interest expense                                   886               9             (6)           889
                                                            --------       ---------      ---------       --------

        Net interest income                                 $    683       $    (310)     $     (75)      $    298
                                                            ========       =========      =========       ========


                                    Page 13 of 47 sequentially numbered pages.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investments have generally followed the fluctuations in market rates in 1999 and 1998. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company's sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

Interest rate sensitivity management is concerned with the management of both the timing and the magnitude of repricing characteristics of interest-earning assets and interest-bearing liabilities and is an important part of asset/liability management. The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates. The following table, "Interest Rate Sensitivity Analysis," indicates that, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position at the end of 1999 of $55,784,000. For a bank with a liability-sensitive position, or negative gap, falling interest rates would generally be expected to have a positive effect on net interest income, and rising interest rates would generally be expected to have the opposite effect. The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1999 and may not be indicative of the Company's rate-sensitivity position at other points in time.

INTEREST RATE SENSITIVITY ANALYSIS

                                                                 After One    After Three             Greater Than
                                                      Within      Through       Through                 One Year
                                                       One         Three        Twelve      Within       or Non-
(DOLLARS IN THOUSANDS)                                Month       Months        Months     One Year     sensitive     Total
                                                    --------     --------     --------     --------     --------    --------
ASSETS
         Earning Assets
                  Loans (1)                         $ 17,721     $  2,533     $  8,032     $ 28,286     $ 47,499    $ 75,785
                  Securities                            --            225          541          766       23,126      23,892
                  Federal funds sold                   2,190         --           --          2,190         --         2,190
                                                    --------     --------     --------     --------     --------    --------
                           Total earning assets       19,911        2,758        8,573       31,242       70,625     101,867
                                                    --------     --------     --------     --------     --------    --------
LIABILITIES
         Interest-bearing liabilities
                  Interest-bearing deposits
                           Demand deposits             8,238         --           --          8,238         --         8,238
                           Savings deposits           18,832         --           --         18,832         --        18,832
                           Time deposits               4,934       10,371       39,651       54,956        4,805      59,761
                                                    --------     --------     --------     --------     --------    --------
                           Total interest-bearing
                              deposits                32,004       10,371       39,651       82,026        4,805      86,831


                  Advances from the Federal            5,000         --           --          5,000        5,000      10,000
                      Home Loan Bank
                                                    --------     --------     --------     --------     --------    --------
                           Total interest-bearing
                              liabilities             37,004       10,371       39,651       87,026        9,805      96,831
                                                    --------     --------     --------     --------     --------    --------
Period gap                                          $(17,093)    $ (7,613)    $(31,078)    $(55,784)    $ 60,820
                                                    ========     ========     ========     ========    ========
Cumulative gap                                      $(17,093)    $(24,706)    $(55,784)    $(55,784)    $  5,036
                                                    ========     ========     ========     ========    ========
Ratio of cumulative gap to total
  earning assets                                      (16.78)%     (24.25)%     (54.76)%     (54.76)%      4.94%

(1) Excludes nonaccrual loans.


                                    Page 14 of 47 sequentially numbered pages.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management's evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. The 1999 and 1998 provisions for loan losses and their related effect of increasing the allowance for loan losses is related to growth in the loan portfolio. Please refer to the section "Loan Portfolio" for a discussion of management's evaluation of the adequacy of the allowances for loan losses. In 1999 and 1998, the provisions for loan losses were $190,000 and $100,000, respectively.

OTHER INCOME

Other income was $819,000 for the year ended December 31, 1999, an increase of $137,000, or 20.1%, when compared with the year ended December 31, 1998. The majority of the increase was in service charges on deposit accounts which increased $105,000 as a result of the growth in the number of deposit accounts generated by the new branches. Insurance commissions were also substantially higher, increasing $32,000, or 27.1%, to $150,000 from $118,000 for the year ended December 31, 1998.

Other income was $682,000 for the year ended December 31, 1998, an increase of $248,000, or 57.1%, when compared with the year ended December 31, 1997. The majority of the increase was in service charges on deposit accounts which increased $128,000 from the growth in the number of deposit accounts generated by the new branches. Insurance commissions were also substantially higher, increasing $71,000, or 151.1%, to $118,000 from $47,000 for the year ended December 31, 1997.

OTHER EXPENSES

All categories of other expenses increased during 1999 due to growth of the Company. Salaries and employee benefits increased $155,000, or 9.9%, due to an increase in staffing and normal salary increases among existing employees. Net occupancy and furniture and equipment expense also increased due mainly to an increase in depreciation expense, insurance, and real estate taxes resulting from the purchase of a new bank building in North Myrtle Beach. Other operating expenses were $912,000 for the year ended December 31, 1999 compared to $857,000 for the year ended December 31, 1998. The increase of $55,000 is primarily attributable to the expenses associated with the formation of the holding company.

Noninterest expense increased $786,000, or 36.7%, during 1998 to $2,929,000. Salaries and employee benefits, the largest component of noninterest expense, increased $441,000, or 39.3%, over the 1997 amount of $1,122,000. This increase reflects a combination of normal salary increases and a full twelve months of salaries at the new branches opened in 1997. Other categories of noninterest expense also increased due mainly to a full twelve months in operation for the new branches. Furniture and equipment expense was $334,000 in 1998 compared to $198,000 in 1997, and net occupancy expense was $175,000 in 1998 compared to $96,000 in 1997.

INCOME TAXES

The Company's income tax expense for 1999 was $524,000, an increase of $252,000 from the 1998 expense of $272,000. The increase in the expense results primarily from increased income before taxes. The Company's effective tax rates for the years ended December 31, 1999 and 1998 were 34.5% and 34.7%, respectively.


                                    Page 15 of 47 sequentially numbered pages.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. HCSB Financial Corporation manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and federal funds sold are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment securities portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. Although not historically used as principal sources of liquidity, federal funds purchased from correspondent banks and advances from the Federal Home Loan Bank are other options available to management. The Company also has $3,500,000 of unused lines of credit to purchase federal funds as of December 31, 1999. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

The expansion of the Company's market area has contributed to an increase in both loans and deposits. These increases did not significantly affect the loans to deposits ratio. The ratio of total loans to total deposits was 79.9% at the end of 1999 compared with 80.0% at the end of 1998.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other unless the Company is in a high liability sensitive position. Also, general increases in the price of goods and services will result in increased operating expenses.

CAPITAL RESOURCES

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets which was 7.98% in 1999 compared to 9.65% in 1998. The change from 1998 was negatively affected by the growth in assets outpacing the increase in equity from 1999 net income and the decrease in equity attributable to the decrease in the fair market value of available-for-sale securities.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.


                                    Page 16 of 47 sequentially numbered pages.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1999, the most recent notifications from the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

The Company and the Bank are required to maintain certain risk-based and leverage ratios. The Company and the Bank exceeded these regulatory capital ratios at December 31, 1999 and 1998 as set forth in the following table.

ANALYSIS OF CAPITAL AND CAPITAL RATIOS                                The Company                The Bank
(DOLLARS IN THOUSANDS)                                                 1999                1999          1998
                                                                   --------------       ------------ -------------
Tier 1 capital                                                     $       9,499        $     9,476  $      7,944
Tier 2 capital                                                               922                922           767
                                                                   --------------       ------------ -------------
         Total qualifying capital                                  $      10,421        $    10,398  $      8,711
                                                                   ==============       ============ =============

Risk-adjusted total assets
  (including off-balance sheet exposures)                          $      83,628        $    83,611  $     61,342
                                                                   ==============       ============ =============
 .
Tier 1 risk-based capital ratio                                            11.36%             11.33%        12.95 %
Total risk-based capital ratio                                             12.46              12.44         14.20
Tier 1 leverage ratio                                                       8.69               8.67          9.87

Management does not expect to pay cash dividends to stockholders during 2000.

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company's ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. As of December 31, 1999 and 1998, all securities were classified available-for-sale.


                                    Page 17 of 47 sequentially numbered pages.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted average yields of those securities at December 31, 1999.

INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                                                          Available-for-Sale
                                                                                          ------------------
(DOLLARS IN THOUSANDS)                                                                       1999         1998
                                                                                        -----------  ---------
Securities of U.S. Government agencies and corporations                                 $  14,593       10,310
Obligations of state and local governments                                                  4,166        2,218
Mortgage-backed securities                                                                  5,133        7,112
                                                                                        ---------    ---------

    Total                                                                               $  23,892    $  19,640
                                                                                        =========    =========

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE
                                                                                          Available-for-Sale
                                                                                          ------------------
                                                                                      Carrying
(DOLLARS IN THOUSANDS)                                                                Amount         Yield (1)
                                                                                    -----------    -----------

Securities of U.S. Government agencies and corporations due:
  After one year but within five years                                              $     4,695              6.32%
  After five years but within ten years                                                   8,052              6.50
  After ten years                                                                         1,846              6.77
                                                                                    -----------    --------------
                                                                                         14,593              6.48
                                                                                    -----------    --------------

Obligations of states and local governments due:
  Within one year                                                                           222              5.92%
  After one year but within five years                                                    1,081              6.46
  After five years but within ten years                                                     847              3.59
  After ten years                                                                         2,016              6.63
                                                                                    -----------    --------------
                                                                                          4,166              5.61
                                                                                    -----------    --------------

Mortgage-backed securities                                                                5,133              6.13%
                                                                                    -----------    --------------

    Total                                                                           $    23,892              6.25%
                                                                                    ===========    ==============

(1) For tax-exempt securities, the tax equivalent yield has been calculated using an incremental rate of 34%.

LOAN PORTFOLIO

Management believes the loan portfolio is adequately diversified. There are no foreign loans, and agricultural loans as of December 31, 1999 are limited. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

The Company has experienced continued growth of its loan portfolio throughout 1999 and 1998, resulting in an increase of $19,852,000 and $14,319,000, respectively. Management has concentrated on maintaining quality in the loan portfolio. The loan-to-deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans yield a higher return than other interest-earning assets. Management intends to deploy available funds to loans in order to maximize earnings and achieve its targeted ratio of loans to deposits; however, there can be no assurance that management will be able to execute its strategy or that loan demand will continue to support growth.


                                    Page 18 of 47 sequentially numbered pages.

LOAN PORTFOLIO COMPOSITION
                                                              December 31,
                                                       ------------------------
(DOLLARS IN THOUSANDS)                                       1999          1998
                                                       -------------  ---------
Real estate - construction and land development        $    3,983     $   2,052
Real estate - other                                        26,601        19,926
Agricultural                                                5,961         5,694
Commercial and industrial                                  22,796        15,468
Consumer                                                   16,193        12,278
All other (including overdrafts)                              305           598
                                                       ----------     ---------

     Total                                             $   75,839    $   56,016
                                                       ===========    =========

CREDIT RISK MANAGEMENT

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. The Company manages credit risk through a strategy of making loans within the Company's primary marketplace and within the Company's limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers' ability to honor the terms of their loans is dependent on the business and economic conditions in Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company's loans are collateralized by real estate. Even though a substantial portion of the Company's loans are collateralized by real estate, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company manages risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower's ability to service the debt as well as the value of the pledged collateral.

The Company's loan officers and loan administration staff are charged with monitoring the Company's loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the Company's loan portfolio, several credit risk identification and monitoring processes are utilized. The Company assesses credit risk initially through the assignment of a risk grade to each loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of any collateral.

Credit grading is adjusted during the life of the loan to reflect economic and individual changes having an impact on the borrower's ability to honor the terms of their commitments. Management uses the risk grades as a tool for identifying known and inherent losses in the loan portfolio and for determining the adequacy of the allowance for loan losses.


                                    Page 19 of 47 sequentially numbered pages.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES:

The following table summarizes the loan maturity distribution, by type, at December 31, 1999 and related interest rate characteristics:

                                                                One year       One to         After
(DOLLARS IN THOUSANDS)                                          or less       five years    five years      Total
                                                                -------       ----------    ----------      -----
Real estate - construction and land development              $   1,925     $    2,023     $       35     $   3,983
Real estate - other                                              4,215         18,670          3,716        26,601
Agricultural                                                     3,479          2,050            432         5,961
Commercial and industrial                                        6,534         15,550            712        22,796
Consumer                                                         4,194         11,420            579        16,193
All other (including overdrafts)                                   167             13            125           305
                                                             ---------     ----------     ----------     ---------

    Total                                                    $  20,514     $   49,726     $    5,599     $  75,839
                                                             =========     ==========     ==========     =========

Fixed rate loans, due after one year                                                                     $  47,499
                                                                                                         =========

Variable rate loans, due after one year                                                                  $   7,826
                                                                                                         =========

RISK ELEMENTS

Loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.

As of December 31, 1999 and 1998, the Company had nonaccrual loans of approximately $54,000 and $288,000, respectively, and loans that were past due 90 days or more and still accruing interest of approximately $16,000 and $107,000, respectively, for which impairment had not been recognized. The additional interest income which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms is immaterial for all years presented. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 1999.


                                    Page 20 of 47 sequentially numbered pages.

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)                                                                      1999            1998
                                                                                        --------------  ------------
Loans outstanding at the end of year, net of unearned income                              $   75,793     $  55,941
                                                                                          ==========     =========

Average amount of loans outstanding                                                       $   67,457     $  51,547
                                                                                          ==========     =========

Balance of allowance for loan losses at beginning of year                                 $      880     $     911
                                                                                          ----------     ---------
Loans charged off:
  Real estate                                                                                      -            14
  Commercial                                                                                     126           113
  Consumer & credit card                                                                          36            23
                                                                                          ----------     ---------
        Total loans charged off                                                                  162           150
Recoveries of loans previously charged off                                                        14            19
                                                                                          ----------     ---------
        Net charge-offs                                                                          148           131
                                                                                          ----------     ---------
Provision charged to operations                                                                  190           100
                                                                                          ----------     ---------

Balance of allowance for loan losses at end of year                                       $      922     $     880
                                                                                          ==========     =========

RATIOS:

  Net charge-offs to average loans outstanding                                                   .22%         0.25%
  Net charge-offs to loans at end of year                                                        .20          0.23
  Allowance for loan losses to average loans                                                    1.37          1.71
  Allowance for loan losses to loans at end of year                                             1.22          1.57
  Net charge-offs to allowance for loan losses                                                 16.05         14.89
  Net charge-offs to provisions for loan losses                                                77.89        131.00

Management does not allocate specific percentages of the Company's allowance for loan losses to the various categories of loans but evaluates the adequacy on an overall portfolio basis utilizing its risk grading system.

Management regularly monitors past due and classified loans. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period.

At December 31, 1999 and 1998, management considers the allowances for loan losses adequate based on their judgments, evaluations, and analysis of the loan portfolio.


                                    Page 21 of 47 sequentially numbered pages.

AVERAGE DAILY DEPOSITS

The following table summarizes the Company's average daily deposits for the years ended December 31, 1999 and 1998. These totals include certificates of deposit $100,000 and over which at December 31, 1999 totaled $22,567,000. Of this total, scheduled maturities within three months were $8,447,000; within three to six months $9,627,000; within six to twelve months $3,821,000; and $672,000 maturing thereafter.

                                                                            1999                      1998
                                                                   ---------------------     ----------------------
                                                                    Average     Average       Average     Average
(DOLLARS IN THOUSANDS)                                               Amount    Rate Paid       Amount     Rate Paid
                                                                   ---------   ---------     ---------    ---------
Noninterest-bearing demand                                         $   7,385       -         $   5,841       -
Interest-bearing transaction accounts                                  8,496      1.02%          7,906      1.53%
Money market savings account                                          14,517      4.37           9,725      4.60
Other savings accounts                                                 2,145      2.19           1,830      2.51
Certificates of deposit                                               53,333      5.05          45,851      5.64
                                                                   ---------                 ---------

    Total                                                          $  85,876                 $  71,153
                                                                   =========                 =========

RETURN ON EQUITY AND ASSETS

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average daily equity), and equity to assets ratio (average equity divided by average total assets) for the period indicated. Since its inception, the Company has not paid cash dividends.

                                                      1999          1998
                                                   ----------    ----------

Return on average assets                              0.97%          0.63%

Return on average equity                             12.20           6.58

Equity to assets ratio                                7.98           9.65

ACCOUNTING AND FINANCIAL REPORTING ISSUES

In February 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS 132 amends SFAS 87, 88, and 106 and revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. At December 31, 1999, the Company was not affected by this Statement.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP is to be reported as the cumulative effect of a change in accounting principle.

This SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted this SOP as of January 1, 1999.


                                    Page 22 of 47 sequentially numbered pages.

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company generally does not purchase derivative instruments or enter into hedging activities.

This statement is effective for fiscal years beginning after June 15, 1999.

The Company was not affected by Financial Accounting Standards Board Statements 134, 135 or 136.

In 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." As stated, this Statement delays the effective date for the implementation of SFAS 133. This Statement is effective for fiscal years beginning after June 15, 2000.

INDUSTRY DEVELOPMENTS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

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


                                    Page 23 of 47 sequentially numbered pages.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages 26 through 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Information called for by Part III (Items 10, 11, 12 and 13) of this Report on Form 10-K have been omitted as the Company has filed a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934 which includes this information.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                    Page 24 of 47 sequentially numbered pages.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)-(2) Financial Statements and Schedules:

The consolidated financial statements and schedules of the Company identified in the accompanying index to financial statements at page 26 herein are filed as part of this report.

(a)(3) Listing of Exhibits that are included and filed as part of this reprot:

       3.1  Articles of Incorporation of the Registrant.

       3.2  Bylaws of the Registrant.

(a)(3) 21 Subsidiaries of Registrant

         Horry County State Bank is the only subsidiary of HCSB Financial Corporation.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.






* Incorporated by reference as indicated.


                                    Page 25 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)


                        Consolidated Financial Statements

                    Years Ended December 31, 1999, 1998, 1997

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page #
                                                                         ------


Report of Tourville, Simpson & Caskey, L.L.P.
        Independent Auditors.............................................   27

Consolidated Balance Sheets as of
        December 31, 1999 and 1998.......................................   28

Consolidated Statements of Income for the years ended
        December 31, 1999,  1998 and 1997................................   29

Consolidated Statements of Stockholders' Equity and Comprehensive Income
        for the years ended December 31, 1999,  1998 and 1997............   30

Consolidated Statements of Cash Flows for the years ended
        December 31, 1999,  1998 and 1997................................   31

Notes to Consolidated Financial Statements...............................   32


                                    Page 26 of 47 sequentially numbered pages.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
HCSB Financial Corporation
Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation (formerly Horry County State Bank) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCSB Financial Corporation (formerly Horry County State Bank) as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ TOURVILLE, SIMPSON & CASKEY, L.L.P.


Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
February 25, 2000


                                    Page 27 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

(DOLLARS IN THOUSANDS)                                                                        1999         1998
                                                                                          ------------  ----------
ASSETS
  Cash and cash equivalents:
    Cash and due from banks (Note C)                                                      $   5,708     $    2,573
    Federal funds sold                                                                        2,190              -
    Time deposits with other banks                                                                -            500
                                                                                          ---------     ----------
         Total cash and cash equivalents                                                      7,898          3,073

   Securities available-for-sale (Note D)                                                    23,892         19,640

  Loans (Note E)                                                                             75,839         56,016
    Less, unearned income                                                                       (46)           (75)
    Less, allowance for loan losses (Note E)                                                   (922)          (880)
                                                                                          ---------     ----------
          Loans, net                                                                         74,871         55,061

  Premises and equipment, net (Note F)                                                        4,417          3,504
  Accrued interest receivable                                                                 1,204            857
  Other assets (Note G)                                                                       2,044          1,451
                                                                                          ---------     ----------

          Total assets                                                                    $ 114,326     $   83,586
                                                                                          =========     ==========

LIABILITIES
  Deposits:
    Noninterest-bearing transaction accounts                                              $   7,998     $    6,358
    Interest-bearing transaction accounts                                                     8,238          9,168
    Money market savings accounts                                                            16,752         12,702
    Other savings accounts                                                                    2,080          1,851
    Certificates of deposit $100,000 and over (Note H)                                       22,567         12,118
    Other time deposits (Note H)                                                             37,194         27,773
                                                                                          ---------     ----------
          Total deposits                                                                     94,829         69,970

  Accrued interest payable                                                                      403            221
  Federal funds purchased                                                                         -            170
  Advance from the Federal Home Loan Bank (Note I)                                           10,000          5,000
  Other liabilities                                                                             753            201
                                                                                          ---------     ----------
          Total liabilities                                                                 105,985         75,562
                                                                                          ---------     ----------

Commitments and contingencies (Notes E, J and K)

STOCKHOLDERS' EQUITY (Note L)
  Common stock, $0.01 par value; authorized 10,000,000 shares; issued and
    outstanding 501,385 shares in 1999 and 478,150 shares in 1998                                 5              5
  Capital surplus                                                                             7,878          7,251
  Undivided profits                                                                           1,037            688
  Accumulated other comprehensive income (loss)                                                (579)            80
                                                                                          ---------     ----------
          Total stockholders' equity                                                          8,341          8,024
                                                                                          ---------     ----------

          Total liabilities and stockholders' equity                                      $ 114,326     $   83,586
                                                                                          =========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                    Page 28 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)                                        1999           1998        1997
                                                                           -------------  ------------- ----------
INTEREST INCOME:
  Loans, including fees                                                    $   6,389      $   5,097     $    4,385
  Investment securities:
    Taxable                                                                    1,222            824            499
    Tax-exempt                                                                   168             65             44
  Federal funds sold                                                             141            401            272
                                                                           ---------      ---------     ----------
          Total interest income                                                7,920          6,387          5,200
                                                                           ---------      ---------     ----------

INTEREST EXPENSE:
  Certificates of deposit $100,000 and over                                      160            674            573
  Other deposits                                                               3,302          2,528          1,768
  Advances from the Federal Home Loan Bank                                       325             55             25
  Federal funds purchased                                                         17              -              2
                                                                           ---------      ---------     ----------
          Total interest expense                                               3,804          3,257          2,368
                                                                           ---------      ---------     ----------

NET INTEREST INCOME                                                            4,116          3,130          2,832

Provision for loan losses (Note E)                                               190            100            480
                                                                           ---------      ---------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            3,926          3,030          2,352
                                                                           ---------      ---------     ----------

OTHER INCOME:
  Service charges on deposit accounts                                            539            434            306
  Credit life insurance commissions                                              150            118             47
  Other income                                                                   130            130             81
                                                                           ---------      ---------     ----------
          Total other income                                                     819            682            434
                                                                           ---------      ---------     ----------

OTHER EXPENSES:
  Salaries and employee benefits                                               1,718          1,563          1,122
  Net occupancy expense                                                          193            175             96
  Furniture and equipment expense                                                404            334            198
  Other expense (Note O)                                                         912            857            727
                                                                           ---------      ---------     ----------
          Total other expenses                                                 3,227          2,929          2,143
                                                                           ---------      ---------     ----------

INCOME BEFORE INCOME TAXES                                                     1,518            783            643

Income tax expense (Note P)                                                      524            272            214
                                                                           ---------      ---------     ----------

NET INCOME                                                                 $     994      $     511     $      429
                                                                           =========      =========     ==========

PER SHARE:
  Weighted average shares outstanding                                      1,002,770      1,002,770        899,920
  Net income (Note L)                                                      $    0.99      $    0.51     $     0.48

The accompanying notes are an integral part of the consolidated financial statements.


                                    Page 29 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
              INCOME YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                         Common Stock       Common
                                      ------------------     Stock                          Accumulated
                                      Number               Dividends                         Other Comp-
(DOLLARS IN THOUSANDS,                 of                    Distri-    Capital    Undivided   rehensive
EXCEPT NUMBER OF SHARES)             Shares       Amount    butable    Surplus     Profits     Income    Total
                                    --------  ----------  ---------  ---------  ---------- ----------  --------
BALANCE, DECEMBER 31, 1996           375,341      $   4    $   188   $  5,525    $   (252)    $   30 $  5,495

Net income                                 -          -          -          -         429          -      429
Other comprehensive income (loss),
  net of tax loss of $7                    -          -          -          -           -         10       10
                                                                                                       ------
  Comprehensive income                     -          -          -          -           -          -      439
                                                                                                       ------

Issuance of stock dividend            37,004          -       (188)       185           -          -       (3)

Issuance of common stock              65,805          1          -      1,541           -          -    1,542
                                    --------  ---------  ---------  ---------    --------  ---------   ------

BALANCE, DECEMBER 31, 1997           478,150          5          -      7,251         177         40    7,473

Net income                                 -          -          -          -         511          -      511
Other comprehensive income (loss),
  net of tax loss of $23                   -          -          -          -           -         40       40
                                                                                                       ------
  Comprehensive income                     -          -          -          -           -          -      551
                                    --------  ---------  ---------  ---------    --------  ---------   ------

BALANCE, DECEMBER 31, 1998           478,150          5          -      7,251         688         80    8,024

Net income                                 -          -          -          -         994          -      994
Other comprehensive income (loss),
  net of tax benefit of $388               -          -          -          -           -       (659)    (659)
                                                                                                       ------
  Comprehensive income                     -          -          -          -           -          -      335
                                                                                                       ------

Payment for fractional shares              -          -          -          -         (18)         -      (18)

Issuance of stock dividend            23,235          -          -        627        (627)         -        -
                                    --------  ---------  ---------  ---------    --------  ---------   ------

BALANCE, DECEMBER 31, 1999           501,385  $       5  $       -  $   7,878    $  1,037  $    (579) $ 8,341
                                    ========  =========  =========  =========    ========  =========   ======

The accompanying notes are an integral part of the consolidated financial statements.


                                    Page 30 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(DOLLARS IN THOUSANDS)                                                          1999           1998           1997
                                                                           ------------   ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $     994      $     511     $      429
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for loan losses                                                  190            100            480
      Deferred income tax provision (benefit)                                    (20)            19           (147)
      Depreciation and amortization                                              303            241            132
      Premium amortization less accretion                                         14              6              4
      Amortization of net deferred loan costs                                    100             80             70
      Loss on sale of other real estate owned                                     17              -              1
      Loss (gain) on disposals of premises and equipment                          (5)            (2)             8
      Increase in interest receivable                                           (347)           (40)          (185)
      Increase (decrease) in interest payable                                    182            (96)           (36)
      (Increase) decrease in other assets                                        (84)          (179)          (637)
      Increase (decrease) in other accrued expenses                              551             70           (125)
                                                                           ---------      ---------     ----------
         Net cash provided (used) by operating activities                      1,895            710             (6)
                                                                           ---------      ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                 (11,631)       (15,630)        (8,489)
  Maturities of securities available-for-sale                                  6,318          8,644          4,458
  Net increase in loans made to customers                                    (20,100)       (14,571)        (5,809)
  Purchases of premises and equipment                                         (1,182)        (1,224)        (1,190)
  Proceeds from sales of premises and equipment                                   15             13              2
  Proceeds from sales of other real estate owned                                  88              -             70
  Investment in Federal Home Loan Bank stock                                    (250)          (102)           (10)
                                                                           ---------      ---------     ----------
          Net cash used by investing activities                              (26,742)       (22,870)       (10,968)
                                                                           ---------      ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts                                  4,989          8,956          3,160
  Net increase (decrease) in time deposits                                    19,871         (2,871)        17,874
  Net (decrease) increase in federal funds purchased                            (170)           170              -
  Advances from the Federal Home Loan Bank                                     5,000          5,325              -
  Repayment of advances from the Federal Home Loan Bank                            -           (675)          (100)
  Cash paid for fractional shares                                                (18)             -             (3)
  Proceeds from issuance of common stock                                           -              -          1,542
                                                                           ---------      ---------     ----------
          Net cash provided by financing activities                           29,672         10,905         22,473
                                                                           ---------      ---------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,825        (11,255)        11,499

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   3,073         14,328          2,829
                                                                           ---------      ---------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   7,898      $   3,073     $   14,328
                                                                           =========      =========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                    Page 31 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION - The accompanying consolidated financial statements include the accounts of HCSB Financial Corporation (the Company) and its wholly owned subsidiary Horry County State Bank (the Bank). The Company was incorporated on June 10, 1999. The Bank was incorporated on December 18, 1987 and opened for operations on January 4, 1988. The principal business activity of the Company is to provide commercial banking services in Horry County, South Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the FDIC).

MANAGEMENT'S ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's activities are with customers located within Horry and Marion Counties in South Carolina and Columbus County in North Carolina. The types of securities in which the Company invests are discussed in Note 3. The types of lending that the Company engages in are discussed in Note 4. The Company does not have any significant concentrations to any one industry or customer.

INVESTMENT SECURITIES - Investment securities available-for-sale by the Company are carried at amortized cost and adjusted to their estimated fair value. The unrealized gain or loss is recorded in stockholders' equity net of the deferred tax effects. Management does not actively trade securities classified as available-for-sale but intends to hold these securities for an indefinite period of time and may sell them prior to maturity to achieve certain objectives. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the realized gain or loss from a sales transaction.

LOANS - Loans are stated at their unpaid principal balance. Interest income on certain installment loans is computed using a sum-of-the months digits method. Interest income on all other loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are being deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.


                                    Page 32 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for "smaller balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit card loans and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company's investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines that the borrower may be unable to meet payments as they become due.

ALLOWANCE FOR LOAN LOSSES - An allowance for possible loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses, including provisions for loan impairment, and recoveries on loans previously charged off are added to the allowance.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 40 years; furniture and equipment - 3 to 25 years. The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the income statement.

Maintenance and repairs are charged to current expense as incurred, and the costs of major renewals and improvements are capitalized.

OTHER REAL ESTATE OWNED - Other real estate owned includes real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral, and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or fair value less estimated costs to sell.

Any writedowns at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent writedowns, and gains and losses on disposal are included in other expenses.

FEDERAL HOME LOAN BANK STOCK AND COMMUNITY FINANCIAL SERVICES STOCK - Other assets include the Company's investments in the stock of the Federal Home Loan Bank and Community Financial Services. The stocks are carried at cost because they have no quoted market value and no ready market exists. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize the borrowings. Dividends received on Federal Home Loan Bank stock and Community Financial Services stock are included in other income.

At December 31, 1999 and 1998, the investment in Federal Home Loan Bank stock was $500,000 and $250,000, respectively. At both December 31, 1999 and 1998, the investment in Community Financial Services stock was $59,612.


                                    Page 33 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME AND EXPENSE RECOGNITION - The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions and other miscellaneous fees are reported when received.

INCOME TAXES - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1999 will be realized, and accordingly, has not established a valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET INCOME PER SHARE - Net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Retroactive recognition has been given for the effects of all stock dividends in computing the weighted average number of shares. See Note L.

COMPREHENSIVE INCOME - The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                                                                        Year Ended December 31,
                                                                           -------------------------------------------
                                                                              1999              1998          1997
                                                                           ----------       ----------     -----------
(DOLLARS IN THOUSANDS)
Unrealized holding gains on available-for-sale securities                  $  (1,047)          $    63       $   17
Reclassification adjustment for losses (gains) in realized income                  -                 -            -
                                                                           ----------       ----------     -----------
Net unrealized gains                                                          (1,047)               63           17
Tax effect                                                                       388               (23)          (7)
                                                                           ----------       ----------     -----------
Net-of-tax amount                                                          $    (659)          $    40       $   10
                                                                           ==========       ==========      ===========

STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and time deposits with other banks.

The following summarizes supplemental cash flow information for 1999, 1998, and 1997:

                                                                         1999          1998        1997
                                                                         ----          ----        ----
(DOLLARS IN THOUSANDS)
Cash paid for interest                                               $  3,622      $  3,353     $  2,411
Cash paid for income taxes                                                171           246          557

Supplemental noncash investing and financing activities:
  Foreclosures on loans                                                     -            46          104


                                    Page 34 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

RECLASSIFICATIONS - Certain captions and amounts in the financial statements of 1998 and 1997 were reclassified to conform with the 1999 presentation.

NOTE B - CORPORATE REORGANIZATION

On May 13, 1999, the stockholders of Horry County State Bank approved a plan of corporate reorganization under which Horry County State Bank became a wholly owned subsidiary of HCSB Financial Corporation, which was organized at the direction of the Bank's management. The original authorized common stock of HCSB Financial Corporation is 10,000,000 shares with a par value of $0.01 per share. Pursuant to the reorganization, the Company issued 501,385 shares of its common stock in exchange for all of the 501,385 outstanding common shares of the Bank. The effective date of the reorganization was June 10, 1999 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the year ended December 31, 1999 are presented as if the reorganization had occurred on January 1, 1999. The accompanying financial statements for the years ended December 31, 1998 and December 31, 1997 are unchanged from the amounts previously reported by Horry County State Bank.

The following is a summary of Horry County State Bank's operations and stockholders' equity for the period January 1, 1999 through June 9, 1999.

  (DOLLARS IN THOUSANDS)
Interest income                                       $ 3,151
Interest expense                                        1,487
                                                      -------
Net interest income                                     1,664
Provision for loan losses                                 120
                                                      -------
Net interest income after provision for loan losses     1,544
Other income                                              326
Other expense                                           1,447
                                                      -------

Net income                                            $   423
                                                      =======

Stockholders' equity, January 1, 1999                 $ 8,024
Net income for the period                                 423
Change in fair value during the period                   (271)
Payments for fractional shares                            (18)
                                                      -------

Stockholders' equity, June 9, 1999                    $ 8,158
                                                      =======

NOTE C - CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 1999, the requirements were satisfied by vault cash.


                                    Page 35 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES

Securities available-for-sale as of December 31, 1999 and 1998 consisted of the following:

                                                                            Gross          Gross         Estimated
(DOLLARS IN THOUSANDS)                                      Amortized      Unrealized     Unrealized       Fair
                                                              Cost          Gains          Losses          Value
                                                            ---------      ---------      ---------     --------
DECEMBER 31, 1999
Securities of U.S. Government
  agencies and corporations                                 $  15,202      $       -      $     609     $   14,593
Mortgage-backed securities                                      5,254              -            121          5,133
Obligations of states and local governments                     4,356              -            190          4,166
                                                            ---------      ---------      ---------     ----------

          Total                                             $  24,812      $       -      $     920     $   23,892
                                                            =========      =========      =========     ==========

DECEMBER 31, 1998
Securities of U.S. Government
  agencies and corporations                                 $  10,266      $      49      $       5     $   10,310
Mortgage-backed securities                                      7,071             54             13          7,112
Obligations of states and local governments                     2,176             46              4          2,218
                                                            ---------      ---------       --------     ----------

          Total                                             $  19,513      $     149      $      22     $   19,640
                                                            =========      =========      =========     ==========

The following is a summary of maturities of securities available-for-sale as of December 31, 1999. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

(DOLLARS IN THOUSANDS)                          Amortized     Estimated
                                                   Cost       Fair Value
                                                 --------     ----------

Due within one year                             $     224     $      222
Due after one year but within five years            5,883          5,776
Due after five years but within ten years           9,286          8,899
Due after ten years                                 4,164          3,862
                                                ---------     ----------
                                                   19,557         18,759
Mortgage-backed securities                          5,255          5,133
                                                ---------     ----------

          Total                                 $  24,812     $   23,892
                                                =========     ==========

At December 31, 1999 and 1998, investment securities with a book value of $14,469,000 and $3,290,000, respectively, and a market value of $13,955,000 and $3,322,000, respectively, were pledged as collateral to secure public deposits.

There were no sales of securities in 1999 or 1998.


                                    Page 36 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS
NOTE E - LOANS

Loans as of December 31, 1999 and 1998 consisted of the following:

                                                            December 31,
                                                     ------------------------
(DOLLARS IN THOUSANDS)                                    1999           1998
                                                     ------------   ---------

Real estate - construction and land development      $   3,983      $   2,052
Real estate - other                                     26,601         19,926
Agricultural                                             5,961          5,694
Commercial and industrial                               22,796         15,468
Consumer                                                16,193         12,278
All other (including overdrafts)                           305            598
                                                     ---------      ---------

     Total                                           $  75,839      $  56,016
                                                     =========      =========

Certain parties (principally certain directors and officers of the Company, their immediate families, and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of loans to related parties was $1,825,000 and $1,226,000 at December 31, 1999 and 1998, respectively. During 1999, $944,000 of new loans were made to related parties, and repayments totaled $345,000.

Transactions in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 are summarized below:

                                          Year ended December 31,
                                ---------------------------------------
(DOLLARS IN THOUSANDS)               1999           1998           1997
                                ------------   ------------  ----------

Balance at January 1            $     880      $     911     $      549
Provision charged to expense          190            100            480
Recoveries                             14             19             63
Charge-offs                          (162)          (150)          (181)
                                ---------      ---------     ----------

Balance at December 31          $     922      $     880     $      911
                                =========      =========     ==========

Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.

As of December 31, 1999 and 1998, the Company had nonaccrual loans of approximately $54,000 and $288,000, respectively, and loans that were past due 90 days or more of approximately $16,000 and $107,000, respectively, for which impairment had not been recognized. The additional interest income which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms is immaterial for all years presented.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.


                                    Page 37 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS

NOTE E - LOANS - CONTINUED

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company's off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                        December 31,
                                            -------------------------------
(DOLLARS IN THOUSANDS)                            1999             1998
                                            ----------------  -------------

Commitments to extend credit                  $  5,290          $  4,180
Standby letters of credit                          272                30

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1999 and 1998 consisted of the following:

                                                      December 31,
                                              --------------------------
(DOLLARS IN THOUSANDS)                            1999          1998
                                              ------------  ------------
Land                                          $   1,011     $      935
Building and land improvements                    2,342          1,867
Furniture and equipment                           1,617          1,281
Construction in process                             388            121
                                              ---------     ----------
    Total                                         5,358          4,204
Less, accumulated depreciation                     (941)          (700)
                                              ---------     ----------

Premises and equipment, net                   $   4,417     $    3,504
                                              =========     ==========

Depreciation expense for the years ended December 31, 1999 and 1998 was $259,000 and $202,000, respectively.

Construction in process represents construction costs for renovations for the future location of the Company's operations center. Management anticipates completion of the project in 2000. In 1999 and 1998, the Company capitalized $18,000 and $10,000 of interest, respectively, during the construction and renovation of new branches and the operations center.


                                    Page 38 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS

NOTE G - OTHER ASSETS

As of December 31, 1999 and 1998, other assets consisted of the following:

                                                   December 31,
                                            ------------------------
(DOLLARS IN THOUSANDS)                         1999           1998
                                            -----------  -----------

Cash value of life insurance                $   695       $    681
Other real estate                                 -            105
Federal Home Loan Bank stock, at cost           500            250
Community Financial Services stock, at cost      60             60
Prepaid expenses                                 72             66
Unamortized software                            138            115
Net deferred tax asset                          568            160
Other                                            11             14
                                           -----------    -----------

          Total                            $  2,044       $  1,451
                                           ===========    ===========

NOTE H - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

                        (DOLLARS IN THOUSANDS)                     Amount
                                                                 --------

                                 2000                            $  54,956
                                 2001                                4,232
                                 2002                                  331
                                 2003                                  110
                                 2004 and thereafter                   132
                                                                 ---------

                                 Total                           $  59,761
                                                                 =========

As of December 31, 1999, certificates of deposit totaling $9,166,000 are held by one customer and represent 9.67% of total deposits. Overdrawn deposit accounts in the amount of $23,000 are classified as loans as of December 31, 1999.

NOTE I - ADVANCE FROM THE FEDERAL HOME LOAN BANK

As of December 31, 1999, the Company owes $10,000,000 on advances from the Federal Home Loan Bank. The first originated on October 16, 1998 in the amount of $5,000,000 and the second originated on August 6, 1999 for an additional $5,000,000. The terms of the agreement are quarterly interest payments of $55,000 based on a fixed rate of 4.41% for the first $5,000,000 advance and $62,000 based on a fixed rate of 4.95% for the second $5,000,000 advance. The principal balance of the first $5,000,000 advance is due October 16, 2003. The principal balance of the second $5,000,000 advance is due on August 7, 2009, but is subject to early termination with a two day notice. As collateral, the Company has pledged its portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $10,898,000 at December 31, 1999 and its investment in Federal Home Loan Bank stock of $500,000 which is included in other assets.

NOTE J - LEASE COMMITMENTS

On May 15, 1997, the Company entered into a lease agreement for land on which to operate its Tabor City branch. The lease has an initial five-year term which expires June 5, 2002 and is renewable at the Company's option for seven five-year terms. During the first five years of the lease, the Company will pay $600 per month. Beginning with the first option period, the rental amount will increase to the then current rental amount.


                                    Page 39 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS


NOTE J - LEASE COMMITMENTS - CONTINUED

Future minimum lease payments over the next five years for this long-term operating leases are as follows:

         (DOLLARS IN THOUSANDS)                        Amount
                                                     --------

         2000                                        $       7
         2001                                                7
         2002                                                7
         2003                                                7
         2004                                                8
                                                     ---------

              Total                                  $      36
                                                     =========

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. At December 31, 1999, management is not aware of any pending or threatened litigation or unasserted claims that could result in losses, if any, that would be material to the financial statements.

NOTE L - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK - In June of 1997, the State Board of Financial Institutions and the FDIC approved the Company's applications to open three branches in North Myrtle Beach, Tabor City, and Loris. As a condition of approval, the Company was required to obtain an additional $2,000,000 in capital. In response, the Company issued 65,805 shares for $1,542,000 during 1997 and 42,027 shares for $967,000 during 1996. The Loris branch was opened for business on June 9, 1997, and the Tabor City and North Myrtle Beach branches were opened on October 5 and 6, 1997, respectively.

STOCK DIVIDENDS - On January 14, 1999, the Board of Directors approved a 5% stock dividend payable to shareholders of record on February 1, 1999. The stock dividend, based on the estimated fair value of the shares, was paid on March 15, 1999. The cost to purchase fractional shares was $18,000. Appropriately, all share and per share data in these financial statements and notes hereto have been adjusted to reflect this stock dividend.

On January 27, 2000, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend payable on March 15, 2000 to stockholders of record on February 15, 2000. Net income per share and average shares outstanding have been adjusted to reflect the stock distribution for all periods presented.

RESTRICTIONS ON DIVIDENDS - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to HCSB Financial Corporation are payable only from the undivided profits of the Bank. At December 31, 1999, the Bank's undivided profits were $1,015,000. The Bank is authorized to pay cash dividends up to 100% of net income in any calender year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE M - CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


                                    Page 40 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS

NOTE M - CAPITAL REQUIREMENTS - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank's categories.

The following table summarizes the capital ratios and the regulatory minimum requirements of the Bank at December 31, 1999 and 1998.

                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                      For Capital          Prompt Corrective
                                                               Actual             Adequacy Purposes        Action Provisions
                                                      ---------------------    --------------------      -------------------
                                                        Amount       Ratio        Amount      Ratio        Amount       Ratio
                                                      ----------    -------    -----------   -------     ----------    ------
(DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
   Total capital (to risk weighted assets)            $ 10,398        12.44%    $  6,689      8.00%       $  8,361      10.00%
   Tier 1 capital (to risk weighted assets)              9,476        11.33        3,344      4.00           5,017       6.00
   Tier 1 capital (to average assets)                    9,476         8.67        4,373      4.00           5,466       5.00

DECEMBER 31, 1998
   Total capital (to risk weighted assets)            $  8,711        14.20%    $  4,907      8.00%       $  6,134      10.00%
   Tier 1 capital (to risk weighted assets)              7,944        12.95        2,454      4.00           3,681       6.00
   Tier 1 capital (to average assets)                    7,944         9.87        3,220      4.00           4,025       5.00

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

NOTE N - RETIREMENT & EMPLOYEE BENEFITS

On June 10, 1999 the Board of Directors approved a trusteed retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation. At its discretion, the Company can make matching contributions up to 4% of the participants' compensation. The Company charged $4,000 to earnings for the retirement savings plan in 1999.

The Company has discontinued its Simplified Employee Pension plan under section 408(k) of the Internal Revenue Code. The Company contributed $65,000, $55,000, and $35,000 to the plan during 1999, 1998, and 1997, respectively.


                                    Page 41 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS

NOTE N - RETIREMENT & EMPLOYEE BENEFITS - CONTINUED

In 1997, the Board of Directors approved a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has purchased life insurance contracts on each of the participating directors to fund the Company's liability. For the years ended December 31, 1999, 1998 and 1997, $87,000, $53,000 and $22,000, respectively, of directors' fees were deferred and included in other liabilities.

NOTE O - OTHER EXPENSES

Other expenses are summarized as follows:

                                                                                      Year ended December 31,
                                                                           ---------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999           1998           1997
                                                                           ------------   ------------  ----------
Stationery, printing and postage                                           $     219      $     191     $      182
Advertising and promotion                                                        102            110            125
Professional services                                                            132            127            127
Insurance                                                                         37             52             48
ATM services                                                                      63             50             23
Collection and repossession                                                       13             29             27
Organizational expense                                                            45              -              -
Other                                                                            301            298            195
                                                                           ---------      ---------     ----------

          Total                                                            $     912      $     857     $      727
                                                                           =========      =========     ==========

NOTE P - INCOME TAXES

Income tax expense is summarized as follows:

                                                                                      Year ended December 31,
                                                                           ---------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999           1998           1997
                                                                           ------------   ------------  ----------
Current portion:
    Federal                                                                $     497      $     231     $      329
    State                                                                         47             22             32
                                                                           ---------      ---------     ----------
          Total current                                                          544            253            361
                                                                           ---------      ---------     ----------
Deferred portion:
    Federal                                                                     (330)            38           (125)
    State                                                                        (78)             4            (15)
                                                                           ---------      ---------     ----------
          Total deferred                                                        (408)            42           (140)
                                                                           ---------      ---------     ----------

          Total                                                            $     136      $     295     $      221
                                                                           =========      =========     ==========

Income tax expense is allocated as follows:
     To continuing operations                                              $     524      $     272     $      214
     To stockholders' equity                                                    (388)            23              7
                                                                           ---------      ---------     ----------

          Total                                                            $     136      $     295     $      221
                                                                           =========      =========     ==========


                                    Page 42 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS


NOTE P - INCOME TAXES - CONTINUED

The components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows:

(DOLLARS IN THOUSANDS)

                                                                   December 31,
                                                         --------------------------------
                                                               1999             1998
                                                         ----------------   -------------
Deferred tax assets:
  Allowance for loan losses                                $   282           $   274
  Net capitalized loan costs                                    22                 3
  Net unrealized loss on securities available-for-sale         340                 -
  Other real estate owned                                        -                 5
  Deferred directors' fees                                      33                20
  Organizational expenses                                       16                 -
                                                           -----------       ----------
          Total deferred tax assets                            693               302
                                                           -----------       -----------
Deferred tax liabilities:
  Accumulated depreciation                                     109               81
  Net unrealized gain on securities available-for-sale           -               47
  Software amortization                                         16               14
                                                           -----------      -----------
          Total deferred tax liabilities                       125              142
                                                           -----------      -----------
          Net deferred tax asset                           $   568          $   160
                                                           ===========      ===========

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1999 and 1998 will be realized and, accordingly, has not established a valuation allowance.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

                                                                   Year ended December 31,
                                                    -------------------------------------------------
(DOLLARS IN THOUSANDS)                                   1999             1998              1997
                                                     ---------------- ----------------  -------------
Tax expense at statutory rate                          $   516          $   266          $    219
State income tax, net of Federal income tax effect          28               23                20
Tax exempt interest income                                 (60)             (31)              (18)
Other                                                       40               14                (7)
                                                       -----------       -----------      -----------

    Total                                              $   524          $   272          $    214
                                                      ============       ===========      ============

NOTE Q - UNUSED LINES OF CREDIT

As of December 31, 1999, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $3,500,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Company may also borrow additional amounts from the Federal Home Loan Bank based on a predetermined formula. Advances are subject to approval by the Federal Home Loan Bank and may require the Company to pledge additional collateral.


                                    Page 43 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

CASH AND DUE FROM BANKS - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day and the carrying amount approximates the fair value.

Investment Securities - For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

OTHER BORROWINGS - For the portion of borrowings immediately callable, fair value is based on the carrying amount. The fair value of the portion maturing at a later date is estimated using a discounted cash flow calculation that applies the interest rate of the immediately callable portion to the portion maturing at the future date.

ACCRUED INTEREST RECEIVABLE AND PAYABLE - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.


                                    Page 44 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS


NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1999 were as follows:
                                                              1999
                                                     ------------------------
(DOLLARS IN THOUSANDS)                                Carrying     Estimated
FINANCIAL ASSETS:                                      Amount      Fair Value
                                                     ---------     ----------
  Cash and due from banks                            $   5,708     $    5,708
  Federal funds sold                                     2,190          2,190
  Investments available-for-sale                        23,892         23,892
  Loans                                                 75,839         75,698
  Allowance for loan losses                               (922)          (922)
  Accrued interest receivable                            1,204          1,204

FINANCIAL LIABILITIES:
  Demand deposit, interest-bearing
    transaction, and savings accounts                $  35,068     $   35,068
  Certificates of deposit                               59,761         59,966
  Other borrowings                                      10,000          9,918
  Accrued interest payable                                 403            403

OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
  Commitments to extend credit                       $   5,290     $    5,290
  Standby letters of credit                                272            272

NOTE S - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation (Parent Company Only).


                                  BALANCE SHEET
                                DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)

ASSETS
  Cash                                                       $          4
  Investment in banking subsidiary                                  8,318
  Due from banking subsidiary                                           5
  Deferred tax asset                                                   16
                                                             ------------

        Total assets                                         $      8,343
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                                      2
                                                             ------------

  Stockholders' equity                                              8,341
                                                             ------------

        Total liabilities and stockholders' equity           $      8,343
                                                             ============


                                    Page 45 of 47 sequentially numbered pages.

                           HCSB FINANCIAL CORPORATION
                       (FORMERLY HORRY COUNTY STATE BANK)

                          NOTES TO FINANCIAL STATEMENTS



NOTE S - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY) - CONTINUED



                               STATEMENT OF INCOME
             FOR THE PERIOD JUNE 10, 1999 THROUGH DECEMBER 31, 1999

INCOME
  Dividends from banking subsidiary                            $         55

EXPENSES
  Organizational expenses                                                45
  Other expenses                                                          8
                                                               ------------
                                                                         53

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY                            2

  Income tax benefit                                                    (21)

  Equity in undistributed earnings of banking subsidiary                548
                                                               ------------

NET INCOME                                                     $        571
                                                               ============



                             STATEMENT OF CASH FLOWS
             FOR THE PERIOD JUNE 10, 1999 THROUGH DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                         $        571
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in undistributed earnings of banking subsidiary                                                  (548)
     Increase in other assets                                                                                 (21)
     Increase in other liabilities                                                                              2
                                                                                                     ------------
            Net cash provided by operating activities                                                           4
                                                                                                     ------------

INCREASE IN CASH                                                                                                4

CASH, BEGINNING                                                                                                 -
                                                                                                     ------------

CASH, ENDING                                                                                         $          4
                                                                                                     ============


                                    Page 46 of 47 sequentially numbered pages.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB Financial Corporation


Date:   March 29, 2000         By:   /s/ JAMES R. CLARKSON
                                     ---------------------
                                     James R. Clarkson, President
                                     & Chief Executive Officer


Date:   March 29, 2000         By:   /s/ LORETTA G. GERALD
                                     ---------------------
                                     Loretta B. Gerald, Assistant Vice President
                                     & Cashier (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:                                                      Date: March 29, 2000
        ------------------------------------------
        D. Singleton Bailey

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Franklin C. Blanton

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Russell R. Burgess, Jr.

By:                                                      Date: March 29, 2000
        ------------------------------------------
        William H. Caines

By:                                                      Date: March 29, 2000
        ------------------------------------------
        James R. Clarkson

By:                                                      Date: March 29, 2000
        ------------------------------------------
        J. Lavelle Coleman

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Boyd R. Ford, Jr.

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Charles F. Freeman

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Tommie W. Grainger

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Randy B. Hardee

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Gwyn G. McCutchen

By:                                                      Date: March 29, 2000
        ------------------------------------------
        T. Freddie Moore

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Carroll D. Padgett, Jr.

By:                                                      Date: March 29, 2000
        ------------------------------------------
        Bill G. Page


                                    Page 47 of 47 sequentially numbered pages.