Form 10QSB
period 2000-03-31
HCSB FINANCIAL CORP
filed 2000-05-12
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                  FORM 10-QSB

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               South Carolina                           57-1079444
        (State or other jurisdiction                 (I.R.S. Employer
               of incorporation)                    Identification No.)

                                5201 BROAD STREET
                                 LORIS, SC 29569
                         (Address of principal executive
                          offices, including zip code)

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

                1,002,770 SHARES OF COMMON STOCK, $0.01 PAR VALUE

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                           HCSB FINANCIAL CORPORATION
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                              Page No.
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999............................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2000 and 1999................................4

         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income -
             Three months ended March 31, 2000...................................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999............................6

         Notes to Condensed Consolidated Financial Statements....................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................8-12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................................................13-14


         (a) Exhibits........................................................................................................13-14

         (b) Reports on Form 8-K................................................................................................13

                           HCSB FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)                                                                       March 31,            December 31,
                                                                                               2000                   1999
                                                                                        -------------------    -------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                               $             4,631    $             5,708
  Federal funds sold                                                                                      -                  2,190
                                                                                        -------------------    -------------------
                                                                                                      4,631                  7,898

Securities available-for-sale                                                                        23,478                 23,892

Loans receivable                                                                                     84,519                 75,839
   Less unearned income                                                                                 (29)                   (46)
   Less allowance for loan losses                                                                      (983)                  (922)
                                                                                        -------------------    -------------------
     Loans, net                                                                                      83,507                 74,871

Accrued interest receivable                                                                           1,356                  1,204
Premises, furniture & equipment, net                                                                  4,673                  4,417
Other assets                                                                                          2,316                  2,044
                                                                                        -------------------    -------------------

    Total assets                                                                        $           119,961    $           114,326
                                                                                        ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest bearing                                                                  $             9,127    $             7,998
  Interest bearing                                                                                   87,221                 86,831
                                                                                        -------------------    -------------------
                                                                                                     96,348                 94,829

Accrued interest payable                                                                                327                    403
Federal funds purchased                                                                               4,290                      -
Advances from the Federal Home Loan Bank                                                             10,000                 10,000
Other liabilities                                                                                       576                    753
                                                                                        -------------------    -------------------
    Total liabilities                                                                               111,541                105,985
                                                                                        -------------------    -------------------

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 10,000,000 shares
  authorized, 1,002,770 shares issued  and outstanding                                                   10                      5
Capital surplus                                                                                       7,878                  7,878
Accumulated other comprehensive income (loss)                                                          (734)                  (579)
Retained earnings                                                                                     1,266                  1,037
                                                                                        -------------------    -------------------
    Total shareholders' equity                                                                        8,420                  8,341
                                                                                        -------------------    -------------------

    Total liabilities and shareholders' equity                                          $           119,961    $           114,326
                                                                                        ===================    ===================


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS)                                                                           Three Months Ended March 31,
                                                                                          ----------------------------------------
                                                                                                  2000                 1999
                                                                                          ------------------    ------------------

INTEREST INCOME:
   Loans, including fees                                                                  $            1,982    $            1,398
   Investment securities:
       Taxable                                                                                           322                   253
       Tax-exempt                                                                                         49                    27
   Other interest income                                                                                  37                    33
                                                                                          ------------------    ------------------
      Total                                                                                            2,390                 1,711
                                                                                          ------------------    ------------------

INTEREST EXPENSE:
   Certificates of deposit $100M and over                                                                258                   152
   Other deposits                                                                                        820                   575
   Other interest expense                                                                                144                    55
                                                                                          ------------------    ------------------
                                                                                                       1,222                   782
                                                                                          ------------------    ------------------

NET INTEREST INCOME                                                                                    1,168                   929
Provision for loan losses                                                                                 61                    60
                                                                                          ------------------    ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                            1,107                   869
                                                                                          ------------------    ------------------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                                                                   145                   107
   Credit life insurance commissions                                                                      33                    33
   Other operating income                                                                                 26                    24
                                                                                          ------------------    ------------------
      Total                                                                                              204                   164
                                                                                          ------------------    ------------------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                                                         516                   394
  Net occupancy expense                                                                                   65                    43
  Furniture and equipment expense                                                                         84                    88
  Other operating expenses                                                                               286                   206
                                                                                          ------------------    ------------------
      Total                                                                                              951                   731
                                                                                          ------------------    ------------------

INCOME BEFORE INCOME TAXES                                                                               360                   302

Income tax provision                                                                                     126                   105
                                                                                          ------------------    ------------------

NET INCOME                                                                                $              234    $              197
                                                                                          ==================    ==================


BASIC EARNINGS PER SHARE                                                                  $              .23    $              .20

DILUTED EARNINGS PER SHARE                                                                $              .23    $              .20

           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)




                                                                                  Accumulated
                                                Common Stock                         Other                             Total
                                        --------------------------  Capital     Comprehensive            Retained   Shareholders'
(DOLLARS IN THOUSANDS)                      Shares         Amount    Surplus        Income               Earnings     Equity
                                        ------------  ------------ ------------ -------------          ------------  --------
BALANCE,
  DECEMBER 31, 1999                          501,385  $          5  $      7,878 $        (579)           $  1,037      $8,341

Net income
  for the period                                                                                               234         234

Other comprehensive
  income, net of tax                                                                      (155)                           (155)
                                                                                                                        ------
  Comprehensive income                                                                                                      79
                                                                                                                        ------

Two for one stock split
  effected in the form of
  a 100% stock dividend                      501,385             5                                              (5)          -
                                           ---------  ------------  ------------ -------------            --------      ------

BALANCE,
  MARCH 31, 2000                           1,002,770  $         10  $      7,878 $        (734)           $  1,266      $8,420
                                           =========  ============  ============ =============            ========      ======

           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                    Three Months Ended
(DOLLARS IN THOUSANDS)                                                                                   March 31,
                                                                                          ----------------------------------------
                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $              234    $              197
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                         69                    56
     Provision for possible loan losses                                                                   61                    60
     Amortization less accretion on investments                                                            4                     3
     Amortization of deferred loan costs                                                                  30                    23
     Loss (gain) on sale of premises and equipment                                                        21                     -
     (Increase) decrease in interest receivable                                                         (152)                 (118)
     Increase (decrease) in interest payable                                                             (76)                   30
     (Increase) decrease in other assets                                                                (181)                  (27)
     Increase (decrease) in other liabilities                                                           (179)                  116
                                                                                          ------------------    ------------------
         Net cash provided (used) by operating activities                                               (169)                  340
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                                 (8,727)               (7,183)
   Purchases of securities available-for-sale                                                              -                (7,142)
   Maturities of securities available-for-sale                                                           164                 3,493
   Maturities of time deposits with other banks                                                            -                   500
   Purchases of premises and equipment                                                                  (393)                  (67)
   Proceeds from the sale of premises and equipment                                                       47                     -
   Purchase of Federal Home Loan Bank stock                                                                -                    (3)
                                                                                          ------------------    ------------------
         Net cash used by investing activities                                                        (8,909)              (10,402)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                                                                   1,521                10,013
   Increase (decrease) in short-term borrowings                                                        4,290                  (620)
   Advances from Federal Home Loan Bank                                                                5,000                     -
   Repayments of advances from Federal Home Loan Bank                                                 (5,000)                    -
   Cash paid in lieu of fractional shares                                                                  -                   (18)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                       5,811                 9,375
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (3,267)                 (687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         7,898                 3,233
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $            4,631    $            2,546
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $              345    $                8
   Interest                                                                               $            1,298    $              752

           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 1999 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

                                                                                            Quarter Ended March 31,
                                                                                     --------------------------------------
                                                                                             2000               1999
                                                                                     -------------------   ----------------
(DOLLARS IN THOUSANDS)
Unrealized holding gains (losses) on available-for-sale securities                   $              (246)  $            (34)
Reclassification adjustment for losses (gains) in realized income                                      -                  -
                                                                                     -------------------   ----------------
Net unrealized gains (losses)                                                                       (246)               (34)
Tax effect                                                                                            91                 12
                                                                                     -------------------   ----------------

Net-of-tax amount                                                                    $              (155)  $            (22)
                                                                                     ===================   ================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                           HCSB FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2000, net interest income increased $239,000, or 25.73%, over the same period in 1999. Interest income from loans, including fees, increased $584,000, or 41.77%, from the three months ended March 31, 1999 to the three months ended March 31, 2000 as demand for loans in the Company's marketplace continued to grow. The development of the Company's branches in Conway and North Myrtle Beach contributed primarily to this growth. Also contributing to the overall increase in net interest income was an increase of $91,000 in income from investment securities. Interest expense for the three months ended March 31, 2000 was $1,222,000 compared to $782,000 for the same period in 1999. The net interest margin realized on earning assets was 3.85% for the three months ended March 31, 2000, as compared to 4.05% for the same period in 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $61,000 as compared to the provision of $60,000 charged to expense during the three months ended March 31, 1999. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                           HCSB FINANCIAL CORPORATION

NONINTEREST INCOME

Noninterest income during the three months ended March 31, 2000 was $204,000, an increase of $40,000, or 24.39%, from the comparable period in 1999. The increase is primarily a result of an increase in service charges on deposit accounts from $107,000 at March 31, 1999 to $145,000 at March 31, 2000. This change is a result of an increase in deposit accounts over the two periods. Deposits at March 31, 1999 were $79,983,000 compared to $96,348,000 at March 31, 2000.

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2000 was $951,000, or 30.10% higher than the three months ended March 31, 1999. The primary reason for the $220,000 increase in noninterest expense over the same period in 1999 was attributable to salaries and employee benefits, which increased $122,000, or 30.96% over the same period in 1999. This increase was largely the result of an increase in personnel in management and support functions.

INCOME TAXES

The income tax provision for the three months ended March 31, 2000 was $126,000 as compared to $105,000 for the same period in 1999. The effective tax rate was 35.00% for the quarter ending March 31, 2000 and 34.69% for the quarter ending March 31, 1999.

NET INCOME

Net income for the quarter ended March 31, 2000 increased by 18.78%, or $37,000, over the same period in 1999.

ASSETS AND LIABILITIES

During the first three months of 2000, total assets increased $5,635,000, or 4.93%, when compared to December 31, 1999. The primary reason for this increase in assets was an increase in loans of $8,680,000 during the first three months of 2000. It is typical for the Company to have an increase in loans, especially in the area of agricultural loans, during this time of year. As a partial offset to this growth in loans, investment securities decreased $414,000 and federal funds sold decreased $2,190,000. The Company also decreased cash and due from bank accounts by $1,077,000, or 18.87%. During this same time period, deposits increased $1,519,000, or 1.60%. This increase in deposits was primarily the result of an increase of $1,129,000, or 14.12%, in non-interest bearing deposits during the first three months of 2000.

                           HCSB FINANCIAL CORPORATION

LOANS

As noted above, gross loans increased by $8,680,000, or 11.45%, during the first quarter of 2000. This growth is primarily attributable to the Company's historical seasonal increase in agricultural credits as well as an expansion of the loan portfolio in North Myrtle Beach and Conway markets in which the Company opened branches in October 1997 and February 1998, respectively. Balances within the major loans receivable categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                           March 31,              December 31,
(DOLLARS IN THOUSANDS)                                                        2000                    1999
                                                                     --------------------     --------------------
Real estate - construction and land development                      $              4,248     $              3,983
Real estate - other                                                                28,947                   26,601
Agricultural                                                                        8,803                    5,961
Commercial and industrial                                                          25,914                   22,796
Consumer                                                                           16,416                   16,193
Other, net                                                                            191                      305
                                                                     --------------------     --------------------

                                                                     $             84,519     $             75,839
                                                                     ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                        March 31,
                                                                     ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                       2000                      1999
                                                                     --------------------     --------------------
Loans:   Nonaccrual loans                                            $                 52     $                289

     Accruing loans more than 90 days past due                       $                  5     $                 16

Loans identified by the internal review mechanism:
     Criticized                                                      $                502     $                742

     Classified                                                      $                862     $                799

Activity in the Allowance for Loan Losses is as follows:

                                                                                       March 31,
                                                                     ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                       2000                      1999
                                                                     --------------------     --------------------
Balance, January 1,                                                  $                922     $                880
Provision for loan losses for the period                                               61                       60
Net loans charged off for the period                                                    -                      (20)
                                                                     --------------------     --------------------

Balance, end of period                                               $                983     $                920
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $             84,519     $             71,758

Allowance for Loan Losses to
  loans outstanding                                                                  1.16%                    1.28%

                           HCSB FINANCIAL CORPORATION

DEPOSITS

At March 31, 2000, total deposits increased by $1,519,000, or 1.60%, from December 31, 1999. This growth was primarily in the area of non-interest bearing deposits, which increased by 14.12%. During this quarter, the Company elected to allow the run-off of several large, secured certificates of deposit due to the cost thereof and placed emphasis on the increase in core, commercial deposits.

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                            March 31,             December 31,
(DOLLARS IN THOUSANDS)                                                        2000                    1999
                                                                     --------------------     --------------------
Non-interest bearing demand deposits                                 $              9,127     $              7,998
Interest bearing demand deposits                                                   10,097                    8,238
Savings and money market deposits                                                  18,944                   18,832
Certificates of deposit                                                            58,180                   59,761
                                                                     --------------------     --------------------

                                                                     $             96,348     $             94,829
                                                                     ====================     ====================

ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank totaled $10,000,000 at March 31, 2000. Of this total, $5,000,000 bears interest at a fixed rate of 4.41% and matures in 2003. The remaining $5,000,000 bears interest at a fixed rate of 5.92% and matures in 2010. The option to call all $10,000,000 of these advances can be exercised in 2000 and 2001. The Federal Home Loan Bank exercised its call option on a $5,000,000 advance in February 2000, and the Company then obtained the second advance noted above which matures in 2010.

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 76.39% at March 31, 2000 and 72.35% at December 31, 1999.

Securities available-for-sale, which totaled $23,478,000 at March 31, 2000, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to sixteen days. At March 31, 2000, unused lines of credit totaled $3,200,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $8,341,000 at December 31, 1999 to $8,420,000 at March 31, 2000. The increase of $79,000 is attributable to earnings for the period of $234,000. However, earnings were partially offset by the negative charge to equity of $155,000 relating to the change in fair value of investment securities. In addition, in January 2000 the Company declared a two for one stock split in the form of a 100% stock dividend payable on March 15, 2000. There was no effect on net equity as a result of this stock split.

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

The following table summarizes the Company's risk-based capital at March 31, 2000:

(DOLLARS IN THOUSANDS)
Shareholders' equity                                 $              9,154
Less: intangibles                                                       -
                                                     --------------------
Tier 1 capital                                                      9,154

Plus: allowance for loan losses (1)                                   983
                                                     --------------------
Total capital                                        $             10,137
                                                     ====================

Risk-weighted assets                                 $             92,423
                                                     ====================

Risk based capital ratios
     Tier 1                                                         9.90%
     Total capital                                                 10.97%
     Leverage ratio                                                 7.91%

(1) limited to 1.25% of risk-weighted assets

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

                           HCSB FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27. Financial Data Schedule
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Items 1, 2, 3, 4 and 5 are not applicable.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     By:    /s/ JAMES R. CLARKSON
                                            ---------------------
                                            James R. Clarkson
                                            President




Date: May 12, 2000                   By: /s/ LORETTA B. GERALD
                                         ---------------------
                                         Loretta B. Gerald
                                         Assistant  Vice  President & Cashier
                                        (Principal Accounting Officer)