Form 10QSB
period 2000-06-30
HCSB FINANCIAL CORP
filed 2000-08-11
CIK 1091491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    (MARK ONE)                    FORM 10 QSB

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                1,002,770 shares of common stock, $0.01 par value

                                  PAGE 1 of 18
                             EXHIBIT INDEX ON PAGE 2

                           HCSB FINANCIAL CORPORATION
                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------                                                                                      --------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................3

         Condensed Consolidated Statements of Income --
           Six months ended June 30, 2000 and 1999 and three months ended June 30, 2000 and 1999..........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2000.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-8

Review by Independent Certified Public Accountants........................................................................9

Report on Review by Independent Certified Public Accountants.............................................................10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................11-15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................16

Item 6. Exhibits and Reports on Form 8-K.................................................................................16

         (a) Exhibits....................................................................................................16

         (b) Reports on Form 8-K.........................................................................................16

                           HCSB FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets

 (Dollars in thousands)                                June 30,    December 31,
                                                         2000         1999
                                                         -----        ----
                                                            (Unaudited)
Assets Cash and cash equivalents:
  Cash and due from banks                             $   3,671    $   5,708
  Federal funds sold and repurchase agreements            3,580        2,190
                                                      ---------    ---------
                                                          7,251        7,898
                                                      ---------    ---------
Securities available-for-sale                            21,725       23,892

Loans receivable                                         89,361       75,839
   Less unearned income                                     (23)         (46)
   Less allowance for loan losses                        (1,023)        (922)
                                                      ---------    ---------
     Loans, net                                          88,315       74,871
                                                      ---------    ---------
Premises and equipment, net                               5,034        4,417
Accrued interest receivable                               1,622        1,204
Other assets                                              2,377        2,044
                                                      ---------    ---------
    Total assets                                      $ 126,324    $ 114,326
                                                      =========    =========
Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Noninterest-bearing demand deposits                 $   8,526    $   7,998
  Interest-bearing demand deposits                        9,890        8,238
  Money market                                           16,412       16,752
  Savings                                                 2,407        2,080
  Time deposits                                          65,003       59,761
                                                      ---------    ---------
                                                        102,238       94,829
                                                      ---------    ---------
Advances from the Federal Home Loan Bank                 14,600       10,000
Accrued interest payable                                    320          403
Other liabilities                                           472          753
                                                      ---------    ---------
    Total liabilities                                   117,630      105,985
                                                      ---------    ---------
Shareholders' Equity
Common stock, $.01 par value, 10,000,000 shares
 authorized, 1,002,770 shares issued and outstanding         10            5

Capital surplus                                           7,878        7,878
Retained earnings                                         1,489        1,037
Accumulated other comprehensive income (loss)              (683)        (579)
                                                      ---------    ---------
    Total shareholders' equity                            8,694        8,341
                                                      ---------    ---------
    Total liabilities and shareholders' equity        $ 126,324    $ 114,326
                                                      =========    =========


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

 (Dollars in thousands)                Six Months Ended June 30,    Three Months Ended June 30,
                                       -------------------------    ---------------------------
                                            2000     1999                2000     1999
                                           ------   ------              ------   ------
Interest income:
  Loans, including fees                    $4,158   $2,959              $2,176   $1,561
  Investment securities:
    Taxable                                   638      562                 316      309
    Tax-exempt                                 90       71                  41       44
  Other interest income                        45       68                   8       35
                                           ------   ------              ------   ------
    Total                                   4,931    3,660               2,541    1,949
                                           ------   ------              ------   ------

Interest expense:
  Certificates of deposit $100M and over      504      237                 246       85
  Other deposits                            2,037    1,364               1,088      789
  Other interest expense                       47      111                  32       56
                                           ------   ------              ------   ------
    Total                                   2,588    1,712               1,366      930
                                           ------   ------              ------   ------

Net interest income                         2,343    1,948               1,175    1,019

Provision for loan losses                     126      140                  65       80
                                           ------   ------              ------   ------

Net interest income after
   provision for loan losses                2,217    1,808               1,110      939
                                           ------   ------              ------   ------

Other operating income:
  Service charges on deposit accounts         321      246                 176      139
  Credit life insurance commissions            59       71                  26       38
  Other operating income                       90       65                  64       41
                                           ------   ------              ------   ------
    Total                                     470      382                 266      218
                                           ------   ------              ------   ------

Other operating expenses:
  Salaries and employee benefits            1,060      813                 544      419
  Net occupancy expense                       133       85                  68       42
  Furniture and equipment expense             210      186                 126       98
  Loss on sale of securities                   34        -                  34        -
  Loss on sale of fixed assets                 21        -                  21        -
  Other operating expenses                    513      437                 227      231
                                           ------   ------              ------   ------
    Total                                   1,971    1,521               1,020      790
                                           ------   ------              ------   ------

Income before income taxes                    716      669                 356      367

Income tax provision                          259      236                 133      131
                                           ------   ------              ------   ------

Net income                                 $  457   $  433              $  223   $  236
                                           ======   ======              ======   ======

Basic earnings per share                   $ 0.46   $ 0.44              $ 0.22   $ 0.24
Diluted earnings per share                 $ 0.46   $ 0.44              $ 0.22   $ 0.24

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                 Income for the six months ended June 30, 2000
                                   (Unaudited)

                                                                                            Accumulated
                                             Common Stock                                      Other
 (Dollars in thousands)                  ---------------------     Capital       Retained  Comprehensive
                                         Shares       Amount       Surplus       Earnings      Income          Total
                                       ---------    ----------    ----------    ----------   ----------     ----------
Balance, December 31, 1999               501,385    $        5    $    7,878    $    1,037   $     (579)    $    8,341

Net income for the period                                                              457                         457

Other comprehensive income,                                                                        (104)          (104)
 net of tax
                                                                                                            ----------
Comprehensive Income                                                                                               353

Two for one stock split effected in
 the form of a 100% stock dividend       501,385             5                          (5)
                                       ---------    ----------    ----------    ----------   ----------     ----------
Balance, June 30, 2000                 1,002,770    $       10    $    7,878    $    1,489   $     (683)    $    8,694
                                      ==========    ==========    ==========    ==========   ==========     ==========


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
(Dollars in thousands)                                            2000        1999
                                                                --------    --------
Cash flows from operating activities:
  Net income                                                    $    457    $    433
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                     147         121
    Provision for possible loan losses                               126         140
    Amortization less accretion on investments                         5          13
    Amortization of deferred loan costs                               60          47
    Loss (gain) on sale of securities available-for-sale              34           -
    Loss (gain) on sale of premises and equipment                     21           -
    (Increase) decrease in interest receivable                      (418)       (451)
    Increase (decrease) in interest payable                          (83)        120
    (Increase) decrease in other assets                              (43)         28
    Increase (decrease) in other liabilities                        (280)        198
                                                                --------    --------
      Net cash provided by operating activities                       26         649
                                                                --------    --------
Cash flows from investing activities:
  Net increase in loans to customers                             (13,630)    (12,618)
  Purchases of securities available-for-sale                        (100)    (10,864)
  Maturities of securities available-for-sale                        603       4,899
  Proceeds for sales of securities available-for-sale              1,461           -
  Proceeds from disposal of premises and equipment                    48           -
  Purchases of premises and equipment                               (833)       (334)
  Purchase of Federal Home Loan Bank stock                          (230)         (3)
                                                                --------    --------
      Net cash used by investing activities                      (12,681)    (18,920)
                                                                --------    --------
Cash flows from financing activities:
  Net increase in deposits accounts                                7,408      21,681
  Increase (decrease) in short-term borrowings                         -        (170)
  Advances from Federal Home Loan Bank                             4,600           -
  Cash paid in lieu of fractional shares                               -         (18)
                                                                --------    --------
     Net cash provided by financing activities                    12,008      21,493
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                (647)      3,222

Cash and cash equivalents, beginning of period                     7,898       3,073
                                                                --------    --------

Cash and cash equivalents, end of period                        $  7,251    $  6,295
                                                                ========    ========
 Cash paid during the period for:
  Income taxes                                                  $    445    $    121
  Interest                                                      $  2,671    $  1,592


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 1999 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2000 and 1999 and for the three months ended June 30, 2000 and 1999:

                                                                    Pre-tax  (Expense)  Net-of-tax
                                                                    Amount    Benefit     Amount
                                                                    ------    -------     ------
(Dollars in thousands)
For the Six Months Ended June 30, 2000:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period        $(130)    $  47      $ (83)
  Plus: reclassification adjustment for gains (losses) realized in     (34)       13        (21)
   net income
  Net unrealized gains (losses) on securities                         (164)       60       (104)
                                                                     -----     -----      -----
Other comprehensive income                                           $(164)    $  60      $(104)
                                                                     =====     =====      =====

                                                                    Pre-tax  (Expense)  Net-of-tax
                                                                    Amount    Benefit     Amount
                                                                    ------    -------     ------
(Dollars in thousands)
For the Six Months Ended June 30, 1999:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period        $(783)    $ 289      $(494)
  Plus: reclassification adjustment for gains (losses) realized in       -         -          -
   net income
  Net unrealized gains (losses) on securities                         (783)      289       (494)
                                                                     -----     -----      -----
Other comprehensive income                                           $(783)    $ 289      $(494)
                                                                     =====     =====      =====

                                                                    Pre-tax  (Expense)  Net-of-tax
                                                                    Amount    Benefit     Amount
                                                                    ------    -------     ------
(Dollars in thousands)
For the Three Months Ended June 30, 2000:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period        $ 116     $ (44)     $  72
  Plus: reclassification adjustment for gains (losses) realized in     (34)       13        (21)
   net income
  Net unrealized gains (losses) on securities                           82       (31)        51
                                                                     -----     -----      -----
Other comprehensive income                                           $  82     $ (31)     $  51
                                                                     =====     =====      =====

                           HCSB FINANCIAL CORPORATION

                                                                    Pre-tax  (Expense)  Net-of-tax
                                                                    Amount    Benefit     Amount
                                                                    ------    -------     ------
(Dollars in thousands)
For the Three Months Ended June 30, 1999:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period        $(610)    $ 225      $(385)
  Plus: reclassification adjustment for gains (losses) realized in       -         -          -
   net income
                                                                     -----     -----      -----
  Net unrealized gains (losses) on securities                         (610)      225       (385)
                                                                     -----     -----      -----
Other comprehensive income                                           $(610)    $ 225      $(385)
                                                                     =====     =====      =====

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

               Review by Independent Certified Public Accountants

Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                           HCSB FINANCIAL CORPORATION

          Report on Review by Independent Certified Public Accountants


The Board of Directors
HCSB Financial Corporation
Loris, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of HCSB Financial Corporation and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
August 8, 2000

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

Results of Operations

Net Interest Income

For the six months ended June 30, 2000, net interest income increased $395,000, or 20.28%, over the same period in 1999. Interest income from loans, including fees, increased $1,199,000, or 40.52%, from the six months ended June 30, 1999 to the comparable period in 2000 as demand for loans in the Company's marketplace continued to grow and the Company's new branches in Conway and North Myrtle Beach continued to generate loan growth. Also contributing to the overall increase in net interest income was an increase of $95,000 in income from investment securities. Interest expense at June 30, 2000 was $2,588,000 compared to $1,712,000 for the same period in 1999. The net interest margin realized on earning assets was 4.38% for the six months ended June 30, 2000, as compared to 4.00% for the six months ended June 30, 1999. The interest rate spread was 4.09% for the six months ended June 30, 2000, compared to 3.98% for the six months ended June 30, 1999.

Net interest income increased from $1,019,000 for the quarter ending June 30, 1999 to $1,175,000 for the quarter ending June 30, 2000. This represents an increase of $156,000, or 15.31%. Interest income from loans, including fees, increased to $2,176,000 for the quarter ended June 30, 2000 from $1,561,000 for the quarter ended June 30, 1999. Interest expense increase $436,000, or 46.88%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000, the provision charged to expense was $126,000 compared to $140,000 for the six months ended June 30, 1999. For the quarter ended June 30, 2000, the provision charged to expense was $65,000. There was an $80,000 provision charged to expense for the quarter ended June 30, 1999. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2000 was $470,000, an increase of $88,000, or 23.04%, from the comparable period in 1999. The increase is primarily a result of an increase in service charges on deposit accounts from $246,000 at June 30, 1999 to $321,000 at June 30, 2000. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 1999 were $91,651,000 compared to $102,238,000 at June 30, 2000.

For the quarter ended June 30, 2000, noninterest income increased $48,000, or 22.02%, over the same period in 1999. This increase is primarily due to service charges on deposit accounts, which increased $37,000, or 26.62%, from the quarter ended June 30, 1999 to the quarter ended June 30, 2000.

                           HCSB FINANCIAL CORPORATION

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2000 was $1,971,000 or 29.59%, higher than the six months ended June 30, 1999. The primary reason for the $450,000 increase in noninterest expense over the two periods was attributable to salaries and employee benefits, which increased $247,000, or 30.38%, over the same period in 1999. This increase was largely the result of an increase in personnel in management and support functions.

For the quarter ended June 30, 2000, noninterest expense increased $230,000, or 29.11%, over the same period in 1999. The largest increase between the quarter ended June 30, 2000 and the quarter ended June 30, 1999 was in salaries and benefits, which increased $125,000, or 29.83%.

Income Taxes

The income tax provision for the six months ended June 30, 2000 was $259,000 as compared to $236,000 for the same period in 1999. The effective tax rates were 36.17% and 35.28% at June 30, 2000 and 1999, respectively. The effective tax rates were 37.36% and 35.69% for the quarter ended June 30, 2000 and June 30, 1999, respectively.

Net Income

Although net interest income increased significantly during the first six months of 2000 compared to the same period in 1999, the Company also had an increase in noninterest expense during these time periods. The primary increase of noninterest expense was salaries and employee benefits, which increased $247,000 from the six months ended June 1999 to the six months ended June 30, 2000. The combination of the above factors resulted in net income for the six months ended June 30, 2000 of $457,000 as compared to $433,000 for the same period in 1999. This represents an increase of $24,000, or 5.54%, over the same period in 1999. For the quarter ended June 30, 2000, net income was $223,000 as compared to $236,000 for the quarter ended June 30, 1999. This represents a decrease of $13,000, or 5.51%, from the quarter ending June 30, 1999.

Assets and Liabilities

During the first six months of 2000, total assets increased $11,998,000, or 10.49%, when compared to December 31, 1999. The primary reason for the increase in assets was due to an increase in loans of $13,522,000 during the first six months of 2000. It is typical for the Company to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Total deposits increased $7,409,000, or 7.81%, from the December 31, 1999 amount of $94,829,000. Within the deposit area, interest-bearing deposits increased $6,881,000, or 7.92%, and noninterest-bearing deposits increased $528,000, or 6.60%, during the first six months of 2000. The large increase in deposits has not allowed the Company to keep pace with the rapid growth in loans. The Company has responded by increasing its borrowings with the Federal Home Loan Bank from $10,000,000 at December 31, 1999 to $14,600,000 at June 30, 2000.

Investment Securities

Investment securities decreased from $23,892,000 at December 31, 1999 to $21,725,000 at June 30, 2000. This represents a decrease of $2,167,000, or 9.07%, from December 31, 1999 to June 30, 2000. The proceeds from the sales and maturities of securities have been invested in higher yielding loans.

                           HCSB FINANCIAL CORPORATION

Loans

Net loans increased $13,444,000, or 17.96%, during the six month period ended June 30, 2000. There were two primary reasons for this growth. First, loan demand in general continued to increase in the Company's market areas in the first half of 2000. Second, the Company has continued to establish a presence through its new branches in Conway and North Myrtle Beach. As expected during this time of year, agricultural loans increased $3,983,000, or 66.82%, from December 31, 1999. Balances within the major loans receivable categories as of June 30, 2000 and December 31, 1999 are as follows:

(Dollars in thousands)                            June 30,   December 31,
                                                    2000        1999
                                                  -------      -------
Real estate - construction and land development   $ 4,352      $ 3,983
Real estate - other                                29,517       26,601
Agricultural                                        9,944        5,961
Commercial and industrial                          28,147       22,796
Consumer                                           16,915       16,193
Other, net                                            486          305
                                                  -------      -------
                                                  $89,361      $75,839
                                                  =======      =======

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                              June 30,     June 30,
                                                      2000         1999
                                                    --------     --------
Loans: Nonaccrual loans                              $   49      $    406

       Accruing loans more than 90 days past due     $  116      $      -

Loans identified by the internal review mechanism:

       Criticized                                    $  359      $  1,384

       Classified                                    $  851      $    489

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                              June 30,      June 30,
                                                      2000          1999
                                                    --------     --------
Balance, January 1                                   $  922      $    880
Provision for loan losses for the period                126           140
Net loans charged off for the period                    (25)          (29)
                                                    --------     --------

Balance, end of period                              $ 1,023      $    991
                                                    ========     ========

Gross loans outstanding, end of period              $ 89,361     $ 68,560

Allowance for Loan Losses to loans outstanding          1.14%        1.44%

                           HCSB FINANCIAL CORPORATION

Deposits

At June 30, 2000, total deposits increased by $7,409,000, or 7.81%, from December 31, 1999. Expressed in percentages, noninterest-bearing deposits increased 6.60% and interest-bearing deposits increased 7.92%.

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:

(Dollars in thousands)                June 30,       December 31,
                                        2000             1999
                                      --------         --------
Noninterest-bearing demand deposits   $  8,526         $  7,998
Interest-bearing demand deposits         9,890            8,238
Savings and money market deposits       18,819           18,832
Certificates of deposit                 65,003           59,761
                                      --------         --------
                                      $102,238         $ 94,829
                                      ========         ========

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 76.48% at June 30, 2000 and 72.35% at December 31, 1999.

Securities available-for-sale, which totaled $21,725,000 at June 30, 2000, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2000, unused lines of credit totaled $3,200,000.

Capital Resources

Total shareholders' equity increased from $8,341,000 at December 31, 1999 to $8,694,000 at June 30, 2000. The increase of $353,000 is primarily attributable to net income of $457,000. Net income was partially offset by the negative charge of $104,000 to the change in fair value of available-for-sale securities for the period. In addition, the Company declared a two-for-one stock split in the form of a 100% stock dividend in January 2000, which was paid on March 15, 2000. There was no effect on net equity as a result of the stock split.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

                           HCSB FINANCIAL CORPORATION

Capital Resources -- continued

The following table summarizes the Company's risk-based capital at June 30, 2000:

(Dollars in thousands)
Shareholders' equity                         $ 9,377
Less: intangibles                                  -
                                             -------
Tier 1 capital                                 9,377

Plus: allowance for loan losses (1)            1,023
                                             -------

Total capital                                $10,400
                                             =======

Risk-weighted assets                         $98,686
                                             =======
Risk based capital ratios
  Tier 1 capital (to risk-weighted assets)      9.50%
  Total capital (to risk-weighted assets)      10.54%
  Tier 1 capital (to total average assets)      7.67%

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

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2000, the Company held its Annual Meeting of Shareholders for the purpose of electing four directors.

The four nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 778,141 outstanding shareholders, votes for the election of each director were as follows: D. Singleton Baily, received 766,781 votes for his election, no abstentions, no votes against, and 11,360 withheld or broker nonvotes; Franklin C. Blanton, received 766,781 votes for his election, no abstentions, no votes against, and 11,360 withheld or broker nonvotes; T. Freddie Moore, received 766,751 votes for his election, no abstentions, 30 votes against, and 11,360 withheld or broker nonvotes; and Carroll D. Padgett, Jr., received 766,519 votes for his election, no abstentions, 262 votes against, and 11,360 withheld or broker nonvotes.

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Items 1, 2, 3, and 5 are not applicable.

                           HCSB FINANCIAL CORPORATION

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


                                       By:   /s/ JAMES R. CLARKSON
                                             ---------------------
                                             James R. Clarkson
                                             President




Date: August 11, 2000                  By:   /s/ LORETTA B. GERALD
                                             ---------------------
                                             Loretta B. Gerald
                                             Assistant Vice President & Cashier
                                             (Principal Accounting Officer)