Form 10QSB
period 2000-09-30
HCSB FINANCIAL CORP
filed 2000-11-13
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-QSB

    X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  ------              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ------       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                5201 Broad Street
                           Loris, South Carolina 29569
                         (Address of principal executive
                          offices, including zip code)

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

                                  PAGE 1 OF 16
                             EXHIBIT INDEX ON PAGE 2

                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                   Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999..............3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2000 and 1999 and three months ended September 30, 2000 and 1999.................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2000........................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
           September 30, 2000 and 1999.................................................................6

         Notes to Condensed Consolidated Financial Statements........................................7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......9-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................................14

         (a) Exhibits.................................................................................14

         (b) Reports on Form 8-K......................................................................14

                           HCSB FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets

 (Dollars in thousands)                                      September 30,           December 31,
                                                             -------------           ------------
                                                                  2000                   1999
                                                               ---------               ---------
                                                                         (Unaudited)
Assets
Cash and cash equivalents:
  Cash and due from banks                                      $   5,464               $   5,708
  Federal funds sold and repurchase agreements                    13,370                   2,190
                                                               ---------               ---------
                                                                  18,834                   7,898
                                                               ---------               ---------

Securities available-for-sale                                     21,646                  23,892

Loans receivable                                                  91,284                  75,839
   Less unearned income                                              (16)                    (46)
   Less allowance for loan losses                                 (1,014)                   (922)
                                                               ---------               ---------
     Loans, net                                                   90,254                  74,871
                                                               ---------               ---------

Premises and equipment, net                                        5,154                   4,417
Accrued interest receivable                                        1,824                   1,204
Other assets                                                       2,633                   2,044
                                                               ---------               ---------
    Total assets                                               $ 140,345               $ 114,326
                                                               =========               =========

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Noninterest-bearing demand deposits                          $   9,432               $   7,998
  Interest-bearing demand deposits                                10,620                   8,238
  Money market                                                    22,111                  16,752
  Savings                                                          2,388                   2,080
  Time deposits                                                   70,883                  59,761
                                                               ---------               ---------
                                                                 115,434                  94,829
                                                               ---------               ---------
Advances from the Federal Home Loan Bank                          14,600                  10,000
Accrued interest payable                                             349                     403
Other liabilities                                                    819                     753
                                                               ---------               ---------
    Total liabilities                                            131,202                 105,985
                                                               ---------               ---------
Shareholders' Equity
Common stock, $.01 par value, 10,000,000 shares authorized,
 1,002,770 shares issued and outstanding                              10                       5
Capital surplus                                                    7,878                   7,878
Retained earnings                                                  1,730                   1,037
Accumulated other comprehensive income (loss)                       (475)                   (579)
                                                               ---------               ---------
    Total shareholders' equity                                     9,143                   8,341
                                                               ---------               ---------
    Total liabilities and shareholders' equity                 $ 140,345               $ 114,326
                                                               =========               =========

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

 (Dollars in thousands)                         Nine Months Ended                  Three Months Ended
                                                  September 30,                       September 30,
                                             ------------------------            ------------------------
                                              2000              1999              2000              1999
                                             ------            ------            ------            ------
Interest income:
  Loans, including fees                      $6,444            $4,638            $2,286            $1,679
  Investment securities:
    Taxable                                     948               892               310               330
    Tax-exempt                                  127               119                37                48
  Other interest income                         171               114               126                46
                                             ------            ------            ------            ------
    Total                                     7,690             5,763             2,759             2,103
                                             ------            ------            ------            ------

Interest expense:
  Certificates of deposit $100M and over        751               350               247               113
  Other deposits                              3,369             2,186             1,332               822
  Other interest expense                         48               206                 1                95
                                             ------            ------            ------            ------
    Total                                     4,168             2,742             1,580             1,030
                                             ------            ------            ------            ------

Net interest income                           3,522             3,021             1,179             1,073
Provision for loan losses                       196               170                70                30
                                             ------            ------            ------            ------

Net interest income after provision
 for loan losses                              3,326             2,851             1,109             1,043
                                             ------            ------            ------            ------

Other operating income:
  Service charges on deposit accounts           507               393               186               147
  Credit life insurance commissions              97               105                38                34
  Other operating income                        136                97                46                32
                                             ------            ------            ------            ------
    Total                                       740               595               270               213
                                             ------            ------            ------            ------

Other operating expenses:
  Salaries and employee benefits              1,655             1,266               595               453
  Net occupancy expense                         200               131                67                46
  Furniture and equipment expense               324               283               114                97
  Loss on sale of securities                     32               -                 -                 -
  Loss on sale of fixed assets                   21                17               -                  17
  Other operating expenses                      765               646               250               209
                                             ------            ------            ------            ------
    Total                                     2,997             2,343             1,026               822
                                             ------            ------            ------            ------

Income before income taxes                    1,069             1,103               353               434

Income tax provision                            371               382               112               146
                                             ------            ------            ------            ------

Net income                                   $  698            $  721            $  241            $  288
                                             ======            ======            ======            ======

Basic earnings per share                     $ 0.70            $ 0.72            $ 0.24            $ 0.29
Diluted earnings per share                   $ 0.70            $ 0.72            $ 0.24            $ 0.29

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                  for the nine months ended September 30, 2000
                                   (Unaudited)

                                                                                            Accumulated
                                                                                               Other
 (Dollars in thousands)            Common Stock              Capital          Retained     Comprehensive
                              Shares         Amount          Surplus          Earnings         Income           Total
                            ---------       ---------       ---------        ---------       ---------        ---------
Balance,
 December 31, 1999            501,385       $       5       $   7,878        $   1,037       $    (579)       $   8,341

Net income for the period                                                          698                              698

Other comprehensive
income, net of tax                                                                                 104              104
                                                                                                              ---------

Comprehensive Income                                                                                                802

Two for one stock split
 effected in the form of a
 100% stock dividend          501,385               5                               (5)
                            ---------       ---------       ---------        ---------       ---------        ---------
Balance,
 September 30, 2000         1,002,770       $      10       $   7,878        $   1,730       $    (475)       $   9,143
                            =========       =========       =========        =========       =========        =========

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

 (Dollars in thousands)                                                Nine Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                  2000                   1999
                                                                --------               --------
Cash flows from operating activities:
  Net income                                                    $    698               $    721
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                     232                    183
    Provision for possible loan losses                               196                    170
    Amortization less accretion on investments                         5                     18
    Amortization of deferred loan costs                               90                     73
    Loss (gain) on sale of securities available-for-sale              32                    -
    Loss (gain) on sale of premises and equipment                     21                    -
    (Increase) decrease in interest receivable                      (620)                  (812)
    Increase (decrease) in interest payable                          (54)                  (173)
    (Increase) decrease in other assets                             (420)                   354
    Increase (decrease) in other liabilities                          66                    356
                                                                --------               --------
      Net cash provided by operating activities                      246                    890
                                                                --------               --------
Cash flows from investing activities:
  Net increase in loans to customers                             (15,669)               (15,919)
  Purchases of securities available-for-sale                        (100)               (11,631)
  Maturities of securities available-for-sale                      1,011                  6,070
  Proceeds for sales of securities available-for-sale              1,463                    -
  Proceeds from disposal of premises and equipment                    82                    -
  Purchases of premises and equipment                             (1,072)                  (758)
  Purchase of Federal Home Loan Bank stock                          (230)                  (250)
                                                                --------               --------
      Net cash used by investing activities                      (14,515)               (22,488)
                                                                --------               --------
Cash flows from financing activities:
  Net increase in deposits accounts                               20,605                 14,892
  Increase (decrease) in short-term borrowings                       -                    1,260
  Advances from Federal Home Loan Bank                             4,600                  5,000
  Cash paid in lieu of fractional shares                             -                      (18)
                                                                --------               --------
     Net cash provided by financing activities                    25,205                 21,134
                                                                --------               --------
Net increase (decrease) in cash and cash equivalents              10,936                   (464)

Cash and cash equivalents, beginning of period                     7,898                  3,073
                                                                --------               --------
Cash and cash equivalents, end of period                        $ 18,834               $  2,609
                                                                ========               ========
 Cash paid during the period for:
  Income taxes                                                  $    579               $    181
  Interest                                                      $  4,222               $  2,569

            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 1999 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999:

                                                               Pre-tax    (Expense)    Net-of-tax
 (Dollars in thousands)                                         Amount     Benefit       Amount
                                                               -------     -------     ----------
For the Nine Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period  $ 165      $ (61)        $ 104
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                          -          -             -
                                                               -------     -------     ----------
   Net unrealized gains (losses) on securities                    165         (61)         104
                                                               -------     -------     ----------
 Other comprehensive income                                     $ 165       $ (61)       $ 104
                                                               =======     =======     ==========

                                                               Pre-tax    (Expense)    Net-of-tax
 (Dollars in thousands)                                         Amount     Benefit       Amount
                                                               -------     -------     ----------
For the Nine Months Ended September 30, 1999:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period $ (994)      $ 368      $ (626)
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                          -           -           -
                                                               -------     -------     ----------
   Net unrealized gains (losses) on securities                   (994)       368         (626)
                                                               -------     -------     ----------
 Other comprehensive income                                    $ (994)     $ 368       $ (626)
                                                               =======     ======      ==========

                           HCSB FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income - continued

                                                               Pre-tax    (Expense)    Net-of-tax
 (Dollars in thousands)                                         Amount     Benefit       Amount
                                                               -------     -------     ----------
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period  $ 295       $ (108)      $ 187
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                         32          (11)         21
                                                               -------     -------     ----------
   Net unrealized gains (losses) on securities                    327         (119)        208
                                                               -------     -------     ----------

 Other comprehensive income                                     $ 327       $ (119)      $ 208
                                                               =======     =======     ==========


                                                               Pre-tax    (Expense)    Net-of-tax
 (Dollars in thousands)                                         Amount     Benefit       Amount
                                                               -------     -------     ----------
For the Three Months Ended September 30, 1999:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period  $ (210)      $ 78       $ (132)
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                           -          -            -
                                                               -------     -------     ----------
   Net unrealized gains (losses) on securities                    (210)        78         (132)
                                                               -------     -------     ----------

 Other comprehensive income                                     $ (210)      $ 78       $ (132)
                                                               =======     =======     ==========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2000, net interest income increased $501,000, or 16.58%, over the same period in 1999. Interest income from loans, including fees, increased $1,806,000, or 38.94%, from the nine months ended September 30, 1999 to the comparable period in 2000 as demand for loans in the Company's marketplace continued to grow and the Company's new branches in Conway and North Myrtle Beach continued to generate loan growth. Also contributing to the overall increase in net interest income was an increase of $64,000 in income from investment securities. Interest expense at September 30, 2000 was $4,168,000 compared to $2,742,000 for the same period in 1999. The increase in interest-bearing deposits between the two periods of approximately $28,489,000 resulted in increased interest expense. The net interest margin realized on earning assets was 4.20% for the nine months ended September 30, 2000, as compared to 4.10% for the nine months ended September 30, 1999. The interest rate spread was 3.90% for the nine months ended September 30, 2000, compared to 3.79% for the nine months ended September 30, 1999.

Net interest income increased from $1,073,000 for the quarter ending September 30, 1999 to $1,179,000 for the quarter ending September 30, 2000. This represents an increase of $106,000, or 9.88%. Interest income from loans, including fees, increased to $2,286,000 for the quarter ended September 30, 2000 from $1,679,000 for the quarter ended September 30, 1999. Interest expense increased $550,000, or 53.40%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision charged to expense was $196,000 compared to $170,000 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, the provision charged to expense was $70,000. There was a $30,000 provision charged to expense for the quarter ended September 30, 1999. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                           HCSB FINANCIAL CORPORATION

Noninterest Income

Noninterest income during the nine months ended September 30, 2000 was $740,000, an increase of $145,000, or 24.37%, from the comparable period in 1999. The increase is primarily a result of an increase in service charges on deposit accounts from $393,000 at September 30, 1999 to $507,000 at September 30, 2000. Deposits at September 30, 1999 were $84,862,000 compared to $115,434,000 at September 30, 2000.

For the quarter ended September 30, 2000, noninterest income increased $57,000, or 26.76%, over the same period in 1999. This increase is primarily due to service charges on deposit accounts, which increased $39,000, or 26.53%, from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2000 was $2,997,000 or 27.91%, higher than the nine months ended September 30, 1999. The primary reason was the $389,000 increase in salaries and employee benefits over the two periods. This increase was largely the result of an increase in personnel in management and support functions. In addition, other operating expenses increased $119,000, or 18.42%, between the nine months ending September 30, 1999 and September 30, 2000. Noninterest expenses also included a loss on sale of securities totaling $32,000 in the nine months ended September 30, 2000 that did not exist in 1999.

For the quarter ended September 30, 2000, noninterest expense increased $204,000, or 24.82%, over the same period in 1999. The largest increase between the quarter ended September 30, 2000 and the quarter ended September 30, 1999 was in salaries and benefits, which increased $142,000, or 31.35%. Other less significant increases also occurred in net occupancy, furniture and equipment and other operating expenses between 1999 and 2000.

Income Taxes

The income tax provision for the nine months ended September 30, 2000 was $371,000 as compared to $382,000 for the same period in 1999. The effective tax rates were 34.71% and 34.63% at September 30, 2000 and 1999, respectively. The effective tax rates were 31.73% and 33.64% for the quarter ended September 30, 2000 and September 30, 1999, respectively.

Net Income

Although net interest income increased significantly during the first nine months of 2000 compared to the same period in 1999, the Company also had an increase in noninterest expense during these time periods. The primary increase of noninterest expense was salaries and employee benefits, which increased $389,000 from the nine months ended September 1999 to the nine months ended September 30, 2000. The combination of the above factors resulted in net income for the nine months ended September 30, 2000 of $698,000 as compared to $721,000 for the same period in 1999. This represents a decrease of $23,000, or 3.19%, over the same period in 1999. The decrease is also partially attributable to expenses associated with the opening of the Bank's seventh full-service branch in the Homewood community of the Conway area. For the quarter ended September 30, 2000, net income was $241,000 as compared to $288,000 for the quarter ended September 30, 1999. This represents a decrease of $47,000, or 16.32%, from the quarter ending September 30, 1999.

                           HCSB FINANCIAL CORPORATION

Assets and Liabilities

During the first nine months of 2000, total assets increased $26,019,000, or 22.76%, when compared to December 31, 1999. The primary reason for the increase in assets was due to an increase in loans of $15,445,000 during the first nine months of 2000. Total deposits increased $20,605,000, or 21.73%, from the December 31, 1999 amount of $94,829,000. Within the deposit area, interest-bearing deposits increased $19,171,000, or 22.08%, and noninterest-bearing deposits increased $1,434,000, or 17.93%, during the first nine months of 2000. The large increase in deposits has allowed the Company to keep pace with the rapid growth in loans. In addition, the Company has increased its borrowings with the Federal Home Loan Bank from $10,000,000 at December 31, 1999 to $14,600,000 at September 30, 2000.

Investment Securities

Investment securities decreased from $23,892,000 at December 31, 1999 to $21,646,000 at September 30, 2000. This represents a decrease of $2,246,000 or 9.40%, from December 31, 1999 to September 30, 2000. The proceeds from the sales and maturities of securities have been invested in higher yielding loans.

Loans

Net loans increased $15,383,000, or 20.55%, during the nine month period ended September 30, 2000. There were two primary reasons for this growth. First, loan demand in general continued to increase in the Company's market areas in the first half of 2000. Second, the Company has continued to establish a presence through its new branches in Conway and North Myrtle Beach. Balances within the major loans receivable categories as of September 30, 2000 and December 31, 1999 are as follows:

 (Dollars in thousands)                            September 30,    December 31,
                                                        2000            1999
                                                     ---------        --------
 Real estate - construction and land development       $ 5,248          $ 3,983
 Real estate - other                                    31,057           26,601
 Agricultural                                            7,239            5,961
 Commercial and industrial                              29,480           22,796
 Consumer                                               17,798           16,193
 Other, net                                                462              305
                                                     ---------         --------
                                                      $ 91,284         $ 75,839
                                                     =========         ========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

 (Dollars in thousands)                                       September 30,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----

 Loans:     Nonaccrual loans                                $ 145       $ 289
            Accruing loans more than 90 days past due       $ 120       $  16

 Loans identified by the internal review mechanism:

            Criticized                                      $ 806       $ 742
            Classified                                      $ 705       $ 799

                           HCSB FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

 (Dollars in thousands)                                 September 30,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------
 Balance, January 1                               $    922           $ 880
 Provision for loan losses for the period              196             170
 Net loans charged off for the period                 (104)            (96)
                                                  --------        --------

 Balance, end of period                           $  1,014        $    954
                                                  ========        ========

 Gross loans outstanding, end of period           $ 91,284        $ 71,758

 Allowance for Loan Losses to loans outstanding       1.11%           1.33%


Deposits

At September 30, 2000, total deposits increased by $20,605,000, or 21.73%, from December 31, 1999. The largest increase was in certificates of deposits, which increased $11,122,000 to $70,883,000 at September 30, 2000. Expressed in percentages, noninterest-bearing deposits increased 17.93 % and interest-bearing deposits increased 22.08%.

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:

 (Dollars in thousands)                   September 30,     December 31,
                                               2000             1999
                                            ---------         --------
 Noninterest-bearing demand deposits        $   9,432         $  7,998
 Interest-bearing demand deposits              10,620            8,238
 Savings and money market deposits             24,499           18,832
 Certificates of deposit                       70,883           59,761
                                            ---------         --------
                                            $ 115,434         $ 94,829
                                            =========         ========

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 70.20% at September 30, 2000 and 72.35% at December 31, 1999.

Securities available-for-sale, which totaled $22,436,000 at September 30, 2000, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2000, unused lines of credit totaled $5,500,000.

                           HCSB FINANCIAL CORPORATION

Capital Resources

Total shareholders' equity increased from $8,341,000 at December 31, 1999 to $9,143,000 at September 30, 2000. The increase of $802,000 is primarily attributable to net income of $698,000. Net income was boosted by a positive charge of $104,000 to the change in fair value of available-for-sale securities for the period. In addition, the Company declared a two-for-one stock split in the form of a 100% stock dividend in January 2000, which was paid on March 15, 2000. There was no effect on net equity as a result of the stock split.

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

The following table summarizes the Company's risk-based capital at September 30, 2000:

 (Dollars in thousands)
 Shareholders' equity                             $  9,618
 Less: intangibles                                       -
                                                  --------
 Tier 1 capital                                      9,618

 Plus: allowance for loan losses (1)                 1,014
                                                  --------
 Total capital                                    $ 10,632
                                                  ========

 Risk-weighted assets                             $ 95,134
                                                  ========

 Risk based capital ratios
   Tier 1 capital (to risk-weighted assets)          10.11%
   Total capital (to risk-weighted assets)           11.18%
   Tier 1 capital (to total average assets)           7.26%

 (1) limited to 1.25% of risk-weighted assets

Management believes that capital should be adequate for the next twelve months.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress and various regulations are proposed by appropriate agencies with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

                           HCSB FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Items 1, 2, 3, 4,and 5 are not applicable.

                           HCSB FINANCIAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      By: /s/ JAMES R. CLARKSON
                                          -----------------------------------
                                          James R. Clarkson
                                          President




Date: November 11, 2000               By: /s/ LORETTA B. GERALD
                                          -----------------------------------
                                          Loretta B. Gerald
                                          Assistant Vice President & Cashier
                                          (Principal Accounting Officer)