Form 10KSB
period 2000-12-31
HCSB FINANCIAL CORP
filed 2001-03-29
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-26995

                           HCSB FINANCIAL CORPORATION*
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            SOUTH CAROLINA                            57-1079444
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)



5201 BROAD STREET, LORIS, SOUTH CAROLINA                             29569
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 843/756-6333

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

COMMON STOCK,  PAR  VALUE  $0.01  PER  SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock held by non-affiliates of the registrant as of March 12, 2001 was $20,055,400. The market value calculation assumes that all shares beneficially owned by members of the board of directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 12, 2001 - 1,002,770 shares of Common Stock.

Transitional Small Business Disclosure Format.  (Check one):  Yes       No   X
                                                                  --        --

                       DOCUMENTS INCORPORATED BY REFERENCE

       Company's Proxy Statement for the 2001 Annual Shareholders Meeting.
                               2000 Annual Report

*The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

                                     PART I

ITEM 1.     BUSINESS

GENERAL. HCSB Financial Corporation is a South Carolina corporation organized for the purpose of becoming a bank holding company for Horry County State Bank , under the Bank Holding Company Act. Effective June 10, 1999 we acquired, in exchange for our own shares of common stock, all of the outstanding common stock of the bank.

SUBSIDIARY. Horry County State Bank is a state-chartered commercial bank operating from nine offices located in Horry County in South Carolina. The bank's primary market area is in Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. Depository accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The bank received its charter on December 18, 1987, and opened for business on January 4, 1988.

The bank offers a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts and IRA's. The bank also has ATM's and offers debit cards to provide easy access for customers to their accounts.

The bank offers short to intermediate term commercial and consumer loans for a variety of purposes on both a secured and unsecured basis. The primary commercial market for these loans is small to medium sized businesses located in the Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. Commercial loans may be made to companies to acquire fixed assets, for general operating purposes, or to finance inventory or accounts receivables, as well as for other purposes. Consumer loans are made to finance the purchase of real estate, automobiles, mobile homes, boats, other recreational items, or for home improvements, education or personal investments. The bank offers agricultural loans to support farmers in its marketplace with financing of their fixed assets and general operating purposes. The bank also offers construction and permanent financing of residences secured by mortgages and deeds of trust on the property involved. The bank also offers a broad array of non-deposit services, including trading of mutual funds, stocks and bonds, estate and retirement planning, life insurance plans and discount brokerage services.

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

EMPLOYEES. As of March 12, 2001, the bank had eighty full-time and one part-time employees. The company does not have any employees. Neither the company nor the bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

COMPETITION AND MARKET AREA. The bank conducts business in terms substantially the same as a typical commercial bank, offering a full range of banking services, with the exception of trust services. Our capitalization allows us to compete effectively in market. Correspondent banks are used to meet customer credit needs that exceed the bank's lending limits.

The bank competes in a very competitive market for deposits and loans against commercial banks, savings and loan and credit unions. Several of the bank's competitors are headquartered in Horry County. The bank prides itself in providing prompt, efficient, courteous service and subscribes to the theory that funds resulting from local depositors should be reinvested in the depositor's community.

The bank strongly feels that decisions regarding credit and services of a bank can best be made at a local level and that stability and continuity of management within a bank without frequent transfers is important to the financial well-being of its customers.

SUPERVISION AND REGULATION. Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT. On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

HCSB FINANCIAL CORPORATION

Because it owns the outstanding capital stock of the bank, the company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

THE BANK HOLDING COMPANY ACT. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o     banking and managing or controlling banks;
o     furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

INVESTMENTS, CONTROL, AND ACTIVITIES. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o     acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o     merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o     making or servicing loans and certain types of leases;
o     engaging in certain insurance and discount brokerage activities;
o     performing certain data processing services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o     owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in "HCSB Financial Corporation - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

SOURCE OF STRENGTH; CROSS-GUARANTEE. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

SOUTH CAROLINA STATE REGULATION. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

HCSB FINANCIAL CORPORATION

The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

o     security devices and procedures;
o     adequacy of capitalization and loss reserves;
o     loans;
o     investments;
o     borrowings;
o     deposits;
o     mergers;
o     issuances of securities;
o     payment of dividends;
o     interest rates payable on deposits;
o     interest rates or fees chargeable on loans;
o     establishment of branches;
o     corporate reorganizations;
o     maintenance of books and records; and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o     internal controls;

o     information systems and audit systems;
o     loan documentation;
o     credit underwriting;
o     interest rate risk exposure; and
o     asset quality.

DEPOSIT INSURANCE. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

TRANSACTIONS WITH AFFILIATES AND INSIDERS. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

DIVIDENDS. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank must also obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

BRANCHING. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o     submit a capital restoration plan;
o     raise additional capital;
o     restrict their growth, deposit interest rates, and other activities;
o     improve their management;
o     eliminate management fees; or
o     divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

EFFECT OF GOVERNMENTAL MONETARY POLICIES. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

DEPENDENCE UPON SINGLE CUSTOMER OR GROUP OF CUSTOMERS. Neither the Company nor the bank is dependent upon a single customer or group of a few customers.


ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS.
This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;
o changes in the interest rate environment which could reduce anticipated or actual margins;
o changes in political conditions or the legislative or regulatory environment;
o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
o     changes occurring in business conditions and inflation;
o     changes in technology;
o     changes in monetary and tax policies;

o     changes in the securities markets; and
o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


ITEM 2.     DESCRIPTION OF PROPERTIES

The organizers of Horry County State Bank purchased a lot at 5009 Broad Street, Loris, South Carolina in 1987, and the bank initially opened for business in January, 1988 in a modular facility on this site. The bank subsequently built a permanent building on this same site, moved its entire operation into this facility in April, 1999 and sold the modular building. The permanent building was enlarged several years later to accommodate the bank's growth and need to expand its support operations area. Today this building houses the bank's main branch bank in Loris, the bank's Residential Mortgage Loan Department and the bank's Investment Services Department. The bank owns this property in fee simple title.

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

In January, 1997, the bank purchased a commercial lot and former banking office at 4011 Meeting Street, Loris, South Carolina, and renovated this building to accommodate a second branch facility in Loris as well as the bank's central credit operations department. The bank opened this facility in May, 1997. It presently serves solely as a branch banking facility. The bank owns this property in fee simple.

The bank purchased a lot and building at East 5th Street, Tabor City, North Carolina in July, 1997, in anticipation of filing an Application to Establish a Branch Banking Facility at this location based on the fact that the Reigle-Neal Act would authorize interstate branching into North Carolina effective June 1, 1997. Late in May, 1997, however the North Carolina legislature rescinded its earlier position on interstate branching and extended its moratorium on such branching into North Carolina until June 1, 1999. Since that time, this moratorium has been extended permanently. The bank still owns this property in fee simple. HCSB Financial Corporation is considering establishing a state, non-member bank in North Carolina and locating an office at this location, but no decision has yet been rendered in this regard.

Having been thwarted by the North Carolina banking statute change, the bank entered into a long-term lease agreement to lease a lot at 3201 Hwy. 701 North, Loris, South Carolina which borders the South Carolina-North Carolina boundary. The lease included an initial (5)-year term with four (4), five (5)-year renewal options. The bank opened a full-service branch operation in a modular facility on this site in October, 1997. The bank expects to build a permanent facility on this site in the future, unless the Company's plans to charter a new North Carolina bank materialize.

In March, 1996 the bank purchased in fee simple a 2.82 acre tract on Hwy. 9, Little River, South Carolina and subsequently purchased a modular banking facility for location on this site. The bank opened this branch bank in October, 1997, at 3189 Hwy. 9, Little River, South Carolina. In November, 1999, the bank completed and moved this branch banking operation into a new 3,300 square foot permanent building on this same property, although the physical address changed to 3187 Hwy. 9, Little River, South Carolina. In March, 2000, the bank sold the modular building and subsequently sold a 1.18 acre portion of this tract.

In November, 1997, the bank entered into an agreement to lease a commercial lot and former bank building at 1627-A Church Street, Conway, South Carolina. The bank opened a full-service branch operation at this location in February, 1998, and subsequently purchased this property in April, 1998. The bank now owns this property in fee simple.

In January, 1998, the bank purchased a commercial lot and building at 5201 Broad Street, Loris, South Carolina, which is adjacent to the bank's main branch office in Loris. After remodeling and adding on to this building, the bank in March, 2000, relocated Executive Offices, Audit Department, Central Deposit Operations, Central Credit Operations and Computer Operations into this 10,000 square foot facility.

In August, 1999, the bank purchased a 0.84 acre commercial lot at 3201 Hwy. 701 North, Conway, South Carolina. In conjunction with this purchase the bank also acquired three (3) lifetime easements on adjoining properties totaling 0.19 acre. The bank opened a 3,300 square foot full service branch operation on this site in August, 2000.

In November, 2000, the bank purchased a lot and former full service banking facility at 4600 Hwy. 17 By-pass South, Myrtle Beach, South Carolina. After remodeling this facility, the bank opened for business in February, 2001.

ITEM 3.     LEGAL PROCEEDINGS

Neither the company nor bank were involved in any pending legal proceeding as of December 31, 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.              MARKET FOR COMMON SHARE AND DIVIDENDS

In response to this Item, the information contained on page 5 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 20 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 21 through 41 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Information called for by Part III on this Report on Form 10-KSB have been omitted as we have filed a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934 which includes this information.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

In response to this Item 9, the information contained on pages 3-4 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

In response to this Item 9, the information contained on page 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In response to this Item 9, the information contained on page 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item 9, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 13.    EXHIBITS,  LIST AND REPORTS ON FORM  8-K

(a)                 The following documents are filed as a part of this report:

            3.1 Articles of Incorporation ( incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended
                     December 31, 1999)

            3.2 Bylaws ( incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 1999)

            13       The Company's 2000 Annual Report

            21       Subsidiaries of Registrant

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB Financial Corporation

Date:  March 15, 2001                  By:  /s/  James R. Clarkson
                                            ------------------------------------
                                             James R. Clarkson, President
                                              & Chief Executive Officer

Date:  March 15, 2001                  By:  /s/  Loretta B. Gerald
                                            ------------------------------------
                                          Loretta B. Gerald, Vice President
                                        & Cashier (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:  /s/   D. Singleton Bailey
     ----------------------------                  Date:  March 15, 2001
        D. Singleton Bailey

By:  /s/  Franklin C. Blanton
     -------------------------                     Date:  March 15, 2001
        Franklin C. Blanton

By:  /s/  Russell R. Burgess, Jr.                  Date:  March 15, 2001
      -------------------------
        Russell R. Burgess, Jr.

By:   /s/   William H. Caines
      -------------------------                    Date:  March 15, 2001
        William H. Caines

By:   /s/   James R. Clarkson
     -------------------------                     Date:  March 15, 2001
        James R. Clarkson

By:   /s/    J. Lavelle Coleman
     -------------------------                     Date:  March 15, 2001
        J. Lavelle Coleman

By:   /s/  Boyd R. Ford, Jr.
     -------------------------                     Date:  March 15, 2001
        Boyd R. Ford, Jr.

By:   /s/   Tommie W. Grainger
     -------------------------                     Date:  March 15, 2001
        Tommie W. Grainger

By:   /s/   Randy B. Hardee
     -------------------------                     Date:  March 15, 2001
        Randy B. Hardee

By:  /s/   Gwyn G. McCutchen
     -------------------------                     Date:  March 15, 2001
        Gwyn G. McCutchen

By:   /s/  T. Freddie Moore
     -------------------------                     Date:  March 15, 2001
        T. Freddie Moore

By:   /s/   Carroll D. Padgett, Jr.
     -------------------------                     Date:  March 15, 2001
        Carroll D. Padgett, Jr.

By:   /s/  Bill G. Page
     -------------------------                     Date:  March 15, 2001
        Bill G. Page