Form 10QSB
period 2001-03-31
HCSB FINANCIAL CORP
filed 2001-05-11
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)                    FORM 10-QSB

        X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ------              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                    YES X           NO
                                       --              --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

1,052,175 shares of common stock, $0.01 par value, was issued and outstanding as of May 9, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation..............................................8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................13

         (a) Exhibits............................................................................................13

         (b) Reports on Form 8-K.................................................................................13

                           HCSB FINANCIAL CORPORATION

                     Condensed Consolidated Balance Sheets



(Dollars in thousands)                                                                 March 31,      December 31,
                                                                                      ------------    -------------
                                                                                          2001            2000
                                                                                          -----           ----


Assets:                                                                               (Unaudited)
 Cash and cash equivalents:
  Cash and due from banks                                                             $        5,575  $          3,534
  Federal funds sold                                                                           9,217            19,870
                                                                                     ---------------   ---------------
                                                                                              14,792            23,404
                                                                                     ---------------   ---------------

 Securities available-for-sale                                                                24,108            20,877
 Nonmarketable equity securities                                                                 790               790

 Loans receivable                                                                            100,493            91,329
 Less unearned income                                                                             (6)              (10)
 Less allowance for loan losses                                                               (1,064)           (1,019)
                                                                                     ---------------   ---------------
    Loans, net                                                                                99,423            90,300
                                                                                     ---------------   ---------------

 Premises and equipment, net                                                                   5,674             5,502
 Accrued interest receivable                                                                   1,534             1,415
 Other assets                                                                                  1,351             1,430
                                                                                     ---------------   ---------------

    Total assets                                                                     $       147,672   $       143,718
                                                                                     ===============   ===============

Liabilities and Shareholders' Equity
Liabilities:
 Deposits:
  Noninterest-bearing demand deposits                                                $         8,698   $         8,273
  Interest-bearing demand deposits                                                            10,156            10,310
  Money market                                                                                17,475            19,841
  Savings                                                                                      2,536             2,153
  Time deposits                                                                               83,071            82,923
                                                                                     ---------------   ---------------
                                                                                             121,936           123,500
                                                                                     ---------------   ---------------

 Advances from the Federal Home Loan Bank                                                     14,600             9,600
 Accrued interest payable                                                                        295               310
 Other liabilities                                                                               663               527
                                                                                     ---------------   ---------------
    Total liabilities                                                                        137,494           133,937
                                                                                     ---------------   ---------------

Shareholders' Equity
 Common stock, $.01 par value, 10,000,000 shares authorized,                                      11                10
    1,052,175 shares issued and outstanding
 Capital surplus                                                                               8,865             7,878
 Retained earnings                                                                             1,267             2,069
 Accumulated other comprehensive income (loss)                                                    35              (176)
                                                                                     ---------------  ----------------
    Total shareholders' equity                                                                10,178             9,781
                                                                                     ---------------  ----------------

    Total liabilities and shareholders' equity                                        $      147,672  $        143,718
                                                                                     ===============  ================


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


(Dollars in thousands)                                            Three Months Ended
                                                                   ------------------
                                                                      March 31,
                                                                 2001            2000
                                                                 -----           ----

Interest income:
 Loans, including fees                                         $ 2,422         $ 1,982
 Investment securities:
  Taxable                                                          392             322
  Tax-exempt                                                        38              49
  Nonmarketable equity securities                                   15              11
 Other interest income                                             126              26
                                                                ------          ------
    Total                                                        2,993           2,390
                                                                ------          ------

Interest expense:
 Certificates of deposit $100M and over                            385             258
 Other deposits                                                  1,195             820
 Other interest expense                                            132             144
                                                                ------          ------
    Total                                                        1,712           1,222
                                                                ------          ------

 Net interest income                                             1,281           1,168
 Provision for loan losses                                          70              61
                                                                ------          ------

 Net interest income after provision for loan losses             1,211           1,107
                                                                ------          ------

Other operating income:
 Service charges on deposit accounts                               199             145
 Credit life insurance commissions                                  34              33
 Gain on sale of securities                                          6               -
 Other operating income                                             41              26
                                                                ------          ------
    Total                                                          280             204
                                                                ------          ------

Other operating expenses:
 Salaries and employee benefits                                    674             516
 Net occupancy expense                                              85              65
 Furniture and equipment expense                                   123              84
 Other operating expenses                                          303             286
                                                                ------          ------
    Total                                                        1,185             951
                                                                ------          ------

 Income before income taxes                                        306             360

 Income tax provision                                              106             126
                                                                ------          ------

 Net income                                                     $  200           $ 234
                                                                ======          ======

 Basic earnings per share                                       $ 0.19          $ 0.22
 Diluted earnings per share                                     $ 0.19          $ 0.22


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION


Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                Income for the Three Months Ended March 31, 2001
                                   (Unaudited)



(Dollars in thousands)                                                                             Accumulated
                                                                                                     Other
                                              Common Stock            Capital      Retained       Comprehensive
                                           Shares       Amount        Surplus      Earnings          Income          Total
                                           ------       ------       -------      --------         ----------         ----

 Balance,                                 1,002,770     $   10      $ 7,878        $ 2,069             $ (176)     $ 9,781
  December 31, 2000

 Net income for the period                                                             200                             200

 Other comprehensive                                                                                      211          211
                                                                                                                  --------
 income, net of tax

 Comprehensive Income                                                                                                  411

 Payment of fractional shares                                                          (14)                            (14)

 Issuance of 5% stock dividend               49,405          1          987           (988)                              -
                                         ----------       ----     --------      ---------              -----     --------

 Balance,                                 1,052,175       $ 11      $ 8,865       $  1,267               $ 35     $ 10,178
                                         ==========       ====     ========      =========              =====     ========
  March 31, 2001


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


(Dollars in thousands)                                                  Three Months Ended
                                                                         ------------------
                                                                            March 31,
                                                                         2001            2000
                                                                         ----            ----

Cash flows from operating activities:
 Net income                                                           $ 200           $ 234
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                           94              69
  Provision for possible loan losses                                     70              61
  Amortization less accretion on investments                              -               4
  Amortization of deferred loan costs                                    31              30
  Loss (gain) on sale of securities available-for-sale                   (6)              -
  Loss (gain) on sale of premises and equipment                           -              21
  (Increase) decrease in interest receivable                           (119)           (152)
  Increase (decrease) in interest payable                               (15)            (76)
  (Increase) decrease in other assets                                   (46)           (181)
  Increase (decrease) in other liabilities                              136            (179)
                                                                   --------         -------
   Net cash provided (used) by operating activities                     345            (169)
                                                                   --------         -------

Cash flows from investing activities:
 Net increase in loans to customers                                  (9,224)         (8,727)
 Purchases of securities available-for-sale                         (11,336)              -
 Maturities of securities available-for-sale                          6,441             164
 Proceeds for sales of securities available-for-sale                  2,006               -
 Proceeds from disposal of premises and equipment                         -              47
 Purchases of premises and equipment                                   (266)           (393)
                                                                   --------         -------
   Net cash used by investing activities                            (12,379)         (8,909)
                                                                   --------         -------

Cash flows from financing activities:
 Net increase in deposits accounts                                   (1,564)          1,521
 Increase (decrease) in short-term borrowings                             -           4,290
 Advances from Federal Home Loan Bank                                 5,000           5,000
 Repayments of advances from Federal Home Loan Bank                       -          (5,000)
 Cash paid in lieu of fractional shares                                 (14)              -
                                                                   --------         -------
   Net cash provided by financing activities                          3,422           5,811
                                                                   --------         -------

Net increase (decrease) in cash and cash equivalents                 (8,612)         (3,267)

Cash and cash equivalents, beginning of period                       23,404           7,898
                                                                   --------         -------

Cash and cash equivalents, end of period                           $ 14,792         $ 4,631
                                                                   ========         =======

Cash paid during the period for:
 Income taxes                                                      $   111         $   345
 Interest                                                          $ 1,727         $ 1,298



See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2000 Annual Report.


Note 2 - Comprehensive Income
-----------------------------

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 2001 and 2000:

                                                                Pre-tax        (Expense)          Net-of-tax
                                                                 Amount          Benefit            Amount
                                                             --------------   -------------    ---------------

(Dollars in thousands)
For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities:

 Unrealized holding gains (losses) arising
 during the period                                        $     342           $   (127)        $      215

 Plus: reclassification adjustment for (gains) losses
  realized in net income                                         (6)                 2                 (4)
                                                          ---------           --------         ----------
 Net unrealized gains (losses) on securities                    336               (125)               211
                                                          ---------           --------         ----------

 Other comprehensive income                               $     336           $   (125)        $      211
                                                          =========           ========         ==========


                                                                Pre-tax        (Expense)          Net-of-tax
                                                                 Amount          Benefit            Amount
                                                             --------------   -------------    ---------------

 (Dollars in thousands)
 For the Three Months Ended March 31, 2000:
 Unrealized gains (losses) on securities:

 Unrealized holding gains (losses) arising
 during the period                                        $    (246)          $     91         $     (155)

 Plus: reclassification adjustment for gains (losses)
  realized in net income                                          -                  -                  -
                                                          ---------           --------         ----------

 Net unrealized gains (losses) on securities              $    (246)          $     91         $     (155)
                                                          ---------           --------         ----------

 Other comprehensive income                               $    (246)          $     91         $     (155)
                                                          =========           ========         ==========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following is a discussion of our financial condition as of March 31, 2001 compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.


Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2001, net interest income increased $113,000, or 9.67%, over the same period in 2000. Interest income from loans, including fees, increased $440,000, or 22.20%, from the three months ended March 31, 2001 to the comparable period in 2000 as demand for loans in our marketplace continued to grow. Also contributing to the overall increase in net interest income was an increase of $100,000 in income from federal funds sold. Interest expense at March 31, 2001 was $1,712,000 compared to $1,222,000 for the same period in 2000. The increase in interest-bearing deposits between the two periods of approximately $26,017,000 resulted in increased interest expense. The net interest margin realized on earning assets was 3.95% for the three months ended March 31, 2001, as compared to 3.85% for the three months ended March 31, 2000.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $70,000 compared to $61,000 for the three months ended March 31, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.


Noninterest Income
------------------

Noninterest income during the three months ended March 31, 2001 was $280,000, an increase of $76,000, or 37.25%, from the comparable period in 2000. The increase is primarily a result of an increase in service charges on deposit accounts from $145,000 at March 31, 2000 to $199,000 at March 31, 2001. Deposits at March 31,
2000 were $96,348,000 compared to $121,936,000 at March 31, 2001.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------


Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2001 was $1,185,000 or 24.61%, higher than the three months ended March 31, 2000. The primary reason was the $158,000 increase in salaries and employee benefits over the two periods. This increase was largely due to the staffing of our new Homewood and Socastee offices. In addition, furniture and equipment expenses increased $39,000, or 46.43%, for the three months March 31, 2001 as compared to the three months ending March 31, 2000.


Income Taxes
------------

The income tax provision for the three months ended March 31, 2001 was $106,000 as compared to $126,000 for the same period in 2000. The effective tax rates were 34.64% and 35.00% at March 31, 2001 and 2000, respectively.


Net Income
----------

Although interest income increased significantly during the first three months of 2001 compared to the same period in 2000, we had a relatively greater increase in interest expense during these time periods. We also had a significant increase in noninterest expense during the first quarter of 2001 compared to the first quarter of 2000. The combination of the above factors resulted in net income for the three months ended March 31, 2001 of $200,000 as compared to $234,000 for the same period in 2000. This represents a decrease of $34,000, or 14.53%, over the same period in 2000.


Assets and Liabilities
----------------------

During the first three months of 2001, total assets increased $3,954,000, or 2.75%, when compared to December 31, 2000. The primary reason for the increase in assets was due to an increase in loans of $9,164,000 during the first three months of 2001. Total deposits decreased $1,564,000, or 1.27%, from the December 31, 2000 amount of $123,500,000. Within the deposit area, interest-bearing deposits decreased $1,989,000, or 1.73%, and noninterest-bearing deposits increased $425,000, or 5.14%, during the first three months of 2001. The decrease in deposits has caused the Company to increase its FHLB advances by $5,000,000 and decrease its federal funds sold by $10,653,000 to keep pace with the rapid growth in loans.


Investment Securities
---------------------

Investment securities available-for-sale increased from $20,877,000 at December 31, 2000 to $24,108,000 at March 31, 2001. This represents an increase of $3,231,000, or 15.48%, from December 31, 2000 to March 31, 2001.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Loans
-----

Net loans increased $9,123,000, or 10.10%, during the three month period ended March 31, 2001. There were two primary reasons for this growth. First, loan demand in general continued to increase in our market areas in the first quarter of 2001. Second, we have continued to establish a presence through our new branches in Homewood and Socastee. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                                           March 31,       December 31,
                                                                              2001             2000
                                                                       -----------------  ---------------

(Dollars in thousands)
Real estate - construction and land development                          $     5,433          $    5,122
 Real estate - other                                                           34,995             32,178
 Agricultural                                                                  10,110              5,427
 Commercial and industrial                                                     31,865             30,451
 Consumer                                                                      17,751             17,482
 Other, net                                                                       339                669
                                                                          -----------         ----------
                                                                          $   100,493         $   91,329
                                                                          ===========         ==========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                                March 31,
                                                                       ----------------------------------
                                                                              2001             2000
                                                                       ---------------  -----------------

 Loans:          Nonaccrual loans                                        $        215         $        52
                 Accruing loans more than 90 days past due               $        111         $         5

 Loans identified by the internal review mechanism:
                 Criticized                                              $         73         $       502
                 Classified                                              $        369         $       862

Activity in the Allowance for Loan Losses is as follows:


(Dollars in thousands)                                                                March 31,
                                                                       ----------------------------------
                                                                              2001             2000
                                                                       ---------------  -----------------


 Balance, January 1                                                      $      1,019                 922
 Provision for loan losses for the period                                          70                  61
 Net loans charged-off for the period                                             (25)                  -
                                                                          -----------          ----------
 Balance, end of period                                                  $      1,064                 983
                                                                          ===========          ==========

 Gross loans outstanding, end of period                                  $    100,493              84,519
 Allowance for Loan Losses to loans outstanding
                                                                                 1.06%               1.16%



                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Deposits
--------

At March 31, 2001, total deposits decreased by $1,564,000, or 1.27%, from December 31, 2000. The largest decrease was in money market savings accounts, which decreased $2,366,000 to $17,475,000 at March 31, 2001. Expressed in percentages, noninterest-bearing deposits increased 5.14% and interest-bearing deposits decreased 1.72%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                             March 31,        December 31,
(Dollars in thousands)                         2001              2000
                                           ------------       -----------

 Noninterest-bearing demand deposits        $    8,698         $   8,273
 Interest-bearing demand deposits               10,156            10,310
 Savings and money market deposits              20,011            21,994
 Certificates of deposit                        83,071            82,923
                                            ----------         ---------
                                            $  121,936         $ 123,500
                                            ==========         =========


Advances from the Federal Home Loan Bank
----------------------------------------


Advances from the Federal Home Loan Bank consisted of the following at March 31, 2001:

(Dollars in thousands)
                                          Quarterly
    Date of Advance          Rate           Payment            Maturity Date          Balance
----------------------  ------------   --------------   -------------------------  ------------
  February 25, 2000        5.92%       $        74             March 1, 2010      $   5,000
  May 18, 2000             6.49%                75             May 24, 2010           4,600
  March 19, 2001           5.05%                63             March 22, 2011         5,000
                                       -----------                                ---------
                                               212                                   14,600
                                       ===========                                =========


Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $16,513,000 at March 31, 2001 and our investment in Federal Home Loan Bank stock of $730,000 which is included in nonmarketable equity securities.


Liquidity
---------

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 73.60% at March 31, 2001 and 68.61% at December 31, 2000.

Securities available-for-sale, which totaled $24,108,000 at March 31, 2001, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2001, unused lines of credit totaled $12,900,000.

     HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Capital Resources
-----------------

Total shareholders' equity increased from $9,781,000 at December 31, 2000 to $10,178,000 at March 31, 2001. The increase of $397,000 is primarily attributable to the change in unrealized gain on available-for-sale securities for the period of $211,000. Net income of $200,000 for the period also contributed greatly to the increase in equity. In addition, we declared a five percent stock dividend in February 2001, which was paid on March 15, 2001. There was a charge of $14,000 to retained earnings for cash paid for fractional shares.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in a company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at March 31, 2001:

(Dollars in thousands)
 Shareholders' equity                                               $  10,178
 Less: unrealized gains on securities available-for-sale                  (35)
                                                                    ---------
 Tier 1 capital                                                        10,143

 Plus: allowance for loan losses (1)                                    1,064
                                                                    ---------
 Total capital                                                      $  11,207
                                                                    =========

 Risk-weighted assets                                               $ 109,813
                                                                    =========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                              9.24%
   Total capital (to risk-weighted assets)                              10.21%
   Tier 1 capital (to total average assets)                              7.14%

 (1) limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.


Regulatory Matters
------------------

From time to time, various bills are introduced in the United States Congress and various regulations are proposed by appropriate agencies with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                           HCSB FINANCIAL CORPORATION


PART II - OTHER INFORMATION


Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)      Exhibits

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                           HCSB FINANCIAL CORPORATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                By:      /s/  James R. Clarkson
                                         ---------------------------------------
                                         James R. Clarkson
                                         President




Date: May 9, 2001.              By:      /s/ Loretta B. Gerald
                                         ---------------------------------------
                                         Loretta B. Gerald
                                         Assistant  Vice President & Cashier
                                        (Principal Accounting Officer)