Form 10QSB
period 2001-06-30
HCSB FINANCIAL CORP
filed 2001-08-13
CIK 1091491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    (MARK ONE)                        FORM 10 QSB

           X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      _______              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

      _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________


                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                South Carolina                      57-1079444
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
            of incorporation)

                                5201 Broad Street
                                 Loris, SC 29569
                      ------------------------------------
                         (Address of principal executive
                          offices, including zip code)

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

                                    YES X   NO
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        1,052,175 shares of common stock, $0.01 par value, was issued and outstanding as of July 31, 2001.


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.....................................3

         Condensed Consolidated Statements of Income --
           Six months ended June 30, 2001 and 2000 and three months ended June 30, 2001 and 2000..........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2001.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation.........................................................9-13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................14

Item 6. Exhibits and Reports on Form 8-K.................................................................................14

         (a) Exhibits....................................................................................................14

         (b) Reports on Form 8-K.........................................................................................14


                           HCSB FINANCIAL CORPORATION


                     Condensed Consolidated Balance Sheets

(Dollars in thousands)                                                                    June 30,        December 31,
                                                                                           --------        ------------
                                                                                            2001              2000
                                                                                            -----             ----
                                                                                         (Unaudited)

  Assets
  Cash and cash equivalents:
    Cash and due from banks                                                            $            8,881  $          3,534
    Federal funds sold                                                                              2,168            19,870
                                                                                       ------------------  ----------------
                                                                                                   11,049            23,404
                                                                                       ------------------  ----------------

  Securities available-for-sale                                                                    21,389            20,877
  Nonmarketable securities                                                                            790               790

  Loans receivable                                                                                108,124            91,329
    Less unearned income                                                                               (3)              (10)
    Less allowance for loan losses                                                                 (1,086)           (1,019)
                                                                                       ------------------  ----------------
      Loans, net                                                                                  107,035            90,300
                                                                                       ------------------  ----------------

  Premises and equipment, net                                                                       5,537             5,502
  Accrued interest receivable                                                                       1,773             1,415
  Other assets                                                                                      1,354             1,430
                                                                                       ------------------  ----------------

     Total assets                                                                      $          148,927  $        143,718
                                                                                        =================  ================

 Liabilities and Shareholders' Equity
 Liabilities
   Deposits:
    Noninterest-bearing demand deposits                                                $           10,090  $          8,273
    Interest-bearing demand deposits                                                               10,743            10,310
    Money market                                                                                   18,072            19,841
    Savings                                                                                         2,691             2,153
    Time deposits                                                                                  81,636            82,923
                                                                                       ------------------  ----------------
                                                                                                  123,232           123,500
                                                                                       ------------------  ----------------
  Advances from the Federal Home Loan Bank                                                         14,600             9,600
  Accrued interest payable                                                                            278               310
  Other liabilities                                                                                   497               527
                                                                                       ------------------  ----------------
     Total liabilities                                                                            138,607           133,937
                                                                                       ------------------  ----------------

 Shareholders' Equity
   Common stock, $.01par value, 10,000,000 shares authorized,                                          11                10
   1,052,175  shares issued and outstanding
  Capital surplus                                                                                   8,865             7,878
  Retained earnings                                                                                 1,422             2,069
  Accumulated other comprehensive income (loss)                                                        22              (176)
                                                                                       ------------------  ----------------
     Total shareholders' equity                                                                    10,320             9,781
                                                                                       ------------------  ----------------

     Total liabilities and shareholders' equity                                        $          148,927  $        143,718
                                                                                      ===================  ================


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

(Dollars in thousands)                                              Six Months Ended June 30,        Three Months Ended June 30,
                                                                     --------------------------       ---------------------------
                                                                        2001             2000             2001             2000
                                                                        -----            -----            -----            ----

 Interest income:
   Loans, including fees                                               $ 4,895          $ 4,158          $ 2,473          $ 2,176
   Investment securities:
     Taxable                                                               713              638              321              316
     Tax-exempt                                                             75               90               37               41
     Nonmarketable equity securities                                        29               21               14               10
   Other interest income                                                   270               45              144               19
                                                                      --------         --------         --------          -------
     Total                                                               5,982            4,952            2,989            2,562
                                                                      --------         --------         --------          -------

 Interest expense:
   Certificates of deposit $100M and over                                  742              507              357              249
   Other deposits                                                        2,319            1,730            1,124              910
   Other interest expense                                                  367              351              235              207
                                                                      --------         --------         --------          -------
     Total                                                               3,428            2,588            1,716            1,366
                                                                      --------         --------         --------          -------

 Net interest income                                                     2,554            2,364            1,273            1,196

 Provision for loan losses                                                 150              126               80               65
                                                                      --------         --------         --------          -------

 Net interest income after                                               2,404            2,238            1,193            1,131
                                                                      --------         --------         --------          -------
    provision for loan losses

 Other operating income:
   Service charges on deposit accounts                                     411              321              212              176
   Credit life insurance commissions                                        76               59               42               26
   Gain on sale of securities                                                6                -                -                -
   Other operating income                                                  109               69               68               43
                                                                      --------         --------         --------          -------
     Total                                                                 602              449              322              245
                                                                      --------         --------         --------          -------

 Other operating expenses:
   Salaries and employee benefits                                        1,386            1,060              712              544
   Net occupancy expense                                                   159              133               74               68
   Furniture and equipment expense                                         273              222              150              138
   Loss on sale of securities                                                -               34                -               34
   Loss on sale of fixed assets                                             29               21               29               21
   Other operating expenses                                                614              501              311              215
                                                                      --------         --------         --------          -------
     Total                                                               2,461            1,971            1,276            1,020
                                                                      --------         --------         --------          -------

 Income before income taxes                                                545              716              239              356

 Income tax provision                                                      189              259               83              133
                                                                      --------         --------         --------          -------

 Net income                                                           $    356         $    457         $    156          $   223
                                                                      ========         ========         ========          =======

 Basic earnings per share                                             $   0.34         $   0.46         $   0.15          $  0.21
 Diluted earnings per share                                           $   0.34         $   0.46         $   0.15          $  0.21


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                  Income for the six months ended June 30, 2001
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
(Dollars in thousands)                  Common Stock            Capital   Retained     Comprehensive
                                      Shares      Amount        Surplus   Earnings        Income         Total
                                     --------     --------   ----------  ---------    --------------     ------
 Balance, December 31, 2000        1,002,770          $ 10      $ 7,878      $ 2,069         $ (176)     $ 9,781

 Net income for the period                                                       356                         356

 Other comprehensive income,                                                                    198          198
   net of tax                                                                                            -------


 Comprehensive Income                                                                                        554

 Payment of fractional shares                                                    (15)                        (15)
                                                                                                         -------

 Issuance of 5% stock dividend        49,405             1         987          (988)                          -
                                  ----------         -----     -------      --------         ------      -------

 Balance, June 30, 2001            1,052,175         $  11     $ 8,865      $  1,422        $    22      $10,320
                                  ==========         =====      ======      ========         ======     ========


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                             --------------------------
 (Dollars in thousands)                                                                         2001            2000
                                                                                                -----           ----

 Cash flows from operating activities:
   Net income                                                                                        $ 356           $ 457
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      193             147
     Provision for possible loan losses                                                                150             126
     Amortization less accretion on investments                                                          -               5
     Amortization of deferred loan costs                                                                65              60
     Loss (gain) on sale of securities available-for-sale                                               (6)             34
     Loss (gain) on sale of premises and equipment                                                      29              21
     (Increase) decrease in interest receivable                                                       (358)           (418)
     Increase (decrease) in interest payable                                                           (32)            (83)
     (Increase) decrease in other assets                                                               (41)            (43)
     Increase (decrease) in other liabilities                                                          (30)           (280)
                                                                                               -----------       ---------
       Net cash provided by operating activities                                                       326              26
                                                                                               -----------       ---------

 Cash flows from investing activities:
   Net increase in loans to customers                                                              (16,950)        (13,630)
   Purchases of securities available-for-sale                                                      (11,837)           (100)
   Maturities of securities available-for-sale                                                       9,640             603
   Proceeds from sales of securities available-for-sale                                              2,006           1,461
   Proceeds from disposal of premises and equipment                                                     20              48
   Purchases of premises and equipment                                                                (277)           (833)
   Purchase of Federal Home Loan Bank stock                                                              -            (230)
                                                                                               -----------       ---------
       Net cash used by investing activities                                                       (17,398)        (12,681)
                                                                                               -----------       ---------

 Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                                                       (268)          7,408
   Advances from Federal Home Loan Bank                                                              5,000           9,600
   Repayments of advances from Federal Home Loan Bank                                                    -          (5,000)
   Cash paid in lieu of fractional shares                                                              (15)              -
                                                                                               -----------       ---------
      Net cash provided by financing activities                                                      4,717          12,008
                                                                                               -----------       ---------

 Net increase (decrease) in cash and cash equivalents                                              (12,355)           (647)

 Cash and cash equivalents, beginning of period                                                     23,404           7,898
                                                                                               -----------       ---------

 Cash and cash equivalents, end of period                                                      $    11,049     $     7,251
                                                                                               ===========       =========
  Cash paid during the period for:
   Income taxes                                                                                $       246     $       445
   Interest                                                                                    $     3,460     $     2,671


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2000 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2001 and 2000 and for the three months ended June 30, 2001 and 2000:


                                                                            Pre-tax    (Expense)     Net-of-tax
(Dollars in thousands)                                                      Amount      Benefit         Amount
                                                                          ----------   ------------  -----------


For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period         $     321      $    (119)      $      202
   Plus: reclassification adjustment for gains (losses) realized in
    net income                                                                (6)             2               (4)
                                                                       ---------      ---------       ----------
   Net unrealized gains (losses) on securities                               315           (117)             198
                                                                       ---------      ---------       ----------
 Other comprehensive income                                            $     315      $    (117)      $      198
                                                                       =========      =========       ==========



                                                                             Pre-tax     (Expense)     Net-of-tax
(Dollars in thousands)                                                        Amount      Benefit        Amount
                                                                           ---------    ------------  -----------
 For the Six Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period         $    (130)     $      47      $       (83)
   Plus: reclassification adjustment for gains (losses) realized in
    net income                                                               (34)            13              (21)
                                                                       ---------      ---------       ----------
   Net unrealized gains (losses) on securities                              (164)            60             (104)
                                                                       ---------      ---------       ----------
 Other comprehensive income                                            $    (164)     $      60      $      (104)
                                                                       =========      =========       ==========

                           HCSB FINANCIAL CORPORATION

                                   (Unaudited)

Note 2 - Comprehensive Income - Continued



                                                                         Pre-tax      (Expense)       Net-of-tax
(Dollars in thousands)                                                   Amount        Benefit          Amount
                                                                       ---------     ---------        --------


 For the Three Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $      (21)    $        8         $      (13)
   Plus: reclassification adjustment for gains (losses) realized in
    net income                                                                 -              -                  -
                                                                        ---------      --------           --------
   Net unrealized gains (losses) on securities                               (21)             8                (13)
                                                                        ---------      --------           --------
 Other comprehensive income                                           $      (21)    $        8         $      (13)
                                                                        =========      ========           ========



                                                                         Pre-tax      (Expense)       Net-of-tax
(Dollars in thousands)                                                   Amount        Benefit          Amount
                                                                       ---------    ----------        ---------

 For the Three Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $      116     $      (44)        $       72
   Plus: reclassification adjustment for gains (losses) realized in
    net income                                                               (34)            13                (21)
                                                                        ---------      --------           --------
   Net unrealized gains (losses) on securities                                82            (31)                51
                                                                        ---------      --------           --------
 Other comprehensive income                                           $       82     $      (31)        $       51
                                                                        =========      ========           ========


                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of June 30, 2001 compared to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

Results of Operations

Net Interest Income

For the six months ended June 30, 2001, net interest income was $2.6 million, an increase of $190,000, or 8.04%, over the same period in 2000. Interest income from loans, including fees, was $4.9 million, an increase of $737,000, or 17.72%, from the six months ended June 30, 2000 to the comparable period in 2001 as demand for loans in the Company's marketplace continued to grow. Also contributing to the overall increase in net interest income was an increase of $225,000 in other interest income. Interest expense at June 30, 2001 was $3,428,000 compared to $2,588,000 for the same period in 2000. The net interest margin realized on earning assets was 3.81% for the six months ended June 30, 2001, as compared to 4.36% for the six months ended June 30, 2000. The interest rate spread was 3.46% for the six months ended June 30, 2001, compared to 4.08% for the six months ended June 30, 2000.

Net interest income increased from $1,196,000 for the quarter ending June 30, 2000 to $1,273,000 for the quarter ending June 30, 2001. This represents an increase of $77,000, or 6.44%. Interest income from loans, including fees, increased to $2,473,000 for the quarter ended June 30, 2001 from $2,176,000 for the quarter ended June 30, 2000. Interest expense increased $350,000, or 25.62%, to $1.7 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2001, the provision charged to expense was $150,000 compared to $126,000 for the six months ended June 30, 2000. For the quarter ended June 30, 2001, the provision charged to expense was $80,000. There was a $65,000 provision charged to expense for the quarter ended June 30, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2001 was $602,000, an increase of $153,000, or 34.08%, from the comparable period in 2000. The increase is primarily a result of an increase in service charges on deposit accounts from $321,000 at June 30, 2000 to $411,000 at June 30, 2001. This
change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2000 were $102,238,000 compared to $123,232,000 at June 30, 2001.

For the quarter ended June 30, 2001, noninterest income increased $77,000, or 31.43%, over the same period in 2000. This increase is primarily due to service charges on deposit accounts, which increased $36,000, or 20.45%, from the quarter ended June 30, 2000 to the quarter ended June 30, 2001.

                           HCSB FINANCIAL CORPORATION

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2001 was $2,461,000 or 24.86%, higher than the six months ended June 30, 2000. The primary reason for the $490,000 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $326,000, or 30.75%, over the same period in 2000. This increase was largely the result of the opening of the Socastee and Homewood branches.

For the quarter ended June 30, 2001, noninterest expense was $1.3 million, an increase of $256,000, or 25.10%, over the same period in 2000. The largest increase between the quarter ended June 30, 2001 and the quarter ended June 30, 2000 was in salaries and benefits, which increased $168,000, or 30.88%, to $712,000.

Income Taxes

The income tax provision for the six months ended June 30, 2001 was $189,000 as compared to $259,000 for the same period in 2000. The effective tax rates were 34.68% and 36.17% at June 30, 2001and 2000, respectively. The effective tax rates were 34.73% and 37.36% for the quarter ended June 30, 2001 and June 30, 2000, respectively.

Net Income

Although net interest income and noninterest income increased slightly during the first six months of 2001 compared to the same period in 2000, the Company also had a significant increase in noninterest expense during these time periods. The primary increase of noninterest expense was salaries and employee benefits, which increased $326,000 from the six months ended June 2000 to the six months ended June 30, 2001. The combination of the above factors resulted in net income for the six months ended June 30, 2001 of $356,000 as compared to $457,000 for the same period in 2000. This represents a decrease of $101,000, or 22.10%, over the same period in 2000. For the quarter ended June 30, 2001, net income was $156,000 as compared to $223,000 for the quarter ended June 30, 2000. This represents a decrease of $67,000, or 30.04%, from the quarter ending June 30, 2000.

Assets and Liabilities

During the first six months of 2001, total assets increased $5,209,000, or 3.62%, when compared to December 31, 2000. The primary reason for the increase in assets was due to an increase in loans of $16,795,000 during the first six months of 2000. It is typical for the Company to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Total deposits decreased $268,000, or 0.22%, from the December 31, 2000 amount of $123,500,000. Within the deposit area, interest-bearing deposits decreased $2,085,000, or 1.81%, and noninterest-bearing deposits increased $1,817,000, or 21.96%, during the first six months of 2001. The decrease in deposits has not allowed the Company to keep pace with the rapid growth in loans. The Company has responded by increasing its borrowings with the Federal Home Loan Bank from $9,600,000 at December 31, 2000 to $14,600,000 at June 30, 2001.

Investment Securities

Investment securities increased from $20,877,000 at December 31, 2000 to $21,389,000 at June 30, 2001. This represents an increase of $512,000, or 2.45%, from December 31, 2000 to June 30, 2001.

                           HCSB FINANCIAL CORPORATION

Loans

Net loans increased $16,735,000, or 18.53%, to $108.1 million for the six month period ended June 30, 2001. Loan demand in general continued to increase in the Company's market areas in the first half of 2001. As expected during this time of year, agricultural loans increased $7,073,000, or 130.33%, from December 31, 2000. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                    June 30,        December 31,
(Dollars in thousands)                               2001               2000
                                                  --------------  --------------

 Real estate - construction and land development    $     7,149      $    5,122
 Real estate - other                                     34,364          32,178
 Agricultural                                            12,500           5,427
 Commercial and industrial                               35,400          30,451
 Consumer                                                17,672          17,482
 Other, net                                               1,039             669
                                                       --------        --------
                                                     $  108,124      $   91,329
                                                       ========        ========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                     June 30,     June 30,
                                                             2001          2000
                                                         ------------  ---------

 Loans:     Nonaccrual loans                            $    215       $     49

            Accruing loans more than 90 days past due   $    442       $    116

 Loans identified by the internal review mechanism:
                 Criticized                             $    682       $    359

                 Classified                             $  1,190       $    851


Activity in the Allowance for Loan Losses is as follows:

                                                      June 30,        June 30,
(Dollars in thousands)                                 2001             2000
                                                    --------------  -----------

 Balance, January 1                                 $    1,019   $        922
 Provision for loan losses for the period                  150            126
 Net loans charged off for the period                      (83)           (25)
                                                    ----------    -----------
 Balance, end of period                             $    1,086   $      1,023

 Gross loans outstanding, end of period             $  108,124   $     89,361
                                                    ==========     ==========

 Allowance for Loan Losses to loans outstanding           1.00%          1.14%

                           HCSB FINANCIAL CORPORATION

Deposits

At June 30, 2001, total deposits decreased by $268,000, or .22%, from December 31, 2000. Expressed in percentages, noninterest-bearing deposits increased 21.96% and interest-bearing deposits decreased 1.81%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                 June 30,        December 31,
(Dollars in thousands)                             2001             2000
                                               -------------     -----------

 Noninterest-bearing demand deposits       $     10,090        $       8,273
 Interest-bearing demand deposits                10,743               10,310
 Savings and money market deposits               20,763               21,994
 Certificates of deposit                         81,636               82,923
                                            -----------         ------------
                                           $    123,232        $     123,500
                                            ===========         ============

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 78.44% at June 30, 2001 and 68.61% at December 31, 2000.

Securities available-for-sale, which totaled $21,389,000 at June 30, 2001, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2001, unused lines of credit totaled $13,281,900.

Capital Resources

Total shareholders' equity increased from $9,781,000 at December 31, 2000 to $10,320,000 at June 30, 2001. The increase of $539,000 is primarily attributable to net income of $356,000. The net unrealized gain on available-for-sale securities for the period of $198,000 also contributed greatly. In addition, we declared a five percent stock dividend in February 2001, which was paid on March 15, 2001. There was a charge of $15,000 to retained earnings for cash paid for fractional shares.

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

                           HCSB FINANCIAL CORPORATION

The following table summarizes the Company's risk-based capital at June 30, 2001:

(Dollars in thousands)
 Shareholders' equity                                               $  10,320
 Less: unrealized gains on available-for-sale securities                  (22)
                                                                    ---------
 Tier 1 capital                                                        10,298

 Plus: allowance for loan losses (1)                                    1,086
                                                                    ---------
 Total capital                                                      $  11,384
                                                                    =========
 Risk-weighted assets                                               $ 116,230
                                                                    =========


 Risk based capital ratios
   Tier 1 capital (to risk-weighted assets)                             8.86%
   Total capital (to risk-weighted assets)                              9.79%
   Tier 1 capital (to total average assets)                             6.82%

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

                           HCSB FINANCIAL CORPORATION


PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2001, the Company held its Annual Meeting of Shareholders for the purpose of electing directors for 2001.

As of April 19, 2001, 1,052,175 shares have been issued and outstanding. Of those outstanding shares 800,326 or 76.06% were present or represented by proxy. The number of shares needed for a quorum was 526,088. The five nominees for director received the number of affirmative votes of shareholders required for such nominees election in accordance with the Bylaws of the Company. Of the 800,326 shares represented, votes for the election of each director were as follows: William H. Caines received 796,119 votes for his election, no abstentions, 31 votes against, and 4,176 withheld or broker nonvotes; James R. Clarkson received 796,150 votes for his election, no abstentions, no votes against, and 4,176 withheld or broker nonvotes; J. Lavelle Coleman received 796,150 votes for his election, no abstentions, no votes against, and 4,176 withheld or broker nonvotes; Boyd R. Ford, Jr. received 796,150 votes for his election, no abstentions, no votes against and 4,176 withheld or broker nonvotes. Randy B. Hardee received 796,150 votes for his election, no abstentions, no votes against and 4,176 withheld or broker nonvotes.

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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




                                    By:      /s/ JAMES R. CLARKSON
                                             -----------------------------------
                                             James R. Clarkson
                                             President




Date: August 8, 2001                By:      /s/ LORETTA B. GERALD
                                             -----------------------------------
                                             Loretta B. Gerald
                                             Assistant Vice President & Cashier
                                             (Principal Accounting Officer)