Form 10QSB
period 2001-09-30
HCSB FINANCIAL CORP
filed 2001-11-13
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-QSB

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     ------             OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


               For the Transition Period from _________to_________

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  South Carolina                        57-1079444
          (State or other jurisdiction of            (I.R.S. Employer
                  incorporation)                   Identification No.)


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

       1,052,175 shares of common stock, $0.01 par value, was issued and outstanding as of October 31, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           HCSB FINANCIAL CORPORATION

                                      INDEX



PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.........................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2001 and 2000 and three months ended September 30, 2001 and 2000............................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2001...................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
           September 30, 2001 and 2000............................................................................6

         Notes to Condensed Consolidated Financial Statements...................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation..............................................9-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................14

         (a) Exhibits............................................................................................14

         (b) Reports on Form 8-K.................................................................................14


                           HCSB FINANCIAL CORPORATION


                      Condensed Consolidated Balance Sheets



(Dollars in thousands)                                                             September 30,      December 31,
                                                                                -------------      ------------
                                                                                      2001              2000
                                                                                      -----             ----
                                                                                   (Unaudited)

Assets
Cash and cash equivalents:
  Cash and due from banks                                                       $           4,426        $           3,534
   Federal funds sold                                                                      12,246                   19,870
                                                                                -----------------        -----------------
                                                                                           16,672                   23,404
                                                                                -----------------        -----------------

 Securities available-for-sale                                                             19,762                   20,877
 Nonmarketable equity securities                                                              790                      790
                                                                                -----------------        -----------------
                                                                                           20,552                   21,667
                                                                                -----------------        -----------------

 Loans receivable                                                                         110,922                   91,329
    Less unearned income                                                                       (2)                     (10)
    Less allowance for loan losses                                                         (1,061)                  (1,019)
                                                                                -----------------        -----------------
     Loans, net                                                                           109,859                   90,300
                                                                                -----------------        -----------------

 Premises and equipment, net                                                                5,459                    5,502
 Accrued interest receivable                                                                1,684                    1,415
 Other assets                                                                               1,397                    1,430
                                                                                -----------------        -----------------

     Total assets                                                                $        155,623        $         143,718
                                                                                =================        =================

 Liabilities and Shareholders' Equity
 Liabilities
 Deposits:
   Noninterest-bearing demand deposits                                           $         13,200        $           8,273
   Interest-bearing demand deposits                                                        10,896                   10,310
   Money market                                                                            18,848                   19,841
   Savings                                                                                  2,918                    2,153
   Time deposits                                                                           83,614                   82,923
                                                                                -----------------        -----------------
                                                                                          129,476                  123,500
                                                                                -----------------        -----------------

 Advances from the Federal Home Loan Bank                                                  14,600                    9,600
 Accrued interest payable                                                                     253                      310
 Other liabilities                                                                            614                      527
                                                                                -----------------        -----------------
     Total liabilities                                                                    144,943                  133,937
                                                                                -----------------        -----------------

 Shareholders' Equity
 Common stock, $.01 par value, 10,000,000 shares authorized,
  1,052,175 shares issued and outstanding                                                      11                       10
 Capital surplus                                                                            8,833                    7,878
 Retained earnings                                                                          1,725                    2,069
 Accumulated other comprehensive income (loss)                                                111                     (176)
                                                                                -----------------        -----------------
     Total shareholders' equity                                                            10,680                    9,781
                                                                                -----------------        -----------------

     Total liabilities and shareholders' equity                                  $        155,623        $         143,718
                                                                                =================        =================


                  See notes to condensed financial statements.

                           HCSB FINANCIAL CORPORATION


                   Condensed Consolidated Statements of Income
                                   (Unaudited)


 (Dollars in thousands)                                              Nine Months Ended                 Three Months Ended
                                                                     -----------------                 ------------------
                                                                      September 30,                     September 30,
                                                                      --------------                    -------------
                                                                   2001             2000             2001             2000
                                                                   ----             ----             ----             ----

 Interest income:
   Loans, including fees                                              $ 7,467          $ 6,444          $ 2,572          $ 2,286
   Investment securities:
     Taxable                                                              983              948              270              310
     Tax-exempt                                                           114              127               39               37
   Nonmarketable equity securities                                         41               34               12               13
   Other interest income                                                  332              171               62              126
                                                                    ---------         --------        ---------        ---------
     Total                                                              8,937            7,724            2,955            2,772
                                                                    ---------         --------        ---------        ---------

 Interest expense:
   Certificates of deposit $100M and over                                 946              751              204              244
   Other deposits                                                       3,396            2,860            1,077            1,130
   Other interest expense                                                 580              557              213              206
                                                                    ---------         --------        ---------        ---------
     Total                                                              4,922            4,168            1,494            1,580
                                                                    ---------         --------        ---------        ---------

 Net interest income                                                    4,015            3,556            1,461            1,192
 Provision for loan losses                                                238              196               88               70
                                                                    ---------         --------        ---------        ---------

 Net interest income after provision                                    3,777            3,360            1,373            1,122
                                                                    ---------         --------        ---------        ---------
  for loan losses

 Other operating income:
   Service charges on deposit accounts                                    645              507              234              186
   Credit life insurance commissions                                      121               97               45               38
   Gain on sale of securities available for sale                            6                -                -                -
   Other operating income                                                 211              102              102               33
                                                                    ---------         --------        ---------        ---------
     Total                                                                983              706              381              257
                                                                    ---------         --------        ---------        ---------

 Other operating expenses:
   Salaries and employee benefits                                       2,144            1,655              758              595
   Net occupancy expense                                                  242              200               83               67
   Furniture and equipment expense                                        417              324              144              102
   Loss on sale of securities                                               -               32                -                -
   Loss on sale of fixed assets                                            29               21                -                -
   Other operating expenses                                               920              765              306              262
                                                                    ---------         --------        ---------        ---------
     Total                                                              3,752            2,997            1,291            1,026
                                                                    ---------         --------        ---------        ---------

 Income before income taxes                                             1,008            1,069              463              353
 Income tax provision                                                     350              371              161              112
                                                                    ---------         --------        ---------        ---------

 Net income                                                         $     658         $    698        $     302        $     241
                                                                    =========         ========        =========        =========

 Basic earnings per share                                           $    0.63         $   0.70        $    0.29        $    0.24
 Diluted earnings per share                                         $    0.63         $   0.70        $    0.29        $    0.24


                  See notes to condensed financial statements.

                           HCSB FINANCIAL CORPORATION


          Condensed Consolidated Statement of Shareholders' Equity and
                              Comprehensive Income
                  for the nine months ended September 30, 2001
                                   (Unaudited)
                                                                                    Accumulated
                                                                                      Other
(Dollars in thousands)              Common Stock           Capital      Retained  Comprehensive
                                 Shares     Amount         Surplus      Earnings        Income       Total
                                 ------     ------         -------      --------  ---------------  ---------

 Balance,                        1,002,770      $ 10      $ 7,878       $ 2,069         $ (176)     $ 9,781
  December 31, 2000

 Net income for the period                                                  658                         658

 Other comprehensive                                                                       287          287
                                                                                                    -------
 income, net of tax

 Comprehensive Income                                                                                   945
                                                                                                    -------

 Payment of fractional shares                                               (15)                        (15)

 Issuance of 5% stock dividend      49,405         1          987          (987)                          1

 Stock issuance costs                                         (32)                                      (32)
                                 ---------     -----                    -------         ------    ---------

 Balance,                        1,052,175     $  11      $ 8,833       $ 1,704          $ 111    $  10,680
                                 =========     =====      =======       =======         ======    =========
  September 30, 2001

                  See notes to condensed financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)                                                   Nine Months Ended
                                                                          -----------------
                                                                           September 30,
                                                                        2001           2000
                                                                        -----          ----

 Cash flows from operating activities:
   Net income                                                               $ 658           $ 698
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             292             232
     Provision for possible loan losses                                       238             196
     Amortization less accretion on investments                                 -               5
     Amortization of deferred loan costs                                      101              90
     Loss (gain) on sale of securities available-for-sale                      (6)             32
     Loss (gain) on sale of premises and equipment                             29              21
     (Increase) decrease in interest receivable                              (269)           (620)
     Increase (decrease) in interest payable                                  (57)            (54)
     (Increase) decrease in other assets                                      (85)           (420)
     Increase (decrease) in other liabilities                                  88              66
                                                                          -------          ------
       Net cash provided by operating activities                              989             246
                                                                          -------          ------

 Cash flows from investing activities:
   Net increase in loans to customers                                     (19,949)        (15,669)
   Purchases of securities available-for-sale                             (13,954)           (100)
   Maturities of securities available-for-sale                             13,525           1,011
   Proceeds for sales of securities available-for-sale                      2,006           1,463
   Proceeds from disposal of premises and equipment                            20              82
   Purchases of premises and equipment                                       (298)         (1,072)
   Purchase of Federal Home Loan Bank stock                                    -             (230)
                                                                          -------          ------
       Net cash used by investing activities                              (18,650)        (14,515)
                                                                          -------          ------

 Cash flows from financing activities:
   Net increase in deposits accounts                                        5,976          20,605
   Advances from Federal Home Loan Bank                                     5,000           4,600
   Cash paid in lieu of fractional shares                                     (15)              -
   Stock issuance costs                                                       (32)              -
                                                                          -------          ------
      Net cash provided by financing activities                            10,929          25,205
                                                                          -------          ------

 Net increase (decrease) in cash and cash equivalents                      (6,732)         10,936

 Cash and cash equivalents, beginning of period                            23,404           7,898
                                                                          -------          ------

 Cash and cash equivalents, end of period                               $  16,672        $ 18,834
                                                                          =======         =======

  Cash paid during the period for:
   Income taxes                                                         $     356        $    579
   Interest                                                             $   4,979        $  4,222


                  See notes to condensed financial statements.

                           HCSB FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2000 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2001 and 2000 and for the three months ended September 30, 2001 and 2000:

(Dollars in thousands)
                                                                      Pre-tax     (Expense)      Net-of-tax
                                                                       Amount      Benefit        Amount
                                                                      -------      -------       ---------
For the Nine Months Ended  September 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period          $ 462         $ (171)        $ 291
   Plus: reclassification adjustment for (gains) losses                   (6)             2            (4)
    realized in net income                                             -----         ------         -----
   Net unrealized gains (losses) on securities                           456           (169)          287
                                                                       -----         ------         -----

 Other comprehensive income                                            $ 456         $ (169)        $ 287
                                                                       =====         ======         =====



(Dollars in thousands)
                                                                      Pre-tax     (Expense)      Net-of-tax
                                                                       Amount      Benefit        Amount
                                                                      -------      -------       ----------

For the Nine Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period           $ 165          $ (61)        $ 104
   Plus: reclassification adjustment for (gains) losses                      -              -             -
     realized in net income                                             ------          -----         -----
   Net unrealized gains (losses) on securities                             165            (61)          104
                                                                        ------          -----         -----

 Other comprehensive income                                             $  165          $ (61)        $ 104
                                                                        ======          =====         =====

                           HCSB FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income - continued

(Dollars in thousands)
                                                                      Pre-tax     (Expense)      Net-of-tax
                                                                       Amount      Benefit        Amount
                                                                      -------      -------       ----------
(Dollars in thousands)
For the Three Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $ 141          $ (52)         $   89
   Plus: reclassification adjustment for (gains) losses                  -               -               -
     realized in net income                                           -----          -----          ------
   Net unrealized gains (losses) on securities                          141            (52)             89
                                                                      -----          -----          ------

 Other comprehensive income                                          $  141          $ (52)         $   89
                                                                      =====          =====          ======




(Dollars in thousands)
                                                                      Pre-tax     (Expense)      Net-of-tax
                                                                       Amount      Benefit        Amount
                                                                      -------      -------       ----------
(Dollars in thousands)
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $ 295         $  (108)          $ 187
   Plus: reclassification adjustment for (gains) losses                  32             (11)             21
     realized in net income                                            ----           -----          ------
   Net unrealized gains (losses) on securities                          327            (119)            208
                                                                       ----           -----          ------

 Other comprehensive income                                          $  327          $ (119)        $   208
                                                                       ====          ======          ======


Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2001 compared to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2001, net interest income was $4,015,000, an increase of $459,000, or 12.91%, over the same period in 2000. Interest income from loans, including fees, was $7,467,000, an increase of $1,023,000, or 15.88%, from the nine months ended September 30, 2000 to the comparable period in 2001 as demand for loans in the Company's marketplace continued to grow. Also contributing to the overall increase in net interest income was an increase of $161,000 in other interest income. This relates primarily to interest earned on federal funds sold. This increase is due to an increase in the volume of federal funds during 2001 as compared to 2000. Interest expense at September 30, 2001 was $4,922,000 compared to $4,168,000 for the same period in 2000. The increase in interest-bearing deposits between the two periods of $10,272,000 resulted in increased interest expense. The net interest margin realized on earning assets was 3.93% for the nine months ended September 30, 2001, as compared to 4.18% for the nine months ended September 30, 2000. The interest rate spread was 3.59% for the nine months ended September 30, 2001, compared to 3.77% for the nine months ended September 30, 2000.

Net interest income increased from $1,192,000 for the quarter ending September 30, 2000 to $1,461,000 for the quarter ending September 30, 2001. This represents an increase of $269,000, or 22.57%. Interest income from loans, including fees, increased to $2,572,000 for the quarter ended September 30, 2001 from $2,286,000 for the quarter ended September 30, 2000. Interest expense decreased $86,000, or 5.44%, to $1,494,000 for the three months ended September 30, 2001 compared to $1,580,000 for the three months ended September 30, 2000. The decrease in interest expense was due to the overall decline in the interest rate environment. The net interest margin realized on earning assets was 3.80% and 4.19% for the quarters ended September 30, 2000 and 2001, respectively. The net interest rate spread increased from 3.25% for the quarter ended September 30, 2000 to 3.94% for the quarter ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2001, the provision charged to expense was $238,000 compared to $196,000 for the nine months ended September 30, 2000. The increase in the provision was a result of management's efforts to match the growth in the loan portfolio. For the quarter ended September 30, 2001, the provision charged to expense was $88,000. There was a $70,000 provision charged to expense for the quarter ended September 30, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that

                           HCSB FINANCIAL CORPORATION

substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Noninterest Income

Noninterest income during the nine months ended September 30, 2001 was $983,000, an increase of $277,000, or 39.24%, from the comparable period in 2000. The increase is primarily the result of an increase in service charges on deposit accounts from $507,000 for the nine months ended September 30, 2000 to $645,000 for the nine months ended September 30, 2001. Interest bearing deposits at September 30, 2000 were $106,002,000 compared to $116,276,000 at September 30, 2001. Other operating income also increased $109,000 or 106.86% to $211,000 for the nine months ended September 30, 2001. Of this total, $76,000 was attributable to commissions from brokerage services that the Bank began offering in January 2001.

For the quarter ended September 30, 2001, noninterest income increased $124,000, or 48.25%, over the same period in 2000. This increase is primarily due to other operating income, which increased $69,000, or 209.09%, from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Of this total, $55,514 is attributable to commissions from brokerage services. Service charges on deposit accounts increased from $186,000 for the quarter ended September 30, 2000 to $234,000 for the quarter ended September 30, 2001.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2001 was $3,752,000 or 25.19%, higher than the nine months ended September 30, 2000. The primary reason for this increase was the $489,000 increase in salaries and employee benefits over the two periods. This increase was largely the result of the opening of the Socastee and Homewood branches. In addition, other operating expenses increased $155,000, or 20.26%, between the nine months ending September 30, 2000 and September 30, 2001. Noninterest expenses also included a loss on sale of fixed assets totaling $29,000 in the nine months ended September 30, 2001 that did not exist in 2000.

For the quarter ended September 30, 2001, noninterest expense increased $265,000, or 25.83%, over the same period in 2000. The largest increase between the quarter ended September 30, 2001 and the quarter ended September 30, 2000 was in salaries and benefits, which increased $163,000, or 27.40%. Other less significant increases also occurred in net occupancy, furniture and equipment and other operating expenses between 2000 and 2001. These increases were partially attributable to the new branches opened during the year.

Income Taxes

The income tax provision for the nine months ended September 30, 2001 was $350,000 as compared to $371,000 for the same period in 2000. The effective tax rates were 34.72% and 34.71% for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rates were 34.77% and 31.73% for the quarter ended September 30, 2001 and September 30, 2000, respectively.

Net Income

Although net interest income increased significantly during the first nine months of 2001 when compared to the same period in 2000, the Company also had an increase in noninterest expense during these time periods. The primary factor contributing to the increase of noninterest expense was salaries and employee benefits, which increased $489,000 from the nine months ended September 2000 to the nine months ended September 30, 2001. The combination of the above factors resulted in net income for the nine months ended September 30, 2001 of $658,000 as compared to $698,000 for the same period in 2000. This represents a decrease of $40,000, or 5.73%, over the same period in 2000. For the quarter ended September 30, 2001, net income was $302,000 as compared to $241,000 for the quarter ended September 30, 2000. This represents an increase of $61,000, or 25.31%, from the quarter ending September 30, 2000.

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Assets and Liabilities

During the first nine months of 2001, total assets increased $11,905,000, or 8.28%, when compared to December 31, 2000. The primary reason for the increase in assets was due to an increase in loans of $19,593,000 during the first nine months of 2001. Total deposits increased $5,976,000, or 4.84%, from the December 31, 2000 amount of $123,500,000. Within the deposit area, interest-bearing deposits increased $1,049,000, or .91%, and noninterest-bearing deposits increased $4,927,000, or 59.56%, during the first nine months of 2001. The increase in deposits has allowed the Company to keep pace with the rapid growth in loans. In addition, the Company has increased its borrowings with the Federal Home Loan Bank from $9,600,000 at December 31, 2000 to $14,600,000 at September 30, 2001.

Investment Securities

Investment securities decreased from $21,667,000 at December 31, 2000 to $20,552,000 at September 30, 2001. This represents a decrease of $1,115,000 or 5.15%, from December 31, 2000 to September 30, 2001 and was in securities available-for-sale. The main reason for the reduction in investment securities was calls of securities. Proceeds have been invested in higher yielding loans. The Company also had nonmarketable equity securities which totaled $790,000 at December 31, 2000 and September 30, 2001.

Loans

Net loans increased $19,559,000, or 21.66%, during the nine month period ended September 30, 2001. Loan demand in general continued to increase in the Company's market areas in the first nine months of 2001. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:
(Dollars in thousands)                             September 30,  December 31,
                                                    -------------  ------------
                                                        2001           2000
                                                        ----           ----

 Real estate - construction and land development    $    6,399        $ 5,122
 Real estate - other                                    39,567         32,178
 Agricultural                                            7,570          5,427
 Commercial and industrial                              37,152         30,451
 Consumer                                               19,037         17,482
 Other, net                                              1,197            669
                                                    ----------       --------
                                                    $  110,922       $ 91,329
                                                    ==========       ========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                         September 30,
                                                              --------------
                                                              2001       2000
                                                              -----      ----

 Loans:     Nonaccrual loans                                 $   151      $ 145
                 Accruing loans more than 90 days past due   $   118      $ 120

 Loans identified by the internal review mechanism:

                 Criticized                                  $ 1,093      $ 806
                 Classified                                  $ 1,106      $ 705

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                    September 30,
                                                          --------------
                                                       2001           2000
                                                       -----          ----

 Balance, January 1                                  $  1,019           $ 922
 Provision for loan losses for the period                 238             196
 Net loans charged off for the period                    (196)           (104)
                                                      -------           -----

 Balance, end of period                              $   1,061         $ 1,014
                                                       =======          ======

 Gross loans outstanding, end of period              $ 110,922         $91,284

 Allowance for Loan Losses to loans outstanding           0.96%           1.11%

Deposits

At September 30, 2001, total deposits increased by $5,976,000, or 4.84%, from December 31, 2000. The largest increase was in noninterest bearing demand deposits, which increased $4,927,000 to $13,200,000 at September 30, 2001. Expressed in percentages, noninterest-bearing deposits increased 59.56% and interest-bearing deposits increased .91%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)                            September 30,    December 31,
                                                  -------------    ------------
                                                     2001             2000
                                                     ----             ----
 Noninterest-bearing demand deposits              $   13,200       $    8,273
 Interest-bearing demand deposits                     10,896           10,310
 Savings and money market deposits                    21,766           21,994
 Certificates of deposit                              83,614           82,923
                                                  ----------       ----------
                                                  $  129,476       $  123,500
                                                  ==========       ==========


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2001:

(Dollars in thousands)
                                     Quarterly
     Date of Advance       Rate       Payment        Maturity Date     Balance
---------------------- ----------- ----------- -------------------    --------
  February 25, 2000        5.92%    $ 75             March 1, 2010   $   5,000
  May 18, 2000             6.49%      75             May 24, 2010        4,600
  March 19, 2001           5.05%      63             March 22, 2011      5,000
                                     ---                             ---------
                                      212                            $  14,600
                                     ====                             ========

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties and our investment in Federal Home Loan Bank stock which is included in nonmarketable equity securities.

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 76.99% at September 30, 2001 and 68.61% at December 31, 2000.

Securities available-for-sale, which totaled $19,762,000 at September 30, 2001, serves as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2001, unused lines of credit totaled $13,246,000.

Capital Resources

Total shareholders' equity increased from $9,781,000 at December 31, 2000 to $10,680,000 at September 30, 2001. The increase of $899,000 is primarily attributable to net income of $658,000. In addition, a positive charge of $287,000 to the change in fair value of available-for-sale securities for the period. In addition, the Company declared a five percent stock dividend in February 2001, which was paid on March 15, 2001. There was a charge of $15,000 to retained earnings for cash paid for fractional shares.

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

The following table summarizes the Company's risk-based capital at September 30, 2001:

 (Dollars in thousands)
 Shareholders' equity                                     $   10,680
 Less: unrealized gains on available-for-sale securities        (111)
                                                          ----------
 Tier 1 capital
                                                              10,569

 Plus: allowance for loan losses (1)
                                                               1,061
 Total capital                                            $   11,630
                                                          ==========

 Risk-weighted assets                                     $  119,980
                                                          ==========

 Risk based capital ratios
   Tier 1 capital (to risk-weighted assets)                     8.81%
   Total capital (to risk-weighted assets)                      9.69%
   Tier 1 capital (to total average assets)                     7.06%

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

PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

3.1.* Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999

3.2.* Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999.)

10.1* Selling Agent Placement Agreement dated September 5, 2001 by and between UVEST Investment Services, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-2 (Commission File No. 333-69492) filed September 17, 2001).


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Items 1, 2, 3, 4,and 5 are not applicable.


                                  EXHIBIT INDEX
                                 --------------

Exhibit                             Description
-------                             ------------


3.1.* Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999

3.2.* Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999.)

10.1* Selling Agent Placement Agreement dated September 5, 2001 by and between UVEST Investment Services, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-2 (Commission File No. 333-69492) filed September 17, 2001).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        By:  /s/ JAMES R. CLARKSON
                                             ---------------------------
                                             James R. Clarkson
                                             President




Date: November 6, 2001                  By:  /s/ LORETTA B. GERALD
                                             ---------------------------
                                             Loretta B. Gerald
                                             Vice President & Cashier
                                             (Principal Accounting Officer)