Form 10KSB
period 2001-12-31
HCSB FINANCIAL CORP
filed 2002-03-27
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 2001

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION*
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         South Carolina                                       57-1079444
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer Identification No.)


5201 Broad Street, Loris, South Carolina                            29569
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

            Registrant's telephone number, including area code 843/756-6333
                                                               ------------

           Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act: None

                     Common Stock, par value $0.01 per share
 ------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X ___ No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of the Common Stock held by non-affiliates of the registrant as of March 18, 2002 was $18,496,478. The market value calculation assumes that all shares beneficially owned by members of the board of directors of the Registrant are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 18, 2002, there were 1,002,770 shares of Common Stock.

Transitional Small Business Disclosure Format.  (Check one):  Yes       No   X
                                                                  --         --

                       DOCUMENTS INCORPORATED BY REFERENCE

Company's Proxy Statement for the 2002 Annual Shareholders Meeting - Part III
                         2001 Annual Report - Part II.

*The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

                                     PART I
Item 1.    Description of Business

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

        o the cost of defending and the risk of loss in connection with litigation involving customers of and activities in our trust department;

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

In addition to the other risks identified in this Form 10-KSB and our other SEC filings from time to time, we face the following risks:

Opening a new branch or establishing a new bank may not result in increased assets or revenues for us.

         We will use the proceeds of the offering to enhance our capital position and to support our proposed growth and expansion, including the establishment of two additional branch offices in South Carolina and a new bank in North Carolina within the next 18 to 24 months. There is a risk that we will not actually experience any further asset growth, open any additional branch offices, or establish a new bank; there is also a risk that we will not experience any favorable results if such growth or branch expansion occurs or if we establish a new bank. We would expect this bank to lose money for at least the first one to three years of its existence. Our status as a South Carolina corporation may hinder our development of relationships with North Carolina customers who are seeking a community bank. Because of the significance of our proposed growth and branch expansion, our historical results of operations are not necessarily indicative of our future operations. The likelihood of our continued success must be considered in light of the problems, expenses, complications, and delays frequently encountered in connection with the establishment of new branches and new banks and the competitive environment in which the new branches and new banks will operate.

We cannot open a new bank or branch for business until we receive regulatory approvals, and any delay in opening the bank or branch will cause our expenses to increase.

         We cannot begin to operate a new bank or branch until we receive all required regulatory approvals. We filed an application to establish a branch at Windy Hill Beach, South Carolina on February 15, 2002. The State Board of Financial Institutions approved our application on March 7t,, 2002 and we expect to receive FDIC approval in April 2002. We expect to file an application to establish a branch in Myrtle Beach and anticipate regulatory approval during the second quarter of 2002, although it may take longer. We have not yet filed an application to form a new bank in North Carolina, but expect to do so provided that we raise at least $9.0 million in this offering. We cannot file this application until we have at least $3.0 million of available capital, which is one-half of the capital we believe to be sufficient to open the bank. Thus, under our current plans, we would have to raise at least $6.5 million in this offering before we would file the application. We expect to receive permission to operate a North Carolina bank within three months of filing our application. If the opening of the bank or branch is delayed, the expenses associated with opening that bank or branch will increase and will not be offset by any additional operating revenue that would be associated with an operational bank or branch.

We cannot form a North Carolina bank until we identify and form an organizing group and identify an executive to lead the bank.

         Although we are in discussions with prominent members of communities in Columbus and Brunswick counties, we have not yet identified members of the organizing group for the North Carolina bank that we intend to form. We also have not yet identified or hired an executive to lead the bank we intend to form. If we fail to assemble an organizing group and hire a suitable executive to lead the bank, we will not be able to form the bank.

The loss of or failure to hire additional key personnel could hurt our business.

         Our growth and development to date have been largely the result of the contributions of certain of our senior executive officers, including James R. Clarkson, our president and chief executive officer, Glenn R. Bullard, our executive vice president, and Loretta B. Gerald, our vice president, cashier, and internal auditor. If we lose the services of Mr. Clarkson, Mr. Bullard, or Ms. Gerald, our business and development could be materially and adversely affected. There is a risk we may not find suitable replacements for any of these officers. In addition, our continued growth will require that we attract and retain additional personnel with a variety of skills and experience. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and experience required to carry out our strategy.

Our common stock may not be worth as much as $22.00 per share.

         The factors that we used to determine the offering price are not necessarily related to the market value of our common stock. The most significant factor in our determination of the offering price was the price at which our stock traded from January 1, 2001 through December 8, 2001 in those privately negotiated trades of which we are aware. We are aware of only 18 trades involving our common stock during that period. There is a risk that the prices for these trades do not reflect the value of our common stock. Other factors that we considered were our stock's historical lack of volatility, our capital needs, the ratio of the offering price to our book value, and our offering price to earnings ratio. We estimate that the ratio of the offering price to our book value per share was approximately 2.13 at December 31, 2001 and that the ratio of our offering price to our earnings per share was between
22.4 and 23.7 at December 31, 2001. We did not consider these factors separately, but considered all of these factors together as a whole. There is a risk that none of the factors that we considered may be relevant to, much less determinative of, the present or future market value of our common stock. Therefore, there is a risk that the market value of our common stock may be less than $22.00 per share.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

         We encounter strong competition from existing banks and other types of financial institutions operating in Horry County and elsewhere. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. Most are larger than we are and have greater financial and personnel resources than we have. Some are large national and regional banks, like BB&T, Bank of America, First Union, Wachovia, Carolina First, and NBSC. These institutions have an advantage in obtaining the latest developments in technology, and they offer services, such as extensive and established branch networks, trust services, and internet banking, that we do not provide. Due to this competition, we may have to pay higher rates of interest to attract deposits. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank.

An economic downturn, especially one affecting Horry County, South Carolina, could reduce our customer base, our level of deposits, and the demand for our financial products such as loans.

          An economic downturn would likely a deterioration in the quality of our loan portfolio and may reduce the level of deposits in the bank. This would hurt our business. Interest received on loans represented approximately 83% of our interest income for the year ended December 31, 2000. If an economic downturn occurs in the economy as a whole, or in our service area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. It appears to us that the terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. This slowdown seems to have especially affected the tourism and recreation sectors of the economy, which have particular significance to the economy of Horry County. We intend to closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Recent legislation will change the way financial institutions conduct their business, and we cannot predict the effect it will have upon us.

          The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repeals restrictions on banks affiliating with securities firms. It also permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the competition we face from larger banks and other companies, especially as we seek to expand our current service area by opening new branches and establishing a state-chartered bank in North Carolina. It is not possible to predict the full effect that the Act will have on us. In addition, we expect other changes to be proposed to laws affecting the banking industry from time to time, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.

Our stock is not traded on an established exchange.

          Prior to this offering, there has been no established or other active or liquid market for our common stock. We do not expect an active trading market for our common stock to develop for several years, if at all. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Because of the relatively small size of both this offering and our shareholder base, we do not expect to have enough shareholders or outstanding shares to support an active trading market. Accordingly, investors should consider the potential lack of liquidity of an investment in our common stock and be prepared to hold our stock for an indefinite period of time.

Our stock price may fluctuate and be volatile.

          The prices at which our stock has traded may not be indicative of future market prices. As a result, the trading price of our common stock could fluctuate significantly, especially in light of the illiquid market for our common stock. Volatility in our stock price could also result from the following factors, among others:


         o    variations in quarterly operating results;
         o announcements of technological innovations or new services or products by us or our competitors;
         o    a large number of shares being bought or sold;
         o    changes in financial estimates by securities analysts;
         o the operating and stock price performance of other companies in our industry; and
         o    general stock market or economic conditions.

          The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. We cannot guarantee that investors will be able to sell their shares at or above our offering price or at all.


General Overview

         HCSB Financial Corporation was incorporated as a South Carolina corporation on June 10, 1999 to serve as the holding company for Horry County State Bank. The bank commenced operations on January 4, 1988. The bank is a state-chartered commercial bank operating from eight offices located in Horry County and servicing Horry County in South Carolina and Columbus County in North Carolina. We have added five of our eight offices after 1996. As a result of this expansion, we have grown from approximately $49.4 million in total assets, $35.6 million in loans, $42.9 million in deposits, and $5.5 million in shareholders' equity at December 31, 1996, to approximately $155.6 million in total assets, $110.9 million in loans, $129.5 million in deposits, and $10.7 million in shareholders' equity at September 30, 2001. We offer a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs.

Operating and Growth Strategy

         Our goal is to be the leading community bank in our market area. We intend to achieve this goal chiefly by providing personalized service to our customers. Other strategies that we will use to support our goal are hiring, developing, and retaining high caliber and motivated employees, focusing each of our branches on the unique needs and cultures of the community in which it is located, maintaining high asset quality, increasing asset size through internal growth and branch expansion, and offering our customers a breadth of products competitive with those offered by much larger institutions. These goals are intended to build long-term shareholder value.

         o Personalized Service. We view banking as a service industry in which personal relationships can provide a competitive advantage. This paradigm is captured in our marketing tagline "It's the little things that make a little bank . . . BIG!" We strive to be "BIG" (important) to our customers by doing "little" things like identifying our customers' needs and promoting products to satisfy them, knowing our customers by name, and providing our products with superior levels of quality and service. We seek customers who prefer to conduct business with a locally owned and managed bank that demonstrates an active interest in their business and personal financial affairs. We believe that by consistently providing high levels of service to customers who value that service, we develop and strengthen relationships that provide a competitive advantage.

         o Motivated Employees. We believe that the key to our success lies with our employees, because it is through our employees that we are able to provide our customers with the high level of service and attention that they expect and deserve. To this end, we hire people who are familiar with their community and are committed to providing a superior level of banking service to our customers. By selecting only knowledgeable and committed employees, we believe we can provide an unsurpassed level of customer service and satisfaction. We strive to develop, sustain the motivation of, and retain our employees through training, personal attention, recognition, and competitive compensation. We encourage and equip each employee to focus on the individual needs of our customers and to deliver the specific products and services that will best help these customers achieve their financial goals.

         o Community Focus. We approach banking with a community focus, particularly at the branch level. We operate each branch as an independent business unit and encourage our branch managers to promote those products that best meet the need of their customer base. This strategy enables our branches to serve diverse populations and economies effectively. We support our branches by supporting the economic development of our communities and by encouraging our employees to be active in community affairs. We have located our existing offices, and plan to locate proposed offices, in communities in which we believe we can develop strong relationships. We favor growth areas and areas in which there are opportunities to differentiate ourselves by providing customers with superior service.

         o High Asset Quality. We place a great deal of emphasis on maintaining high asset quality and believe that the outstanding asset quality experienced to date is principally due to the closeness of our lenders, senior officers, and directors to our customers and their significant knowledge of the communities in which they reside. Since December 31, 1996 through September 30, 2001, we have had an average net charge- off ratio of 0.20%. We intend to continue to emphasize high asset quality.

         o Internal Growth, Branch Expansion. We have grown significantly since December 31, 1996. We intend to use the proceeds of this offering to support our continued growth, including funding additional loans, the opening two additional branch offices in our South Carolina service area, establishing a new bank in our North Carolina service area, or some combination thereof during the next 18 to 24 months. Although growth through branch expansion is generally less expensive than growth by opening a new bank, North Carolina and federal law prohibits us from establishing branches in North Carolina without first establishing or acquiring a bank in North Carolina. Therefore, in order to grow by enhancing our presence in North Carolina, we will need to acquire an existing North Carolina bank or to open a new bank. Because we have found no suitable acquisition candidates and because we believe we can provide better service to our North Carolina customers through a new bank, we currently intend to expand into North Carolina by forming rather than acquiring a North Carolina bank. Following the offering, we will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

         o Broad Range of Products and Services. We strive to provide our customers with the breadth of products and services comparable to a regional bank, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, accounts receivable financing, and investment products and brokerage services through a third party arrangement.

Marketing Strategy

         Most of the banks in Horry County in South Carolina and Brunswick and Columbus counties in North Carolina are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and Horry County in South Carolina and Brunswick and Columbus counties in North Carolina, we believe that there is a void in the community banking market in Brunswick and Columbus counties in North Carolina which we can successfully fill by forming a new bank. We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast. We intend to continue to expand our branch network to take advantage of opportunities caused by this growth. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and on individuals.

Banking Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our market area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, agricultural and consumer loans, to individuals and small to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below.

          Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 35.68% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

         Commercial Loans. Approximately 33.49% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

         Consumer Loans. Consumer loans make up approximately 18.24% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

         Agricultural Loans. Approximately 6.82% of our loan portfolio consists of agricultural loans. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

         Construction and Development Loans. The remaining 5.77% of our loan portfolio is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

         Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

     o Character - we evaluate whether the borrower has sound character and integrity by examining the borrower's history.
     o Capital - we evaluate the borrower's overall financial strength, as well as the equity investment in the asset being financed.
     o Collateral - we evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
     o   Capacity - we evaluate the borrower's ability to service the debt.
     o Conditions - we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

         It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 80%. For example, we obtain a security interest in real estate for loans secured by real estate, including construction and development loans, and other commercial loans. For commercial loans, we typically obtain security interests in equipment and other company assets. For agricultural loans, we typically obtain a security interest in growing crops, farm equipment, or real estate. For consumer loans used to purchase vehicles, we obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we typically obtain other available collateral such as stocks or savings accounts.

          Every loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While this risk is common to all loan types, each type of loan may carry risks that distinguish it from other loan types. The following paragraphs discuss certain risks that are associated with each of our loan types.

         Each real estate loans is sensitive to fluctuations in the value of the real estate that secures that loan. Certain types of real estate loans have specific risk characteristics that vary according to the type of collateral that secures the loan, the terms of the loan, and the repayment sources for the loan. Commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.

         Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in economic conditions in the location or industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower's employment status as the sole source of repayment. Agricultural loans carry the risk of crop failure, which adversely impacts both the borrower's ability to repay the loan and the value of the collateral.

         By following defined underwriting criteria as noted above, we can help to reduce these risks. Additionally we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We also control risks by reducing concentration of our loan portfolio in any one type of loan.

         Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors' loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by a three-fourth's vote of the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. Aggregate credit in excess of 10% of the bank's aggregate capital, surplus, retained earnings, and reserve for loan losses must be approved by a three-fourth's vote of our bank's board of directors.

         Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit. These limits increase or decrease as our capital increases or decreases. Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking and Related Services

         Other bank services which are in place or planned include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. One of our non-executive officers is a registered representative of UVEST and effects transactions in securities and other non-deposit investment products. We also offer MasterCard and VISA credit card services through a correspondent bank as an agent for the bank. We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Location and Service Area

         We engage in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, farmers, and individuals. Our primary service area presently encompasses the northern portion of Horry County, South Carolina, the Conway area and the Socastee area of Myrtle Beach, South Carolina as well as the southern portion of Columbus County, North Carolina, most notably including the Town of Tabor City and surrounding areas. We have offices located in the following South Carolina communities: Conway, Green Sea, Little River, Loris, and Myrtle Beach.

         We intend to continue to expand in Horry County because we believe that its economy will continue to grow and provide us with a favorable business climate. Horry County is located on the Atlantic coast of the state of South Carolina. Loris, South Carolina is located within Horry County. According to 1999 U.S. Census data, the population of Horry County increased by nearly 24%, from 144,053 in 1990 to an estimated 178,550 in 1999, and is projected to reach 202,500 in 2005 and 225,800 in 2010. According to the 1998 South Carolina Statistical Abstract, Horry County's per capita income rose 17.6% from $19,626 in 1995 to $23,088 in 1998, while median family income rose 14.8% from $32,500 to $37,300 for the same period. The principal component of the economy of Horry County is vacation, sport, and entertainment tourism, with vital agricultural, small business, professional services, and industrial sectors. In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand, which largely consists of the eastern coastline of Horry County, as one of the nation's top retirement locations.

         We intend to look for opportunities to branch further in North Myrtle Beach, Myrtle Beach and the South Strand areas of Surfside Beach, Garden City Beach and Murrell's Inlet as well as in Carolina Forest. With the additional new roads in these areas, such as S.C. Hwy. 22 (Conway Bypass) and the Carolina Bays Parkway, and the construction of several bridges across the Intracoastal Waterway, these areas are all projected to experience continued growth in population.

         We intend to expand our market area into Brunswick County, North Carolina and further develop our market in Columbus County, North Carolina by forming a North Carolina bank and locating offices in Shalotte and Tabor City. We believe that the extension of our market into North Carolina is a logical step for us because of the geographical proximity of Columbus and Brunswick counties to our current service area, the economic similarities between Columbus and Brunswick counties and Horry County, and our perception of an opportunity for a strong community oriented bank with the flexibility to adapt its services and policies to reflect the needs of the local communities.

         Columbus and Brunswick counties form the northeastern border of Horry County, which is also the border between North Carolina and South Carolina, from the Atlantic coastline to the Little Pee Dee River. Through our North Carolina bank, we would continue to be an avid supporter of the credit services needs of farmers and agribusiness entities. We would also provide an alternative for deposit, credit and nondeposit services to small to medium-sized businesses and families that are often not the primary target market of the large regional and national banks.

         We have been preparing to expand into North Carolina since 1997, when we purchased a lot in Tabor City in anticipation of establishing a branch office as authorized by federal interstate branching legislation (the Reigle-Neal Act) and action by the North Carolina legislature. The North Carolina legislature rescinded its action that permitted interstate branching after we had committed to purchase the lot, which we purchased and continue to own. In addition to holding the lot, we have continued to maintain our ties to Columbus County through relationships that we formed and through our branch office located along the state line adjacent to the corporate limits of Tabor City.

         After 1999, when the North Carolina legislature again failed to permit interstate branching, we began planning to form or acquire a bank in North Carolina. We have not been able to locate a suitable bank to acquire. Therefore, we have held discussions with community leaders in Columbus and Brunswick counties and North Carolina banking officials regarding the formation of a bank chartered in North Carolina. North Carolina will not act on our application to form a state-chartered bank until we have raised at least $3.0 million, which represents one-half of the capital we believe to be sufficient for its formation. We intend to form a North Carolina bank upon receiving approximately $9.0 million in net proceeds from this offering, of which approximately $6.0 million will be used to capitalize the bank.

         Like that of our current market area, the economy of Brunswick and Columbus counties consists of a blend of tourism, agriculture, small business, professional services and industry. Brunswick County, the southernmost county in North Carolina, is also one of North Carolina's fastest growing areas. Brunswick County's population is expected to double between 1990 and 2010; having already grown 43.5% from 1990 to 2000, to 73,143, while North Carolina's population as a whole grew 21.4%. A vast majority of this increase is due to retirees taking up residence in Brunswick County. International Paper has unveiled plans for a new Brunswick County development, Brunswick Forest, which will include 8,035 single-family homes, 1,280 condominiums, and 800 assisted living units.

         As is the case with the Grand Strand area of South Carolina to its south, tourism and recreation is important to the economy of Brunswick County. Between 1998 and 1999, spending by out-of-state tourists grew 10.8%. In addition to tranquil beach communities, Brunswick County also boasts 21 championship golf courses, including Rivers Edge which was featured in the May 2000 issue of Golf Magazine. Rivers Edge was also rated one of the top 30 communities in the South in a recent issue of Living Southern Style Magazine. Fishing is also a popular past time with six area piers available. Area museums include Coastal Museum of North Carolina in Ocean Isle Beach and the North Carolina Aquarium. Another town in Brunswick County, Calabash, the "Seafood Capital of the World," has over 22 seafood restaurants and hosts more than one million dinners per year. Shalotte, where we intend to locate the main office of the North Carolina bank, is the commercial hub of the South Brunswick Islands area.

         There are approximately 1,700 business establishments in Brunswick County. The workforce is 24% retail, 19% service, 18% government, and 12% manufacturing. Some of the largest manufacturers include DuPont, Archer Daniels Midland Co, and SL Outer Banks.

         Columbus County is North Carolina's third largest county in land area. As is the case with the inland portions of Horry County, agriculture is the primary industry in Columbus County. Tobacco, sweet potatoes, corn, soybeans, and pork are important to the local economy. There are approximately 1,200 nonfarm business establishments in Columbus County, the most significant segment of which is retail stores. Columbus County also supports paper manufacturing, with International Paper, which employs approximately 1,100 people, being the largest industrial operation and employer in the county.

         Despite its agricultural, industrial and retail economy, Columbus County's rank for economic development has continued to increase. Most recently, Columbus County ranked the highest of all southeastern North Carolina counties in a composite made up of factors such as ability to create jobs, ability to earn adequate income, ability to keep the local labor force employed, ability to attract income from other regions, and an ability to increase the standard of living of its residents.

Competition

         The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. As of June 2001, there were seventeen commercial banks and three savings banks operating in Horry County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in this market. Nevertheless, a number of these competitors are well established in our service area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 18, 2002, the bank had ninety full-time and two part- time employees. The company does not have any employees. Neither the company nor the bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

Competition and Market Area

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


                           SUPERVISION AND REGULATION

         Both our company and our bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed below. Significant changes to the regulatory structure of the financial services industry were enacted in 1999 and additional changes have been proposed. From time to time other changes are proposed to laws and the policies of various regulatory authorities affecting the Banking industry, and these changes could have a material effect on our operations, business, and prospects. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

          In November 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

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

HCSB Financial Corporation

         Because it owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

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

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in "Horry County State Bank - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Horry County State Bank

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions by the Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

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

         Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

         Branching. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation generally permits interstate branching by authorizing out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law. However, North Carolina does not permit de novo branching by South Carolina banks.

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

         Securities Regulation. One non-executive officer of the bank is licensed with the National Association of Securities Dealers, Inc. (NASD), and with the State of North Carolina as a registered representative of UVEST, an NASD-member firm. This officer is subject to the rules and policies of the NASD. The networking and brokerage affiliate arrangements between UVEST and the bank are governed by a written agreement. Representatives of UVEST, the North Carolina Securities Division, the NASD, and the Securities and Exchange Commission may inspect the bank's records regarding securities transactions.

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

Regulation of our proposed North Carolina Bank

         General. Our proposed bank will operate as a North Carolina state chartered bank and is subject to examination by the North Carolina Commissioner of Banks, under the direction and supervision of the North Carolina State Banking Commission. Deposits in the bank will be insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The North Carolina Commissioner of Banks, under the direction and supervision of the North Carolina State Banking Commission, and the FDIC will regulate or monitor virtually all areas of the bank's operations, including:

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

         Regulation of the bank that we propose to charter in North Carolina will, in many ways, be similar to the regulation of Horry County State Bank. Like Horry County State Bank, the proposed bank will be subject to federal legislation and regulation regarding deposit insurance, transactions with affiliates and insiders, capital regulation, the enforcement powers of federal regulators, federal monetary policy, the Community Reinvestment Act and other federal legislation and regulations. See "Deposit Insurance," "Transactions with Affiliates and Insiders," "Capital Regulations," "Enforcement Powers," "Community Reinvestment Act," "Effect of Federal Monetary Policy," and "Other Regulations" above.

         Dividends. The bank will be subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank must also reserve a portion of its undivided profits until its reserves reach certain ratios mandated by North Carolina statute. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" above.

         Branching. Under current North Carolina law, we may open bank branch offices throughout North Carolina with the prior approval of the North Carolina Commissioner of Banks. In addition, with prior regulatory approval, the bank may acquire existing banking operations in North Carolina and may be acquired by out-of-state financial service companies. Furthermore, federal legislation generally permits interstate branching by authorizing out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law. North Carolina permits de novo branching by North Carolina banks with the prior approval of the North Carolina Commissioner of Banks.


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

         In November, 1997, the bank entered into an agreement to lease a commercial lot and former bank building at 1627-A Church Street, Conway, South Carolina. The bank opened a full-service branch operation at this location in February, 1998, and subsequently purchased this property in April, 1998. The bank now owns this property in fee simple. The bank completed a renovation of the building and an addition thereto during the first quarter of 2002.

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

         In March 2002, the bank purchased a lot at 4400 Hwy 17 South, North Myrtle Beach, South Carolina. The bank expects to begin construction of a banking facility on this property during the second quarter of 2002 pending approval of an application to establish this branch by the FDIC.

         In March 2002, the bank entered into an agreement to lease a building at 2713 Hwy 17 South, North Myrtle Beach, South Carolina. The bank expects to utilize this location as a temporary branch office pending approval of the FDIC. The lease is for one year with two three month renewal options. The bank expects to open this office during the second quarter of 2002 and operate here during the construction of the permanent building at 4400 Hwy 17 South, North Myrtle Beach, South Carolina.

         In March 2002, the bank entered into an agreement to lease an office building at 1601 North Oak Street, Suite 103, Myrtle Beach, South Carolina. The lease is for one year with twelve one month renewal options. The bank expects to secure a lot in Myrtle Beach, SC during the second quarter of 2002 on which to build a permanent branch facility and will then file an application with the applicable regulatory agencies for approval of this proposed branch. The bank expects to receive this regulatory approval during the second quarter of 2002 and open a temporary office in the leased facility during the second quarter of 2002.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of operations, we are a party to various legal proceedings. Our management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON SHARE AND DIVIDENDS

         In response to this Item, the information contained on page 6 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In response to this Item, the information contained on pages 7 through 23 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.


ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In response to this Item, the information contained on pages 24 through 44 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.


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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         In response to this Item 9, the information contained on pages 4 through 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.


ITEM 10.    EXECUTIVE COMPENSATION

         In response to this Item 9, the information contained on page 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item 9, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item 9, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.


ITEM 13.    Exhibits,  List And Reports On Form  8-K


(a)            The following documents are filed as a part of this report:

1.1 Selling Agent Placement Agreement dated September 5, 2001 by and between UVEST Investment Services, Inc. and the Company (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement filed on January 22, 2002 and declared effective on Form S-2, File No. 333-69492).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

5.1 Opinion of Nelson Mullins Riley & Scarborough, L.L.P. Regarding Legality (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement filed on January 22, 2002 and declared effective on Form S-2, File No. 333-69492).

23.1     Consent of Independent Auditor (Incorporated by reference to Exhibit
         1.1 to the Company's Registration Statement filed on January 22, 2002 and declared effective on Form S-2, File No. 333-69492).

23.2 Consent of Nelson Mullins Riley & Scarborough, L.L.P. (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement filed on January 22, 2002 and declared effective on Form S-2, File No. 333-69492).

13       The Company's 2001 Annual Report

21       Subsidiaries of Registrant


(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HCSB FINANCIAL CORPORATION

Date:  March 25, 2002               By:   /s/ James R. Clarkson
                                        --------------------------------------
                                              James R. Clarkson, President
                                             & Chief Executive Officer

Date:  March 25, 2002               By:  /s/ Michael W. Hambrick
                                        ---------------------------------------
                                             Michael W. Hambrick, Vice President
                                            & Chief Financial Officer
                                           (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


By:  /s/ D. Singleton Bailey                            Date:  March 25, 2002
   --------------------------------------------
        D. Singleton Bailey, Director


By:    /s/ Franklin C. Blanton                          Date:  March 25, 2002
     ------------------------------------------
        Franklin C. Blanton, Director


By:    /s/ Russell R. Burgess, Jr.                      Date:  March 25, 2002
     ------------------------------------------
        Russell R. Burgess, Jr., Director


By:    /s/ William H. Caines                            Date:  March 25, 2002
     ------------------------------------------
        William H. Caines, Director


By:    /s/ James R. Clarkson                            Date:  March 25, 2002
     ------------------------------------------
        James R. Clarkson, Director, President
                            & CEO


By:    /s/ J. Lavelle Coleman                           Date:  March 25, 2002
     ------------------------------------------
        J. Lavelle Coleman, Director


By:    /s/ Boyd R. Ford, Jr.                            Date:  March 25, 2002
     ------------------------------------------
        Boyd R. Ford, Jr., Director


By:    /s/ Tommie W. Grainger                           Date:  March 25, 2002
     ------------------------------------------
        Tommie W. Grainger, Director


By:    /s/ Randy B. Hardee                              Date:  March 25, 2002
     ------------------------------------------
        Randy B. Hardee, Director

By:  /s/ Gwyn G. McCutchen                              Date:  March 25, 2002
   -----------------------------------------
        Gwyn G. McCutchen, Director

By:    /s/ T. Freddie Moore                             Date:  March 25, 2002
     ------------------------------------------
        T. Freddie Moore, Director

By:    /s/ Carroll D. Padgett, Jr.                      Date:  March 25, 2002
     ------------------------------------------
        Carroll D. Padgett, Jr., Director

By:    /s/ Bill G. Page                                 Date:  March 25, 2002
     ------------------------------------------
        Bill G. Page, Director

Exhibit 13

                   2001 Annual Report of HCSB Financial Corp.