Form 10QSB
period 2002-03-31
HCSB FINANCIAL CORP
filed 2002-05-13
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             (Mark One) FORM 10-QSB

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ------      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

1,185,988 shares of common stock, $.01 par value, was issued and outstanding as of May 9, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]



                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001.............6

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................13

         (a) Exhibits............................................................................................13

         (b) Reports on Form 8-K.................................................................................13



                           HCSB FINANCIAL CORPORATION



                      Condensed Consolidated Balance Sheets
                                                                                    March 31,           December 31,
(Dollars in thousands)                                                                 2002                 2001
                                                                                 -----------------     ---------------
                                                                          (Unaudited)
Assets:
  Cash and cash equivalents:                                                       $     4,350           $    4,986
    Cash and due from banks                                                              4,139                    -
                                                                                   -----------           ----------
   Federal funds sold                                                                    8,489                4,986
                                                                                   -----------           ----------
  Time deposits with other banks                                                           100                  699

Securities available-for-sale                                                           16,513               17,149
Nonmarketable equity securities                                                          1,040                  790
                                                                                   -----------           ----------
                                                                                        17,553               17,939
                                                                                   -----------           ----------

Loans receivable                                                                       131,311              117,709
Less unearned income                                                                         -                   (1)
Less allowance for loan losses                                                          (1,168)              (1,112)
                                                                                   -----------           ----------
  Loans, net                                                                           130,143              116,596
                                                                                   -----------           ----------

Premises and equipment, net                                                              6,877                5,539
Accrued interest receivable                                                              1,441                1,462
Other assets                                                                             2,151                1,430
                                                                                   -----------           ----------

    Total assets                                                                  $    166,754           $  148,651
                                                                                   ===========           ==========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                           $     12,077           $    9,475
    Interest-bearing demand deposits                                                    13,517               12,798
    Money market                                                                        16,987               16,357
    Savings                                                                              3,543                2,800
    Time deposits                                                                       88,346               78,643
                                                                                   -----------           ----------
                                                                                       134,470              120,073
                                                                                   -----------           ----------

  Federal funds purchased                                                                    -                2,310
  Advances from the Federal Home Loan Bank                                              19,600               14,600
  Accrued interest payable                                                                 278                  220
  Other liabilities                                                                      1,348                  553
                                                                                   -----------           ----------
    Total liabilities                                                                  155,696              137,756
                                                                                   -----------           ----------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
    1,104,055 shares issued and outstanding                                                 11                   11
  Capital surplus                                                                        9,913                8,793
  Retained earnings                                                                      1,155                2,063
  Accumulated other comprehensive income (loss)                                            (21)                  28
                                                                                   -----------          -----------
    Total shareholders' equity                                                          11,058               10,895
                                                                                   -----------          -----------
    Total liabilities and shareholders' equity                                     $   166,754          $   148,651
                                                                                   ===========          ===========


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION


                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Three Months Ended
(Dollars in thousands)                                                                         March 31,
                                                                                 ---------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------     -----------------

Interest income:
  Loans, including fees                                                               $     2,602           $     2,422
  Investment securities:
    Taxable                                                                                   149                   392
    Tax-exempt                                                                                 39                    38
    Nonmarketable equity securities                                                            12                    15
  Other interest income                                                                        25                   126
                                                                                     ------------           -----------
      Total                                                                                 2,827                 2,993
                                                                                     ------------           -----------

Interest expense:
  Certificates of deposit $100M and over                                                       76                   385
  Other deposits                                                                              893                 1,195
  Other interest expense                                                                      254                   132
                                                                                     ------------           -----------
      Total                                                                                 1,223                 1,712
                                                                                     ------------           -----------

Net interest income                                                                         1,604                 1,281
Provision for loan losses                                                                     100                    70
                                                                                     ------------           -----------

Net interest income after provision for loan losses                                         1,504                 1,211
                                                                                     ------------           -----------

Other operating income:
  Service charges on deposit accounts                                                         246                   199
  Credit life insurance commissions                                                            36                    34
  Gain on sale of securities                                                                    -                     6
  Other operating income                                                                       61                    41
                                                                                     ------------           -----------
      Total                                                                                   343                   280
                                                                                     ------------           -----------
Other operating expenses:
  Salaries and employee benefits                                                              874                   674
  Net occupancy expense                                                                        95                    85
  Furniture and equipment expense                                                             141                   123
  Other operating expenses                                                                    351                   303
                                                                                     ------------           -----------
    Total                                                                                   1,461                 1,185
                                                                                     ------------           -----------

Income before income taxes                                                                    386                   306

Income tax provision                                                                          137                   106
                                                                                     ------------           -----------
Net income                                                                             $      249            $      200
                                                                                     ============           ===========
Basic earnings per share                                                               $     0.23            $     0.18
Diluted earnings per share                                                             $     0.23            $     0.18

           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION


Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
               for the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                                Accumulated
                                                                                                   Other
(Dollars in thousands)         Common Stock                Capital           Retained          Comprehensive
                            Shares          Amount          Surplus           Earnings             Income               Total
                         ------------     ----------    --------------     --------------    ------------------    --------------



Balance,
 December 31, 2000         1,002,770          $  10          $  7,878            $ 2,069           $     (176)         $   9,781

Net income for the period                                                            200                                     200

Other comprehensive
 income, net of tax                                                                                        211               211
                                                                                                                       ---------

Comprehensive income                                                                                                         411

Payment of fractional
 shares                                                                              (14)                                    (14)

Issuance of 5% stock
 dividend                     49,405              1               987               (988)
                           ---------         ------          --------            -------             ---------         ---------

Balance, March 31, 2001    1,052,175          $  11          $  8,865            $ 1,267             $      35         $  10,178
                           =========         ======          ========            =======             =========         =========

Balance,
 December 31, 2001         1,052,175          $  11          $  8,793            $ 2,063             $      28         $  10,895

Net income for the period                                                            249                                     249

Other comprehensive
 income, net of tax                                                                                       (49)               (49)
                                                                                                                        --------
Comprehensive income                                                                                                         200

Payment of fractional
 shares                                                                             (16)                                     (16)

Stock issuance costs
                                                                  (21)                                                       (21)

Issuance of 5% stock
 dividend                     51,880                            1,141             (1,141)
                           ---------         ------          --------            -------             ---------         ---------

Balance, March 31, 2002    1,104,055          $  11          $  9,913           $  2,296            $      (21)        $  11,058
                           =========         ======          ========            =======             =========         =========



See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Three Months Ended
(Dollars in thousands)                                                                         March 31,
                                                                                 --------------------------------------

                                                                                      2002                 2001
                                                                                 ----------------    ------------------


Cash flows from operating activities:
  Net income                                                                           $     249            $      200
  Adjustments to reconcile net income to net cash provided by
    Depreciation and amortization                                                            110                    94
    Provision for possible loan losses                                                       100                    70
    Amortization less accretion on investments                                                 2                     -
    Amortization of deferred loan costs                                                       38                    31
    Loss (gain) on sale of securities available-for-sale                                       -                    (6)
    Loss (gain) on sale of premises and equipment                                              4                     -
    (Increase) decrease in interest receivable                                                21                  (119)
    Increase (decrease) in interest payable                                                   58                   (15)
    (Increase) decrease in other assets                                                     (556)                  (46)
    Increase (decrease) in other liabilities                                                 795                   136
                                                                                          ------                ------
      Net cash provided (used) by operating activities                                       811                   345
                                                                                          ------                ------

Cash flows from investing activities:
  Maturities of time deposits with banks                                                     599                     -
  Net increase in loans to customers                                                     (13,821)               (9,224)
  Purchases of securities available-for-sale                                              (8,911)              (11,336)
  Maturities of securities available-for-sale                                              9,467                 6,441
  Proceeds for sales of securities available-for-sale                                          -                 2,006
  Purchases of nonmarketable equity securities                                              (250)                    -
  Purchases of premises and equipment                                                     (1,452)                 (266)
                                                                                          ------                ------
    Net cash used by investing activities                                                (14,358)              (12,379)
                                                                                          ------                ------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits                                              14,397                (1,564)
  Decrease in federal funds purchased                                                     (2,310)                    -
  Advances from Federal Home Loan Bank                                                     5,000                 5,000
  Stock issuance costs                                                                      (21)                     -
  Cash paid in lieu of fractional shares                                                    (16)                   (14)
                                                                                         ------                 ------
    Net cash provided by financing activities                                            17,050                  3,422
                                                                                         ------                 ------

Net increase (decrease) in cash and cash equivalents                                      3,503                 (8,612)

Cash and cash equivalents, beginning of period                                            4,986                 23,404
                                                                                         ------                 ------
Cash and cash equivalents, end of period                                              $   8,489            $    14,792
                                                                                      =========            ===========

Cash paid during the period for:
 Income taxes                                                                         $      50            $       111
 Interest                                                                             $   1,165            $     1,727



See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2001 Annual Report.


Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 2002 and 2001:

                                                                   Pre-tax           (Expense)          Net-of-tax
(Dollars in thousands)                                             Amount            Benefit             Amount
                                                               ----------------   ---------------    ---------------
For the Three Months Ended March 31, 2002:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period     $         (78)      $         29      $         (49)
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                     -                  -                  -
                                                                 -------------        -----------      -------------
 Net unrealized gains (losses) on securities                     $         (78)      $         29      $         (49)
                                                                 -------------        -----------      -------------

 Other comprehensive income                                      $         (78)      $         29      $         (49)
                                                                 =============        ===========      =============

                                                                   Pre-tax           (Expense)          Net-of-tax
(Dollars in thousands)                                             Amount            Benefit             Amount
                                                               ----------------   ---------------    ---------------
 For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period     $         342        $      (127)     $         215
 Plus: reclassification adjustment for gains (losses)
  realized in net income                                                    (6)                 2                 (4)
                                                                 -------------        -----------      -------------
 Net unrealized gains (losses) on securities                               336               (125)               211
                                                                 -------------        -----------      -------------

 Other comprehensive income                                      $         336        $      (125)     $         211
                                                                 =============        ===========      =============


Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 3 - Subsequent Events

We are currently in the process of a stock offering whereby a minimum of 77,200 shares and a maximum of 500,000 shares of common stock of HCSB Financial Corporation are being offered to fund continued expansion through Horry County State Bank and the formation of a new community bank to be located in North Carolina. The offering price is $22.00 per share. This is a best efforts offering we are conducting without an underwriter. According to the Registration Statement filed with the Securities and Exchange Commission, once we received the minimum number of shares, we were allowed to transfer funds from the escrow account to the holding company. On April 8, 2002, we reached the minimum and on April 22, 2002, we transferred $1,800,000 to the holding company.

                           HCSB FINANCIAL CORPORATION

        Item 2. Management's Discussion And Analysis Or Plan Of Operation


The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001 and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.


Results of Operations


Net Interest Income

For the three months ended March 31, 2002, net interest income increased $323,000, or 25.21%, over the same period in 2001. Interest income from loans, including fees, increased $180,000, or 7.43%, from the three months ended March 31, 2002 to the comparable period in 2001 as demand for loans in our marketplace continued to grow. Also contributing to the overall increase in net interest income was a decrease in interest expense resulting from a significant decrease in interest rates. Interest expense for the three months ended March 31, 2002 was $1,223,000 compared to $1,712,000 for the same period in 2001. The net interest margin realized on earning assets was 4.43% for the three months ended March 31, 2002, as compared to 3.95% for the three months ended March 31, 2001. The interest rate spread increased by 59 basis points from 3.59% at March 31, 2001 to 4.18% at March 31, 2002.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $100,000 compared to $70,000 for the three months ended March 31, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.


Noninterest Income

Noninterest income during the three months ended March 31, 2002 was $343,000, an increase of $63,000, or 22.50%, from the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts from $199,000 for the three months ended March 31, 2001 to $246,000 for the three months ended March 31, 2002. Deposits at March 31, 2001 were $121,936,000 compared to $134,470,000 at March 31, 2002.

                           HCSB FINANCIAL CORPORATION

       Item 2. Management's Discussion And Analysis Or Plan Of Operation


Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $1,461,000, or 23.29%, higher than the three months ended March 31, 2001. The primary reason for the increase was the $200,000 increase in salaries and employee benefits over the two periods. This increase was largely due to continued growth in the Bank and staffing to meet this growth. In addition, furniture and equipment expenses increased $18,000, or 14.63%, for the three months March 31, 2002 as compared to the three months ending March 31, 2001. Other operating expenses increased $48,000 to $351,000 for the three months ended March 31, 2002 when compared to the same period in 2001. Increases in furniture and equipment expenses and other operating expenses were attributable to the growth of the Bank.


Income Taxes

The income tax provision for the three months ended March 31, 2002 was $137,000 as compared to $106,000 for the same period in 2001. The effective tax rates were 35.49% and 34.64% at March 31, 2002 and 2001, respectively.


Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2002 of $249,000 as compared to $200,000 for the same period in 2001. This represents an increase of $49,000, or 24.50%, over the same period in 2001. The significant increase in net interest income and noninterest income contributed to the overall increase in net income.


Assets and Liabilities

During the first three months of 2002, total assets increased $18,103,000, or 12.18%, when compared to December 31, 2001. The primary reason for the increase in assets was due to an increase in loans of $13,603,000 during the first three months of 2002. Total deposits increased $14,397,000, or 11.99%, from the December 31, 2001 amount of $120,073,000. Within the deposit area, interest-bearing deposits increased $11,795,000, or 10.66%, and noninterest-bearing deposits increased $2,602,000, or 27.46%, during the first three months of 2002. Advances from the Federal Home Loan Bank increased $5,000,000 in the first three months of 2002. These advances were obtained to fund our loan growth.


Investment Securities

Investment securities available-for-sale decreased from $17,149,000 at December 31, 2001 to $16,513,000 at March 31, 2002. This represents a decrease of $636,000, or 3.71%, from December 31, 2001 to March 31, 2002.

                           HCSB FINANCIAL CORPORATION

       Item 2. Management's Discussion And Analysis Or Plan Of Operation


Loans

Net loans increased $13,547,000, or 11.62%, during the three month period ended March 31, 2002. There were two primary reasons for this growth. First, loan demand in general continued to increase in our market areas in the first quarter of 2002. Second, our agricultural loans increased $4,384,000 or 89.09% to $9,305,000 at March 31, 2002. This is a normal increase as farmers in our market obtain funds for the current farming season. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                   March 31,        December 31,
(Dollars in thousands)                                                               2002               2001
                                                                               -----------------  -----------------

 Real estate - construction and land development                                    $     8,234         $    8,058
 Real estate - other                                                                     47,209             43,168
 Agricultural                                                                             9,305              4,921
 Commercial and industrial                                                               45,656             40,608
 Consumer                                                                                20,787             20,825
 Other, net                                                                                 120                129
                                                                                    -----------        -----------
                                                                                    $   131,311        $   117,709
                                                                                    ===========        ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                             March 31,        December 31,
                                                                                     2002               2001
                                                                               -----------------  -----------------

 Loans:     Nonaccrual loans                                                        $       464       $        574
                 Accruing loans more than 90 days past due                          $       376       $        133

 Loans identified by the internal review mechanism:
                 Criticized                                                         $     1,275       $        947
                 Classified                                                         $     1,419       $      1,742

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                    Three months ended
                                                                                              March 31,
                                                                               ------------------------------------
                                                                                     2002               2001
                                                                               -----------------  -----------------
 Balance, January 1                                                                 $     1,112         $    1,019
 Provision for loan losses for the period
                                                                                            100                 70
 Net loans charged-off for the period
                                                                               ----------------         ----------
                                                                                            (44)               (25)
                                                                                           ----               ----

 Balance, end of period                                                             $     1,168         $    1,064
                                                                                    ===========         ==========

 Gross loans outstanding, end of period                                             $   131,311        $   100,493
 Allowance for Loan Losses to loans outstanding                                            0.89%              1.06%

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Deposits

At March 31, 2002, total deposits increased by $14,397,000, or 11.99%, from December 31, 2001. The largest increase was in time deposits, which increased $9,703,000 to $88,346,000 at March 31, 2002. Expressed in percentages, noninterest-bearing deposits increased 27.46% and interest-bearing deposits increased 10.66%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                              March 31,        December 31,
(Dollars in thousands)                          2002              2001
                                          ----------------- ------------------
 Noninterest-bearing demand deposits           $    12,077        $     9,475
 Interest-bearing demand deposits                   13,517             12,798
 Savings and money market deposits                  20,530             19,157
 Certificates of deposit                            88,346             78,643
                                               -----------         ----------
                                               $   134,470        $   120,073
                                               ===========        ===========


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2002:

(Dollars in thousands)
                                                           Quarterly
          Date of Advance                   Rate           Payment            Maturity Date              Balance
-------------------------------------    ------------   ---------------  -------------------------   ----------------
  February 25, 2000                         5.92%             $     74     March 1, 2010                  $    5,000
  May 18, 2000                              6.49%                   75     May 24, 2010                        4,600
  March 19, 2001                            5.05%                   63     March 22, 2011                      5,000
  January 17, 2002                          3.88%                   48     January 17, 2012                    5,000
                                                              --------                                    ----------
                                                              $    260                                    $   19,600
                                                              ========                                    ==========

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $23,316,000 at March 31, 2002 and our investment in Federal Home Loan Bank stock of $980,000 which is included in nonmarketable equity securities.


Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 85.23% at March 31, 2002 and 85.93% at December 31, 2001.

Securities available-for-sale, which totaled $16,513,000 at March 31, 2002, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2002, unused lines of credit totaled $5,400,000. In addition, we have the ability to borrow from the Federal Home Loan Bank up to fifteen percent of our total assets. As of March 31, 2002, the available credit with Federal Home Loan Bank was $22,346,250. However, we had borrowed $19,600,000 against this line.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2002, we had issued commitments to extend credit of $16,467,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


Capital Resources

Total shareholders' equity increased from $10,895,000 at December 31, 2001 to $11,058,000 at March 31, 2002. The increase of $163,000 is primarily attributable to net income of $249,000 for the period. In addition, we declared a five percent stock dividend in February 2002, which was paid on March 20, 2002. A negative charge of $16,000 was made against equity for the payment of fractional shares associated with the stock dividend. Equity was also negatively affected by the $49,000 charge relating to the change in fair value on securities available-for-sale. We also incurred $21,000 in costs associated with the sale of our stock that was charged against equity.

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

The following table summarizes our risk-based capital at March 31, 2002:

(Dollars in thousands)
 Shareholders' equity                                                $   11,058
 Plus: unrealized losses on securities available-for-sale
                                                                           (21)
 Tier 1 capital                                                          11,079

 Plus: allowance for loan losses (1)
                                                                          1,168
 Total capital                                                       $   12,247
                                                                     ==========

 Risk-weighted assets                                                $  137,313
                                                                     ==========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                               8.07%
   Total capital (to risk-weighted assets)                                8.92%
   Tier 1 capital (to total average assets)                               6.95%

 (1) limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.


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

                           HCSB FINANCIAL CORPORATION


PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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




                                By:   /s/ JAMES R. CLARKSON
                                      ---------------------------------------
                                      James R. Clarkson
                                      President




Date:   May 10, 2002            By:   /s/ MICHAEL W. HAMBRICK
                                      ---------------------------------------
                                      Michael W. Hambrick
                                      Vice President & Chief Financial Officer