Form 10QSB
period 2002-06-30
HCSB FINANCIAL CORP
filed 2002-08-14
CIK 1091491

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    (MARK ONE)                         FORM 10 QSB

      X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                                       OR

     --       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

1,275,702 shares of common stock, $.01 par value, were issued and outstanding as of August 7, 2002.


  Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           HCSB FINANCIAL CORPORATION
                                      Index


PART I. FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -- June 30, 2002
          and December 31, 2001.............................................3

          Condensed Consolidated Statements of Income --
          Six months ended June 30, 2002 and 2001 and three months ended
          June 30, 2002 and 2001............................................4

          Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -- Six months ended June 30, 2002 and 2001
         ..................................................................5

          Condensed Consolidated Statements of Cash Flows --
          Six months ended June 30, 2002 and 2001..........................6

          Notes to Condensed Consolidated Financial Statements...........7-8

Item 2. Management's Discussion and Analysis or Plan of Operation.......9-14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...............15

Item 6. Exhibits and Reports on Form 8-K..................................15

         (a) Exhibits.....................................................15

         (b) Reports on Form 8-K..........................................15

                           HCSB FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets

(Dollars in thousands)                               June 30, 2002          December 31, 2001
                                                -------------------     ---------------------
                                                  (Unaudited)

Assets
Cash and cash equivalents:
  Cash and due from banks                          $      4,014              $      4,986
  Federal funds sold                                      5,422                         -
                                                      ---------                  --------
Total cash and cash equivalents                           9,436                     4,986
                                                      ---------                  --------
Time deposits with other banks                                -                       699

Investment securities:
  Securities available-for-sale                          15,513                    17,149
  Nonmarketable equity securities                         1,040                       790
                                                      ---------                  --------
    Total investment securities                          16,553                    17,939
                                                      ---------                  --------
Loans:
  Loans receivable                                      143,357                   117,709
  Less unearned income                                        -                        (1)
  Less allowance for loan losses                         (1,259)                   (1,112)
                                                      ---------                  --------
    Loans, net                                          142,098                   116,596

Premises and equipment, net                               6,935                     5,539
Accrued interest receivable                               1,489                     1,462
Other assets                                              1,395                     1,430
                                                      ---------                  --------
    Total assets                                     $  177,906              $    148,651
                                                      =========                  ========
Liabilities and Shareholders' Equity
Liabilities
  Deposits:
 Noninterest-bearing demand deposits                 $   10,838              $      9,475
    Interest-bearing demand deposits                     22,172                    12,798
    Money market                                         16,540                    16,357
    Savings                                               3,302                     2,800
    Time deposits                                        89,316                    78,643
                                                      ---------                  --------
      Total deposits                                    142,168                   120,073

  Federal funds purchased                                    -                      2,310
  Advances from Federal Home Loan Bank                   19,600                    14,600
  Accrued interest payable                                  344                       220
  Other liabilities                                       1,071                       553
                                                      ---------                  --------
    Total liabilities                                   163,183                   137,756
                                                      ---------                  --------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000
   shares authorized,1,261,170 and 1,052,175
   shares issued and outstanding at June 30, 2002
   and December 31, 2001, respectively                       13                        11
  Capital surplus                                        13,207                     8,793
  Retained earnings                                       1,429                     2,063
  Accumulated other comprehensive income (loss)              74                        28
                                                      ---------                  --------
    Total shareholders' equity                           14,723                    10,895

    Total liabilities and shareholders' equity       $  177,906             $     148,651
                                                      =========                  ========

           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                          Six Months Ended June 30,           Three Months Ended June 30,
                                                       ---------------------------------    ---------------------------------
(Dollars in thousands)                                      2002              2001              2002               2001
                                                       ---------------    --------------    --------------     --------------

Interest income
  Loans, including fees                                     $   5,559         $   4,895         $   2,957          $   2,473
  Investment securities:
    Taxable                                                       272               713               123                321
    Tax-exempt                                                     79                75                40                 37
    Nonmarketable equity securities                                25                29                13                 14
  Other interest income                                            40               270                15                144
    Total                                                   ---------         ---------         ---------          ---------
                                                                5,975             5,982             3,148              2,989
                                                            ---------         ---------         ---------          ---------
Interest expense
  Deposit accounts                                              1,976             3,061             1,007              1,481
  Advances from the Federal Home Loan Bank
                                                                  517               367               263                235
    Total                                                   ---------         ---------         ---------          ---------
                                                                2,493             3,428             1,270              1,716

Net interest income                                             3,482             2,554             1,878              1,273
Provision for loan losses
                                                                  250               150               150                 80
Net interest income after provision for loan losses         ---------         ---------         ---------          ---------
                                                                3,232             2,404             1,728              1,193
                                                            ---------         ---------         ---------          ---------
Other income
  Service charges on deposit accounts                             525               411               279                212
  Other charges, commissions and fees                              64                76                28                 42
  Gain on sale of securities                                        -                 6                 -                  -
  Gain on sale of fixed assets                                      8                 -                12                  -
  Other operating income
                                                                  153               109                88                 68
    Total                                                   ---------         ---------         ---------          ---------
                                                                  750               602               407                322
                                                            ---------         ---------         ---------          ---------
Other expense
  Salaries and employee benefits                                1,867             1,386               993                712
  Occupancy expense                                               208               159               113                 74
  Advertising and marketing expense                               148                99                97                 63
  Furniture and equipment expense                                 301               273               160                150
  Loss on sale of fixed assets                                      -                29                 -                 29
  Loss on sale of other real estate                                37                 -                35                  -
  Other operating expenses
                                                                  619               515               321                248
    Total                                                   ---------         ---------         ---------          ---------
                                                                3,180             2,461             1,719              1,276
                                                            ---------         ---------         ---------          ---------
Income before income taxes                                        802               545               416                239
Income tax expense
                                                                  279               189               142                 83
                                                            ---------         ---------         ---------          ---------
Net income                                                   $    523          $    356          $    274           $    156
                                                            =========         =========         =========           ========
Basic net income per share                                   $   0.47          $   0.34          $   0.23           $   0.15
Diluted net income per share                                 $   0.47          $   0.34          $   0.23           $   0.15


                 See notes to consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

   Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
             Income for the six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                                  Accumulated
(Dollars in thousands)              Common Stock                                                     Other
                            ---------------------------       Capital         Retained          Comprehensive
                                Shares          Amount         Surplus         Earnings              Income               Total
                            --------------    ---------    ---------------   --------------     -----------------     --------------

Balance, December 31, 2000    1,002,770        $  10           $  7,878       $   2,069           $     (176)          $   9,781

Net income for the period                                                           356                                      356

Other comprehensive
 income, net of tax                                                                                      198                 198
                                                                                                                       ---------
Comprehensive income                                                                                                         554

Payment of fractional
 shares                                                                            (15)                                     (15)

Issuance of 5% stock
 dividend                        49,405            1                987           (988)                                       -
                            -----------       ------          ---------       --------               -------          ---------

Balance, June 30, 2001        1,052,175        $  11          $   8,865       $  1,422             $      22          $  10,320
                            ===========       ======          =========       ========               =======          =========

Balance, December 31, 2001    1,052,175        $  11          $   8,793       $  2,063             $      28          $  10,895

Net income for the period                                                          523                                      523

Other comprehensive
 income, net of tax                                                                                       46                 46
                                                                                                                    ---------
Comprehensive income                                                                                                        569

Payment of fractional shares                                                       (16)                                     (16)

Issuance of stock               208,995            2              3,455                                                   3,457

Stock issuance costs                                               (182)                                                   (182)

Issuance of 5% stock
 dividend                                                         1,141         (1,141)                                       -
                            -----------       ------          ---------       --------               -------          ---------
Balance, June 30, 2002        1,261,170        $  13          $  13,207      $   1,429             $      74          $  14,723
                            ===========       ======          =========      =========              ========          =========


                 See notes to consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)                                                                 Six Months Ended June 30,
                                                                                 --------------------------------------
                                                                                       2002                 2001
                                                                                 -----------------    -----------------

Cash flows from operating activities:
  Net income                                                                            $     523            $     356
  Adjustments to reconcile net income to net cash provided by
    Depreciation and amortization                                                             201                  193
    Provision for possible loan losses                                                        250                  150
    Amortization less accretion on investments                                                  4                    -
    Amortization of deferred loan costs                                                        58                   65
    Gain on sale of securities available-for-sale                                               -                  (6)
    Loss (gain) on sale of premises and equipment                                              37                    -
    Loss on sale of other real estate                                                         (8)                   29
    Increase in interest receivable                                                          (27)                (358)
    Increase (decrease) in interest payable                                                   124                 (32)
    Increase in other assets                                                                 (80)                 (41)
    Increase (decrease) in other liabilities
                                                                                              518                 (30)
      Net cash provided by operating activities                                       -----------         -----------
                                                                                            1,600                  326
                                                                                      -----------         -----------
Cash flows from investing activities:
  Maturities of time deposits with banks                                                      699                    -
  Net increase in loans to customers                                                     (25,810)             (16,950)
  Purchases of securities available-for-sale                                             (17,431)             (11,837)
  Maturities of securities available-for-sale                                              19,138                9,640
  Proceeds for sales of securities available-for-sale                                           -                2,006
  Purchases of nonmarketable equity securities                                              (250)                    -
  Purchases of premises and equipment
                                                                                          (1,601)                (277)
  Proceeds from disposals of premises and equipment                                            12                    -
  Proceeds from sales of other real estate
                                                                                               49                    -
    Net cash used by investing activities                                             -----------          -----------
                                                                                          (25,194)             (17,398)
                                                                                      -----------          -----------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits                                               22,095                (268)
  Decrease in federal funds purchased                                                     (2,310)                    -
  Advances from Federal Home Loan Bank                                                      5,000                5,000
  Stock issuance costs                                                                      (182)                    -
  Cash paid in lieu of fractional shares
                                                                                             (16)                 (15)
  Proceeds from stock issuance
                                                                                            3,457                    -
    Net cash provided by financing activities                                         -----------          -----------
                                                                                           28,044                4,717
                                                                                      -----------          -----------
Net increase (decrease) in cash and cash equivalents                                        4,450             (12,355)

Cash and cash equivalents, beginning of period
                                                                                            4,986               23,404
                                                                                      -----------          -----------
Cash and cash equivalents, end of period                                               $    9,436           $   11,049
                                                                                      ===========         ============
Cash paid during the period for:
 Income taxes                                                                          $      362           $      246
 Interest                                                                              $    2,493           $    3,460


                 See notes to consolidated financial statements.


                           HCSB FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements forinterim financial statements and, accordingly, they are condensed and omit disclosures, which would substantiallyduplicate those contained in the most recent annual report to shareholders. The financial statements as of June30, 2002, and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion ofmanagement, include all adjustments (consisting of normal recurring accruals) considered necessary for a fairpresentation. The financial information as of December 31, 2001 has been derived from the audited financialstatements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial
Corporation's 2001 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with therelated tax effect for the six months ended June 30, 2002 and 2001 and for the three months ended
June 30, 2002 and 2001:


                                                                                           (Expense)     Net-of-tax
(Dollars in thousands)                                                  Pre-tax Amount      Benefit         Amount
                                                                        -----------------------------------------------
 For the Six Months Ended June 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period         $    75               $(29)         $ 46
   Plus: reclassification adjustment for gains realized in
    net income                                                               -                  -             -
                                                                   -----------         ----------     ---------
   Net unrealized gains (losses) on securities                              75                (29)           46
                                                                   -----------         ----------     ---------
 Other comprehensive income                                            $    75               $(29)          $46
                                                                   ===========         ==========     =========



                                                                                 (Expense)     Net-of-tax
(Dollars in thousands)                                                  Pre-tax Amount      Benefit        Amount
                                                                        -----------------------------------------------


For the Six Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period          $      321      $     (119)     $    202
   Plus: reclassification adjustment for gains realized in
    net income                                                                  (6)              2            (4)
                                                                       -----------      ----------    ----------
   Net unrealized gains (losses) on securities                                 315            (117)          198
                                                                       -----------      ----------    ----------
 Other comprehensive income                                             $      315      $     (117)     $    198
                                                                       ===========      ==========    ==========


                           HCSB FINANCIAL CORPORATION

                                   (Unaudited)

Note 2 - Comprehensive Income - Continued


                                                                            Pre-tax       (Expense)      Net-of-tax
(Dollars in thousands)                                                      Amount        Benefit          Amount
                                                                         ------------- ---------------  -------------
 For the Three Months Ended June 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                 $151       $   (56)       $     95
   Plus: reclassification adjustment for gains realized in net income             -             -               -
                                                                          ---------      --------        --------
   Net unrealized gains (losses) on securities                                  151           (56)             95
                                                                          ---------      --------        --------
 Other comprehensive income                                                   $ 151       $   (56)       $     95
                                                                          =========      ========        ========


                                                                                 Pre-tax       (Expense)      Net-of-tax
(Dollars in thousands)                                                           Amount         Benefit         Amount
                                                                              -------------  --------------  -------------


For the Three Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                    $   (21)         $     8       $   (13)
   Plus: reclassification adjustment for gains realized in net income                   -                -             -
                                                                                ---------         --------      --------
   Net unrealized gains (losses) on securities                                        (21)               8           (13)
                                                                                ---------         --------      --------
 Other comprehensive income                                                       $   (21)        $      8       $   (13)
                                                                                =========         ========      ========

Note 3 - Stock Offering

We are currently in the process of a stock offering whereby a minimum of 77,200 shares and a maximum of 500,000shares of common stock of HCSB Financial Corporation are being offered to fund continued expansion through Horry County State Bank and the formation of a new community bank to be located in North Carolina. The offering priceis $22.00 per share. This is a best efforts offering we are conducting without an underwriter. As disclosed in the registration statement filed with the Securities and Exchange Commission, once we sold the minimum number ofshares, we were allowed to transfer funds from the escrow account to the holding company. During the quarter ended June 30, 2002, we reached the minimum requirements of the offering and transferred $3,457,000 of the offering proceeds to the holding company.

Note 4 - Subsequent Events

In February 2002, Horry County State Bank filed an application with the applicable bank regulatory agencies for permission to establish a branch bank at 4400 Hwy. 17 S., North Myrtle Beach, South Carolina. The bank received approval of this application by the South Carolina Board of Financial Institutions on March 8, 2002 and by the Federal Deposit Insurance Corporation on April 2, 2002. On June 3, 2002, the bank opened its branch banking office in leased premises at 2713 Hwy. 17 S., North Myrtle Beach, South Carolina. The bank has entered into a $575,000 contract for construction of the permanent facility at 4400 Hwy. 17 S., North Myrtle Beach. Construction of the facility is expected to begin during the third quarter of 2002. The bank will own the lot and building to be constructed thereon at 4400 Hwy. 17 S., North Myrtle Beach, South Carolina.

On June 28, 2002, Horry County State Bank filed an application with the applicable bank regulatory agencies forpermission to establish a branch bank at 1701 Oak Street, Myrtle Beach, South Carolina, with a temporary location at 1601 Oak Street, Suite 103, Myrtle Beach, South Carolina. On July 17, 2002, the bank received approval of this application by the South Carolina Board of Financial Institutions. The bank received approval of this application by the Federal Deposit Insurance Corporation on July 26, 2002. The bank subsequently opened this office on August 5, 2002 in leased premises at 1601 Oak Street, Suite 103, Myrtle Beach, South Carolina.
The bank entered into a contractual option to purchase a lot at 1701 Oak Street, Myrtle Beach, South Carolina for $639,000 in June, 2002, and expects to consummate the purchase of this property during the third quarter of 2002 and initiate construction of its permanent building thereon during the fourth quarter of 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Horry County State Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance,plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o  the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
    o  our ability to control costs, expenses, and loan delinquency rates; and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our  market  area and  elsewhere, including  institutions  operating
       regionally,  nationally,  and  internationally,   together  with  such
       competitors offering banking products and services by mail, telephone, computer and the Internet.

Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income was $3,482,000, an increase of $928,000, or 36.34%,over the same period in 2001. Interest income from loans, including fees, was $5,559,000, an increase of $664,000, or 13.56%, from the six months ended June 30, 2001 to the comparable period in 2002 as demand for loansin our marketplace continued to grow. Interest expense at June 30, 2002 was $2,493,000, compared to $3,428,000 for the same period in 2001. Factors contributing to this decrease were lower interest rates on all deposit accounts and the maturity of time deposits which had been paying interest at higher rates than those offered at their renewal. The net interest margin realized on earning assets was 4.54% for the six months ended June 30,2002, as compared to 3.81% for the six months ended June 30, 2001. The interest rate spread was 4.28% for the six months ended June 30, 2002, compared to 3.46% for the six months ended June 30, 2001.

Net interest  income  increased from  $1,273,000 for the quarter ending
June 30, 2001 to $1,878,000 for the quarter ending June 30, 2002. This represents an increase of $605,000, or 47.53%. Interest income from loans, including fees, increased to $2,957,000 for the quarter ended June 30, 2002 from $2,473,000 for the quarter ended June 30,2001. Interest expense decreased $446,000, or 25.99%, to $1,270,000 for the three months ended June 30, 2002,compared to $1,716,000 for the three months ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002, the provision charged to expense was $250,000 compared to $150,000 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, the provision charged to expense was $150,000. There was a $80,000 provision charged to expense for the quarter ended June 30, 2001. There are risks inherent in making all loans, includingrisks with respect to the period of time over which loans may be repaid,  risks  resulting from changes in economic
and  industry  conditions,   risks  inherent  in  dealing  with  individual
borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future va lue of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.
Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                           HCSB FINANCIAL CORPORATION

Noninterest Income

Noninterest income during the six months ended June 30, 2002 was $750,000, an increase of $148,000, or 24.58%,from the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts from $411,000 at June 30, 2001 to $525,000 at June 30, 2002. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2001 were $123,232,000 compared to $142,168,000 at June 30, 2002.

For the quarter ended June 30, 2002, noninterest income increased $85,000, or 26.40%, over the same period in 2001. This increase is primarily due to service charges on deposit accounts, which increased $67,000, or 31.60%, from the quarter ended June 30, 2001 to the quarter ended June 30, 2002.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $3,180,000, or 29.22% higher than the six months ended June 30, 2001. The primary reason for the $719,000 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $481,000, or 34.70%, over the same period in 2001. This increase was largely the result of the staffing of the new Windy Hill and Myrtle Beach branches, as well as the addition of a Chief Financial Officer.

For the quarter ended June 30, 2002, noninterest expense was $1,719,000, an increase of $443,000, or 34.72%, overthe same period in 2001. The largest increase between the quarter ended June 30, 2001 and the quarter ended June 30, 2002 was in salaries and benefits, which increased $281,000, or 39.47%, to $993,000.

Income Taxes

The income tax provision for the six months ended June 30, 2002 was $279,000, as compared to $189,000 for the same period in 2001.
The effective tax rates were 34.79% and 34.68% at June 30, 2002 and 2001, respectively.The effective tax rates were 34.13% and 34.73%
for the quarters ended June 30, 2002 and June 30, 2001, respectively.

Net Income

Net interest income increased $928,000 and noninterest income increased $148,000, during the first six months of2002 as compared to the same period in 2001. These increases were partially offset by an increase of $719,000 in noninterest expense between the two periods. The primary component of the increase in noninterest expenses was salaries and employee benefits, which increased $481,000 from the six months ended June 30, 2001 to the six months ended June 30, 2002. The combination of the above factors resulted in net income for the six months ended June 30, 2002 of $523,000, as compared to $356,000 for the same period in 2001. This represents an increase of $167,000, or 46.91%, over the same period in 2001.
For the quarter ended June 30, 2002, net income was $274,000, as compared to $156,000 for the quarter ended June 30, 2001. This represents an increase of $118,000, or 75.64%,from the quarter ending June 30, 2001.

Assets and Liabilities

During the first six months of 2002, total assets increased  $29,255,000, or 19.68%, when compared to December 31, 2001. The primary reason for the increase in assets was due to an increase in loans of $25,648,000 during the first six months of 2002. It is typical for us to have an increase in loans, especially in the area ofagricultural loans, during this time of the year. Total deposits increased $22,095,000, or 18.40%, from the
December  31,  2001  amount  of  $120,073,000.   Within  the  deposit  area,
interest-bearing deposits increased $20,732,000, or 18.75%, and noninterest-bearing deposits increased $1,363,000, or 14.39%, during the first six months of 2002. The increase in deposits has helped us to partially fund the rapid growth in loans. We have also increased our Federal Home Loan Bank borrowings from $14,600,000 at June 30, 2001 to $19,600,000 at June 30,2002 to help fund this growth.

Investment Securities

Investment securities decreased from $17,939,000 at December 31, 2001 to $16,553,000 at June 30, 2002. This represents a decrease of $1,386,000, or 7.73%, from December 31, 2001 to June 30, 2002.


                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation - continued

Loans

Net loans  increased  $25,502,000,  or 21.87%,  to  $142,098,000 during the six month  period ended June 30, 2002. Loan demand in general continued  to increase in our market  areas in the first half of 2002.  As expected  duringthis time of year,  agricultural loans increased  $6,472,000, or 131.52%,  from December 31, 2001. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                                                             June 30, 2002        December 31, 2001
                                                                               ---------------------  ----------------------
 Real estate - construction and land development                                      $      10,630           $       8,058
 Real estate - other                                                                         53,275                  43,168
 Agricultural
                                                                                             11,393                   4,921
 Commercial and industrial                                                                   45,663                  40,608
 Consumer                                                                                    21,417                  20,825
 Other, net                                                                                     979                     129
                                                                                     --------------          --------------
                                                                                     $      143,357          $      117,709
                                                                                     ==============          ==============


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                                June 30, 2002          June 30, 2001
                                                                               ---------------------  ----------------------


 Loans:     Nonaccrual loans                                                           $        362            $        215

                 Accruing loans more than 90 days past due                             $        554            $        442

 Loans identified by the internal review mechanism:
                 Criticized                                                            $      1,402            $        682

                 Classified                                                            $      1,636            $      1,190


Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                             June 30, 2002          June 30, 2001
                                                                               ---------------------  ----------------------


 Balance, January 1                                                                   $       1,112           $       1,019
 Provision for loan losses for the period                                                       250                     150
 Net loans charged off for the period                                                          (103)                    (83)
                                                                                  -----------------     -------------------

 Balance, end of period                                                               $       1,259           $       1,086

 Gross loans outstanding, end of period                                               $     143,357           $     108,124
                                                                                  =================     ===================
 Allowance for Loan Losses to loans outstanding                                                0.88%                   1.00%



                           HCSB FINANCIAL CORPORATION

Deposits

At June 30, 2002, total deposits had increased by $22,095,000, or 18.40%, from December 31, 2001. Expressed in percentages, noninterest-bearing deposits increased 14.39% and interest-bearing deposits increased 18.75%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                     June 30, 2002       December 31, 2001
                                         ----------------- ---------------------

 Noninterest-bearing demand deposits       $      10,838         $       9,475
 Interest-bearing demand deposits                 22,172                12,798
 Savings and money market deposits                19,842                19,157
 Time deposits                                    89,316                78,643
                                           -------------         -------------
                                           $     142,168         $     120,073
                                           =============         =============

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2002:

(Dollars in thousands)
                                                          Quarterly                                     Balance
          Date of Advance                   Rate           Payment            Maturity Date
-------------------------------------    ------------   --------------   ------------------------   ----------------
  February 25, 2000                         5.92%           $      74      March 1, 2010                 $    5,000
  May 18, 2000                              6.49%                  75      May 24, 2010                       4,600
  March 19, 2001                            5.05%                  63      March 22, 2011                     5,000
  January 17, 2002                          3.88%                  48      January 17, 2012                   5,000
                                                             --------                                    ----------
                                                             $    260                                    $   19,600
                                                             ========                                    ==========

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $25,585,000 at June 30, 2002 and our investment in Federal Home Loan Bank stock of $980,000 which is included in nonmarketable equity securities.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measuredby the loans-to-total borrowed funds ratio, which was at 88.62% at June 30, 2002 and 85.93% at December 31, 2001.

Securities available-for-sale, which totaled $15,513,000 at June 30, 2002, serve as a ready source of liquidity.We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $12,864,470.

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

                           HCSB FINANCIAL CORPORATION

Critical Accounting Policies -- continued

We believe the allowance for loan losses is a critical accounting policy that requires the most significantjudgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $10,895,000 at December 31, 2001 to $14,723,000 at June 30, 2002. The increase of $3,828,000 is primarily attributable to the issuance of 157,115 shares of .01 par stock at $22 a share. Net income of $523,000 and the unrealized gain in available-for-sale securities of $46,000 also contributed to the increase in shareholders' equity. In addition, we declared a five percent stock dividend in February 2002, which was paid on March 20, 2002. There was a charge of $16,000 to retained earnings for cash paid for fractional shares.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in a company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at June 30, 2002:

(Dollars in thousands)
 Shareholders' equity                                                 $   14,723
 Less: unrealized gains on available-for-sale securities
                                                                            (74)
 Tier 1 capital
                                                                          14,649

 Plus: allowance for loan losses (1)
                                                                           1,259
 Total capital                                                        $   15,908

 Net risk-weighted assets                                             $  149,108

 Risk based capital ratios
   Tier 1 capital (to net risk-weighted assets)                            9.82%
   Total capital (to net risk-weighted assets)                            10.67%
   Tier 1 capital (to total average assets)                                8.57%

 (1) limited to 1.25% of gross risk-weighted assets

                           HCSB FINANCIAL CORPORATION

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary courseof our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments toextend credit of $15,813,000 and standby letters of credit of $558,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment,commercial and residential real estate.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.
Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or,if adopted, how these proposals would affect us.

                           HCSB FINANCIAL CORPORATION

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the six months ended June 30, 2002 at the company's annual meeting of shareholders held on April 18, 2002.

1. The election of six members of the Board of Directors as Class III directors for a three year term.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be as nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are D. Singleton Bailey, Franklin C. Blanton, T.Freddie Moore, and Carroll D. Padgett, Jr. The current Class II directors are William H. Caines, James R. Clarkson, J. Lavelle Coleman, Boyd R. Ford, and Randy B. Hardee. The current Class III directors are Johnny C.Allen, Clay D. Brittain, III, Russell R. Burgess, Jr., Larry G. Floyd, Tommie W. Grainger and Gwyn G. McCutchen. The current terms of the Class III directors expired at the Annual Meeting. Each of the six current Class III directors was nominated for election and stood for election at the Annual Meeting on April 18, 2002 for a three-year term. The number of votes for the election of the Class III directors was as follows: For Mr. Allen 813,042 votes; for Mr. Brittain 815,116 votes; for Mr. Burgess 815,504 votes; for Mr. Floyd 815,504 votes; for Mr. Grainger 815,504 votes; and for Ms. McCutchen 815,504 votes. The number of votes, which withheld authority for Mr. Allen 15,445; withheld authority for Mr. Brittain 15,445; withheld authority for Mr. Burgess 15,445; withheld authority for Mr. Floyd 15,445; withheld authority for Mr. Grainger 15,445; and withheld authority for Ms. McCutchen 15,445. The number of votes against the election of directors was as follows: against Mr. Allen 2,462; against Mr. Brittain 388; against Mr. Burgess 0; against Mr. Floyd 0; against Mr. Grainger 0; and against Ms. McCutchen 0. The terms of the Class I directors will expire at the 2003 annual meeting of shareholders. A majority vote was attained for the above matter and therefore approved and recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on April 18, 2002.

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits:  None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Items 1, 2, 3, and 5 are not applicable.

                           HCSB FINANCIAL CORPORATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             By:      /s/ JAMES R. CLARKSON
                                      ------------------------------------------
                                       James R. Clarkson
                                       President & Chief Executive Officer



Date: August 9, 2002         By:      /s/ MICHAEL W. HAMBRICK
                                      ------------------------------------------
                                       Michael W. Hambrick
                                       Vice President & Chief Financial Officer