Form 10QSB
period 2002-09-30
HCSB FINANCIAL CORP
filed 2002-11-14
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

     X                              FORM 10-QSB
   ------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                    YES  X    NO
                                        ----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  1,474,596 shares of common stock, $.01 par value, was issued and outstanding as of November 8, 2002.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                          Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2002
          and December 31, 2001..............................................3

         Condensed Consolidated Statements of Income - Nine months ended
          September 30, 2002 and 2001 and three months ended
          September 30, 2002 and 2001........................................4

         Condensed Consolidated Statements of Shareholders' Equity and
          Comprehensive Income - Nine months ended
          September 30, 2002 and 2001........................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001..................................6

         Notes to Condensed Consolidated Financial Statements..............7-8

Item 2. Management's Discussion and Analysis or Plan of Operation.........9-14

Item 3. Controls and Procedures.............................................14


PART II. OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K....................................15

         (a) Exhibits.......................................................15

         (b) Reports on Form 8-K............................................15






         See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                                   September 30,         December 31,
(Dollars in thousands)                                                                  2002                 2001
                                                                                 -----------------     ----------------
                                                                                    (Unaudited)
Assets:
  Cash and cash equivalents:
    Cash and due from banks                                                           $     7,701           $    4,986
    Federal funds sold                                                                     19,785                    -
                                                                                  ---------------        -------------
                                                                                           27,486                4,986
                                                                                  ---------------        -------------
  Time deposits with other banks                                                                -                  699
                                                                                  ---------------        -------------

Securities available-for-sale                                                              13,512               17,149
Nonmarketable equity securities                                                             1,394                  790
                                                                                  ---------------        -------------
                                                                                           14,906               17,939
                                                                                  ---------------        -------------

Loans receivable                                                                          156,592              117,708
Less allowance for loan losses                                                            (1,372)              (1,112)
                                                                                  ---------------        -------------
  Loans, net                                                                              155,220              116,596
                                                                                  ---------------        -------------

Premises and equipment, net                                                                 6,979                5,539
Accrued interest receivable                                                                 1,752                1,462
Other assets                                                                                1,528                1,430
                                                                                  ---------------        -------------

    Total assets                                                                      $   207,871          $   148,651
                                                                                  ===============        =============

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                               $    15,921           $    9,475
    Interest-bearing demand deposits                                                       49,639               12,798
    Money market                                                                           17,818               16,357
    Savings                                                                                 3,489                2,800
    Time deposits                                                                          73,539               78,643
                                                                                   --------------        -------------
                                                                                          160,406              120,073
                                                                                   --------------        -------------

  Federal funds purchased                                                                       -                2,310
  Advances from the Federal Home Loan Bank                                                 26,690               14,600
  Accrued interest payable                                                                    308                  220
  Other liabilities                                                                           975                  553
                                                                                   --------------        -------------
Total liabilities                                                                         188,379              137,756
                                                                                   --------------        -------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized, 1,469,547 and
    1,052,175 shares issued and outstanding at
    September 30, 2002 and December 31, 2001, respectively                                     15                   11
  Capital surplus                                                                          17,654                8,793
  Retained earnings                                                                         1,688                2,063
  Accumulated other comprehensive income (loss)                                               135                   28
                                                                                   --------------        -------------
    Total shareholders' equity                                                             19,492               10,895
                                                                                   --------------        -------------

    Total liabilities and shareholders' equity                                        $   207,871          $   148,651
                                                                                   ==============        =============


           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                           Nine Months Ended                          Three Months Ended
                                                             September 30,                              September 30,
                                                  -------------------------------------     ---------------------------------------
                                                       2002                 2001                  2002                  2001
                                                  ----------------     ----------------     -----------------     -----------------

Interest income:
  Loans, including fees                                $    8,580           $    7,467           $     3,021           $     2,572
  Investment securities, taxable                              362                  983                    90                   270
  Investment securities, tax exempt                           118                  114                    39                    39
  Nonmarketable equity securities                              38                   41                    13                    12
  Federal funds sold                                           95                  332                    55                    62
                                                  -----------------   -----------------     -----------------     -----------------
    Total                                                   9,193                8,937                 3,218                 2,955
                                                  ------------------  -----------------     -----------------     -----------------

Interest expense:
  Time deposits $100,000 and over                             260                  946                   122                   204
  Other deposits                                            2,780                3,396                   942                 1,077
  Other interest expense                                      817                  580                   300                   213
                                                  ------------------   -----------------    ------------------    -----------------
    Total                                                   3,857                4,922                 1,364                 1,494
                                                  ------------------   -----------------    ------------------    -----------------
Net interest income                                         5,336                4,015                 1,854                 1,461
Provision for loan losses                                     390                  238                   140                    88
                                                  ------------------   -----------------    ------------------    -----------------
Net interest income after provision for
 loan losses                                                4,946                3,777                 1,714                 1,373
                                                  ------------------   -----------------    ------------------    -----------------

Other operating income:
  Service charges on deposit accounts                         814                  645                   289                   234
  Gain on sales of securities available for sale                8                    6                     8                     -
  Credit life insurance commissions                           101                  121                    37                    45
  Other charges, commissions and fees                         233                  211                    72                   102
                                                  ------------------   -----------------    ------------------    -----------------
    Total                                                   1,156                  983                   406                   381
                                                  ------------------   -----------------    ------------------    -----------------
  Salaries and employee benefits                            2,898                2,144                 1,031                   758
  Occupancy expense                                           321                  242                   113                    83
  Furniture and equipment expense                             462                  417                   161                   144
  Other operating expenses                                  1,162                  920                   396                   306
  Loss on sale of assets                                       61                   29                    24                     -
                                                 ------------------   -----------------    ------------------    -----------------
    Total                                                   4,904                3,752                 1,725                 1,291
                                                 ------------------   -----------------    ------------------    -----------------
Income before income taxes                                  1,198                1,008                   395                   463
Income tax expense                                            416                  350                   137                   161
                                                ------------------   -----------------    ------------------    ------------------
Net income                                              $     782            $     658            $      258            $      302
                                                        =========            =========            ==========            ==========

Basic net income per share                              $     .53            $     .63            $      .18            $      .29
Diluted net income per share                            $     .53            $     .63            $      .18            $      .29



           See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
          Income for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
(Dollars in thousands)                    Common Stock             Capital         Retained        Comprehensive
                                   ---------------------------     Surplus         Earnings           Income               Total
                                      Shares          Amount
                                   -------------    ----------    -------------- --------------- ------------------    ------------


Balance, December 31, 2000         1,002,770         $  10        $   7,878         $   2,069        $     (176)         $   9,781

Net income for the period                                                                 658                                  658

Other comprehensive income,
 net of tax                                                                                                  287               287
                                                                                                                            -------

Comprehensive income                                                                                                           945

Payment of fractional shares                                                              (15)                                 (15)

Issuance of 5% stock dividend         49,405             1              987              (987)

Stock issuance costs                                                   (32)                                                    (32)
                                   --------------  ------------   -------------     ----------------  ---------------       -------

Balance, September 30, 2001        1,052,175         $  11        $   8,833          $   1,725       $      111           $  10,680
                                  ===============  ============   =============     ================  ===============     =========

Balance, December 31, 2001         1,052,175         $  11        $   8,793          $   2,063             $      28      $  10,895

Net income for the period                                                                  782                                  782

Other comprehensive income,
 net of tax                                                                                                   107               107
                                                                                                                            -------
Comprehensive income                                                                                                            889

Payment of fractional shares                                                              (16)                                  (16)

Issuance of stock                   365,492             3             8,042                                                   8,045

Stock issuance costs                                                  (322)                                                    (322)

Issuance of 5% stock dividend
                                     51,880             1             1,141             (1,141)
                                  --------------  ------------   -------------     ----------------  ---------------      ---------
Balance, September 30, 2002           1,469,547     $  15         $  17,654          $   1,688          $      135        $  19,492
                                 ===============  ============   =============     ================  ===============      =========


            See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine Months Ended
(Dollars in thousands)                                                                       September 30,
                                                                                 --------------------------------------
                                                                                           2002                 2001
                                                                                 ----------------    ------------------


Cash flows from operating activities:
  Net income                                                                           $     782            $      658
  Adjustments to reconcile net income to net cash provided by
    Depreciation and amortization                                                            312                   292
    Provision for possible loan losses                                                       390                   238
    Amortization less accretion on investments                                                11                     -
    Amortization of deferred loan costs                                                       50                   101
    Loss (gain) on sale of securities available-for-sale                                      (6)                   (6)
    Loss (gain) on sale of premises and equipment                                            241                    29
    (Increase) decrease in deferred tax                                                        3                     -
    (Increase) decrease in interest receivable                                              (290)                 (269)
    Increase (decrease) in interest payable                                                   88                   (57)
    (Increase) decrease in other assets                                                     (235)                  (85)
    Increase (decrease) in other liabilities                                                 422                    88
                                                                                      ---------------       ---------------
    Net cash provided by operating activities                                              1,768                   989

Cash flows from investing activities:
  Maturities of time deposits with banks                                                     699                     -
  Net increase in loans to customers                                                     (39,079)              (19,949)
  Purchases of securities available-for-sale                                             (26,990)              (13,954)
  Maturities of securities available-for-sale                                             25,923                13,525
  Proceeds for sales of securities available-for-sale                                      4,870                 2,006
  Proceeds for sales of premises and equipment                                                 8                    20
  Proceeds for sales of other real estate owned                                               86                     -
  Purchases of nonmarketable equity securities                                              (604)                    -
  Purchases of premises and equipment                                                     (2,001)                 (298)
                                                                                       -------------        ---------------
    Net cash used by investing activities                                                (37,088)              (18,650)
                                                                                       -------------        ---------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits                                              40,333                 5,976
  Decrease in federal funds purchased                                                     (2,310)                    -
  Advances from Federal Home Loan Bank                                                    12,090                 5,000
  Proceeds from stock issuance                                                             8,066                     -
  Stock issuance costs                                                                      (343)                  (32)
  Cash paid in lieu of fractional shares                                                     (16)                  (15)
                                                                                       -------------        --------------
    Net cash provided by financing activities                                             57,820                10,929
                                                                                       -------------        --------------

Net increase (decrease) in cash and cash equivalents                                      22,500                (6,732)

Cash and cash equivalents, beginning of period                                             4,986                23,404
                                                                                       -------------        --------------

Cash and cash equivalents, end of period                                              $   27,486           $    16,672
                                                                                      ==============        ==============

Cash paid during the period for:
 Income taxes                                                                         $      472            $      356
 Interest                                                                             $    3,857           $     4,979



            See notes to condensed consolidated financial statements.

                         HCSB FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2002, and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001, has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2001 Annual Report.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2002, and 2001 and for the three months ended September 30, 2002, and 2001:

                                                                                    Pre-tax          (Expense)         Net-of-tax
(Dollars in thousands)                                                              Amount            Benefit           Amount
                                                                                ----------------  ----------------  ----------------

 For the Nine Months Ended September 30, 2002:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                        $     178         $     (66)         $    112
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                                   (8)                3                (5)
 Net unrealized gains (losses) on securities                                    ---------------    --------------    --------------
                                                                                           170              (63)              107

 Other comprehensive income                                                          $     170        $     (63)        $     107
                                                                                     =========        ==========         =========


                                                                                    Pre-tax          (Expense)         Net-of-tax
(Dollars in thousands)                                                              Amount            Benefit           Amount
                                                                                ----------------  ----------------  ---------------
 For the Nine Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                       $     462         $   (171)         $     291
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                                  (6)               2                 (4)
 Net unrealized gains (losses) on securities
                                                                                ---------------    ------------        ----------
                                                                                         456             (169)               287
 Other comprehensive income                                                     ---------------    ------------        ----------
                                                                                   $     456        $    (169)         $     287
                                                                                ===============    ============        ==========


                           HCSB FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income - continued

                                                                                    Pre-tax          (Expense)         Net-of-tax
(Dollars in thousands)                                                              Amount            Benefit           Amount
                                                                                ----------------  ----------------  ----------------

 For the Three Months Ended September 30, 2002:



 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                         $      105        $     (39)        $      66
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                                     (8)                3               (5)
                                                                                        -------           -------         --------
 Net unrealized gains (losses) on securities                                                 97              (36)               61
                                                                                        -------           -------         --------

 Other comprehensive income                                                          $       97        $     (36)        $      61
                                                                                        =======           =======         ========


                                                                                    Pre-tax          (Expense)         Net-of-tax
(Dollars in thousands)                                                              Amount            Benefit           Amount
                                                                                ----------------  ----------------  ----------------
 For the Three Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                         $     141         $    (52)         $      89
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                                      -                 -                -
 Net unrealized gains (losses) on securities                                           --------         ---------         --------
                                                                                           141              (52)                89
                                                                                       --------         ---------         --------

 Other comprehensive income                                                          $     141         $    (52)         $      89
                                                                                       ========         =========        =========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.


Note 3 - Stock Offering

On August 31, 2002, we completed a stock offering whereby a minimum of 77,200 shares and a maximum of 500,000 shares of common stock of HCSB Financial Corporation were offered to fund continued expansion through Horry County State Bank. The offering price was $22.00 per share. This was a best efforts offering we conducted without an underwriter. As disclosed in the registration statement filed with the Securities and Exchange Commission, once we sold the minimum number of shares, we were allowed to transfer funds from the escrow account to the holding company. Through September 30, 2002, we sold 365,492 shares and transferred the proceeds of this sale to the holding company. In all, we sold a total of 370,541 shares in the offering for aggregate offering proceeds of $8,151,902, and we raised approximately $7,829,528 in the offering net of expenses.

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o   the effects of future economic conditions;
o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;
o   our ability to control costs, expenses, and loan delinquency rates; and
o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income was $5,336,000, an increase of $1,321,000, or 33%, over the same period in 2001. Interest income from loans, including fees, was $8,580,000, an increase of $1,113,000, or 15%, from the nine months ended September 30, 2001 to the comparable period in 2002 as demand for loans in our marketplace continued to grow. Interest income on federal funds sold decreased $237,000, or 71%, due to the decline in federal funds rates in relation to the comparable period in 2001. Interest expense for the nine months ended September 30, 2002, was $3,857,000, compared to $4,922,000 for the same period in 2001. Factors contributing to this decrease were lower interest rates on all deposit accounts and the maturity of time deposits which have been paying interest at higher rates than those offered at their renewal. The net interest margin realized on earning assets was 4.41% for the nine months ended September 30, 2002, as compared to 3.93% for the nine months ended September 30, 2001. The interest rate spread was 4.14% for the nine months ended September 30, 2002, compared to 3.59% for the nine months ended September 30, 2001.

Net interest income increased from $1,461,000 for the quarter ended September 30, 2001 to $1,854,000 for the quarter ended September 30, 2002. This represents an increase of $393,000, or 27%. Interest income from loans, including fees, increased to $3,021,000 for the quarter ended September 30, 2002, from $2,572,000 for the quarter ended September 30, 2001. Interest expense decreased $130,000, or 9%, to $1,364,000 for the three months ended September 30, 2002, compared to $1,494,000 for the three months ended September 30, 2001. The decrease in interest expense was due to the overall decline in the interest rate environment. The net interest margin realized on earning assets was 4.19% and 4.25% for the quarters ended September 30, 2001 and 2002, respectively. The net interest rate spread increased from 3.94% for the quarter ended September 30, 2001 to 3.93% for the quarter ended September 30, 2002.

                           HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation - continued
-----------------------------------------------------------------

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. We increase the allowance periodically by additional provisions for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance. For the nine months ended September 30, 2002, the provision charged to expense was $390,000, compared to $238,000 for the nine months ended September 30, 2001. The increase in the provision was a result of our efforts to match the growth in the loan portfolio. For the quarter ended September 30, 2002, the provision charged to expense was $140,000. There was a $88,000 provision charged to expense for the quarter ended September 30, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience; an evaluation of economic conditions; and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We do not allocate the allowance for loan losses to specific categories of loans.

Noninterest Income

Noninterest income during the nine months ended September 30, 2002 was $1,156,000, an increase of $173,000, or 18%, from the comparable period in 2001. The increase is primarily the result of an increase in service charges on deposit accounts from $645,000 for the nine months ended September 30, 2001, to $814,000 for the nine months ended September 30, 2002. Interest bearing deposits at September 30, 2001 were $116,276,000, compared to $144,485,000 at September 30, 2002. Other charges, commissions and fees also increased $22,000, or 10%, to $233,000 for the nine months ended September 30, 2002.

For the quarter ended September 30, 2002, noninterest income increased $25,000, or 7%, over the same period in 2001. This increase is primarily due to service charges on deposit accounts, which increased $55,000, or 24%, from the quarter ended September 30, 2001, to the quarter ended September 30, 2002.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2002 was $4,904,000, or 31% higher than the nine months ended September 30, 2001. The primary reason for this increase was the $754,000 increase in salaries and employee benefits over the two periods. This increase was largely the result of the opening of the Windy Hill and Myrtle Beach branches. In addition, other operating expenses increased $242,000, or 27%, between the nine months ending September 30, 2001 and September 30, 2002.

For the quarter ended September 30, 2002, noninterest expense increased $434,000, or 34%, over the same period in 2001. The largest increase between the quarter ended September 30, 2002, and the quarter ended September 30, 2001, was in salaries and benefits, which increased $273,000, or 36%. Other less significant increases also occurred in net occupancy, furniture and equipment, and other operating expenses between 2001 and 2002. These increases were partially attributable to the new branches opened during the year.

Income Taxes

The income tax provision for the nine months ended September 30, 2002 was $416,000, as compared to $350,000 for the same period in 2001. The effective tax rates were 34.72% and 34.72% for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rates were 34.68% and 34.77% for the quarter ended September 30, 2002 and September 30, 2001, respectively.

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Net Income

While net interest income increased significantly during the first nine months of 2002 when compared to the same period in 2001, we also had an increase in noninterest expense during these time periods. The combination of the above factors resulted in net income for the nine months ended September 30, 2002 of $782,000, as compared to $658,000 for the same period in 2001. This represents an increase of $124,000, or 19%, over the same period in 2001. For the quarter ended September 30, 2002, net income was $258,000, as compared to $302,000 for the quarter ended September 30, 2001. This represents a decrease of $44,000, or 15%, from the quarter ending September 30, 2001. Our increases in noninterest expenses, and in particular the expenses associated with the opening of the Windy Hill and Myrtle Beach branches, led to this decrease in net income. The Myrtle Beach branch was opened in August 2002, while the Windy Hill branch was opened earlier in 2002.

Assets and Liabilities

During the first nine months of 2002, total assets increased $59,220,000, or 40%, when compared to December 31, 2001. The primary reason for the increase in assets was due to an increase in net loans of $38,624 during the first nine months of 2002. Total deposits increased $40,333,000, or 34%, from the December 31, 2001 amount of $120,073,000. Within the deposit area, interest-bearing deposits increased $36,841,000, or 31%, and noninterest-bearing deposits increased $6,446,000, or 68%, during the first nine months of 2002. The increase in deposits has allowed us to keep pace with the rapid growth in loans. In addition, we have increased our borrowings with the Federal Home Loan Bank from $14,600,000 at December 31, 2001 to $26,690,000 at September 30, 2002. We
also raised net proceeds of approximately $7,829,528 in a registered public offering which we completed in August 2002.

Investment Securities

Investment securities decreased from $17,939,000 at December 31, 2001 to $14,906,000 at September 30, 2002. This represents a decrease of $3,033,000, or 17%, from December 31, 2001 to September 30, 2002, and was in securities available-for-sale. The main reason for the reduction in investment securities was calls of securities. Proceeds have been invested in higher yielding loans. We also had nonmarketable equity securities which totaled $1,394,000 at September 30, 2002, an increase of $604,000, or 76%, from December 31, 2001.

Loans

Net loans increased $38,624,000, or 33%, during the nine month period ended September 30, 2002. Loan demand in general continued to increase in our market areas in the first nine months of 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                                                               September 30,       December 31,
(Dollars in thousands)                                                                              2002                2001
                                                                                            -----------------  --------------------
 Real estate - construction                                                                     $    15,136          $      8,058
 Real estate - mortgage                                                                              60,503                43,168
 Agricultural                                                                                         7,897                 4,921
 Commercial and industrial                                                                           48,192                40,608

 Consumer and other                                                                                  24,864                20,953
                                                                                             -----------------  ------------------
                                                                                                $   156,592          $    117,708
                                                                                             =================  ==================

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
                                                                                              September 30,        December 31,
                                                                                                   2002                2001
                                                                                            -----------------  -------------------
Loans:   Nonaccrual loans                                                                        $      591          $       574

Accruing loans more than 90 days past due                                                        $      583          $       176

Loans identified by the internal review mechanism:

   Criticized                                                                                    $      875          $     1,053
   Classified                                                                                    $    2,197          $     1,724

                           HCSB FINANCIAL CORPORATION
Item 2. Management's Discussion and Analysis or Plan of Operation - continued
-----------------------------------------------------------------

Risk Elements in the Loan Portfolio - continued


Activity in the Allowance for Loan Losses is as follows:

                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                                 2002                 2001
                                                                                         -------------------  -------------------

Balance, January 1,                                                                            $      1,112          $     1,019

Provision for loan losses for the period                                                                390                  238

Net loans (charged-off) recovered for the period                                                       (130)                (196)
                                                                                         -------------------  -------------------
Balance, end of period                                                                         $      1,372          $     1,061
                                                                                               ============          ===========

Gross loans outstanding, end of period                                                         $    156,592         $    110,922

Allowance for loan losses to loans outstanding                                                        0.88%                0.96%


Deposits

At September 30, 2002, total deposits increased by $40,333,000, or 33.5%, from December 31, 2001. The largest increase was in interest-bearing demand deposits, which increased $36,841,000 to $49,639,000 at September 30, 2002. Expressed in percentages, interest-bearing deposits increased 31%, and noninterest-bearing deposits increased 68%. The largest increase in interest-bearing deposit accounts was in interest-bearing demand deposits. During the second quarter of 2002, we began offering an interest-bearing checking account for high balance deposit accounts. As of September 30, 2002, we obtained deposits totaling $35,007,616 for this new type of account. We subsequently ceased accepting additional accounts for this class of checking account.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                                                            September 30,        December 31,
                                                                                                2002                 2001
                                                                                         -------------------  -------------------

 Noninterest-bearing demand deposits                                                           $     15,921          $     9,475
 Interest-bearing demand deposits                                                                    49,639               12,798
 Savings deposits                                                                                    21,307               19,157

 Time deposits                                                                                       73,539               78,643
                                                                                                     ------               ------

                                                                                               $    160,406         $    120,073
                                                                                                    =======              =======

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2002:

(Dollars in thousands)

                                                          Quarterly
          Date of Advance                   Rate           Payment            Maturity Date             Balance
-------------------------------------    ------------   --------------   ------------------------   ----------------
  February 25, 2000                         5.92%             $    74      March 1, 2010                 $    5,000

  May 18, 2000                              6.49%                  75      May 24, 2010                       4,600

  March 19, 2001                            5.05%                  63      March 22, 2011                     5,000

  January 17, 2002                          3.88%                  48      January 17, 2012                   5,000

  July 23, 2002                             3.81%                  48      July 23, 2012                      5,000

  September 4, 2002                         3.56%                  19      September 4, 2012                  2,090
                                                         -------------                                   ----------
                                                             $    327                                    $   26,690
                                                         =============                                   ==========

Advances from the Federal Home Loan Bank are all fixed rate advances, with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $27,053,000 at September 30, 2002 and our investment in Federal Home Loan Bank stock of $1,334,500, which is included in nonmarketable equity securities.

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 84% at September 30, 2002, and 86% at December 31, 2001.

Securities available-for-sale, which totaled $13,512,000 at September 30, 2002, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2002, unused lines of credit totaled $20,758,000.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $10,895,000 at December 31, 2001 to $19,492,000 at September 30, 2002. The increase of $8,597,000 is primarily attributable to the issuance of 365,492 shares of common stock at $22 per share in our registered public offering which we completed in August 2002. Net income of $782,000 and the unrealized gain in available-for-sale securities of $107,000 also contributed to the increase in shareholders' equity. In addition, we declared a five percent stock dividend in February 2002, which was paid on March 20, 2002. There was a charge of $16,000 to retained earnings for cash paid for fractional shares.

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

                           HCSB FINANCIAL CORPORATION

-----------------------------------------------------------------

Capital Resources - continued

The following table summarizes the Company's risk-based capital at September 30, 2002:

Shareholders' equity                                                                                                 $    19,492


 Less: unrealized gains on available-for-sale securities                                                                    (135)
                                                                                                                         --------

 Tier 1 capital                                                                                                           19,357
                                                                                                                         --------


 Plus: allowance for loan losses (1)                                                                                       1,372
                                                                                                                         ---------
 Total capital                                                                                                       $    20,729
                                                                                                                         ==========

 Risk-weighted assets                                                                                                $   163,396
                                                                                                                         ==========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                                                                                11.85%
   Total capital (to risk-weighted assets)                                                                                 12.69%
   Tier 1 capital (to total average assets)                                                                                10.15%

 (1) limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $18,577,000 and standby letters of credit of $548,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

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

Item 3.  Controls and Procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           HCSB FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits: None

(b)      Reports on Form 8-K.

The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

99.1 The Company filed a Form 8-K on August 12, 2002 to disclose that the Chief Executive Officer, James R. Clarkson, and the Chief Financial Officer, Michael W. Hambrick, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3, 4,and 5 are not applicable.

                           HCSB FINANCIAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 By:    /s/ James R. Clarkson
                                        -----------------------------------
                                        James R. Clarkson
                                        President & Chief Executive Officer




Date: November 13, 2002          By:  /s/ Michael W. Hambrick
                                       ------------------------------------
                                       Michael W. Hambrick
                                       Vice President & Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James R. Clarkson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HCSB Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                  /s/ James R. Clarkson
                                          --------------------------------------
                                          James R. Clarkson
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael W. Hambrick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HCSB Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002             /s/ Michael W. Hambrick
                                     ------------------------------------------
                                     Michael W. Hambrick
                                     Vice President and Chief Financial Officer