Form 10KSB
period 2002-12-31
HCSB FINANCIAL CORP
filed 2003-03-27
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 2002

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION*
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         South Carolina                                     57-1079444
-------------------------------------------------------------------------------
       (State or other                                   (I.R.S. Employer
       jurisdiction of                                  Identification No.)
 incorporation or organization)


5201 Broad Street, Loris, South Carolina                    29569
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 843/756-6333
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (net interest income plus noninterest income) for its most recent fiscal year were $14,011,000.

The aggregate market value (computed on the basis of the most recent trades of which the issuer was aware) of shares of the Common Stock held by non-affiliates of the registrant as of March 21, 2003 was $35,593,765. The market value calculation assumes that all shares beneficially owned by members of the board of directors of the issuer are shown owned by "affiliates", a status which each of the directors individually disclaims.

The number of shares outstanding of the issuer's classes of common stock as of March 21, 2003, was 1,547,555.

Transitional Small Business Disclosure Format. (Check one): Yes        No   X
                                                               ------     -----



                       DOCUMENTS INCORPORATED BY REFERENCE

                             Company's             Proxy Statement for the 2003
                                                   Annual Shareholders Meeting
                                                   - Part III 2002 Annual
                                                   Report - - Part II.

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

        o        changes in technology;

        o        the level of allowance for loan loss;

        o        the rate of delinquencies and amounts of charge-offs;

        o        the rates of loan growth;

        o adverse changes in asset quality and resulting credit risk-related losses and expenses;

        o        changes in monetary and tax policies;

        o        changes in the securities markets; and

        o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General Overview

         HCSB Financial Corporation was incorporated as a South Carolina corporation on June 10, 1999 to serve as the holding company for Horry County State Bank. The bank is a state-chartered commercial bank which commenced operations on January 4, 1988. Over the last fifteen years we have grown from a newborn bank with assets of $2.2 million, one office, and seven employees to a bank with over $200 million in assets, eleven offices, and over one hundred employees. We opened two new offices in 2002, giving us a presence in most markets within Horry County. At the present year, at the present time, we are not actively considering any additional branch expansion, although we shall remain open to any potential opportunity that we believe to be beneficial to our company and shareholders. Our primary goal in 2003 will be to further develop the business volume at each of our present offices and thereby bring our profitability ratios back towards where they were prior to our branch expansions over the last couple of years. We offer a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs.

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

        o Internal Growth, Branch Expansion. We have grown significantly over the last five years. We will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

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

Location and Service Area

         Our primary market includes Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. We offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA's. Most of the banks in Horry County in South Carolina and Brunswick and Columbus counties in North Carolina are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and Horry County in South Carolina and Brunswick and Columbus counties in North Carolina, we believe that there is a void in the community banking market in Brunswick and Columbus counties in North Carolina that we successfully fill. We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast. We intend to continue to expand our branch network to take advantage of opportunities caused by this growth. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and on individuals.

Banking Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our market area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

          Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 40.1% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

         Commercial Loans. Approximately 29.7% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

         Consumer Loans. Consumer loans make up approximately 15.4% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

         Agricultural Loans. Approximately 3.4% of our loan portfolio consists of agricultural loans. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

         Construction and Development Loans. The remaining 10.5% of our loan portfolio is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

Competition

         The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. As of June 2002, there were fourteen commercial banks and four savings banks operating in Horry County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in this market. Nevertheless, a number of these competitors are well established in our service area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 21, 2003, the bank had 104 full-time and 2 part- time employees. The company does not have any employees other than its officers. Neither the company nor the bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.


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

USA Patriot Act of 2001

         In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

ITEM 2.           DESCRIPTION OF PROPERTIES

         The organizers of Horry County State Bank purchased a lot at 5009 Broad Street, Loris, South Carolina in 1987, and the bank initially opened for business in January 1988 in a modular facility on this site. The bank subsequently built a permanent building on this same site, moved its entire operation into this facility in April 1999 and sold the modular building. The permanent building was enlarged several years later to accommodate the bank's growth and need to expand its support operations area. Today this building houses the bank's main branch bank in Loris, the bank's Residential Mortgage Loan Department and the bank's Investment Services Department. The bank owns this property in fee simple title.

         In 1994 the bank purchased a lot in fee simple at 5264 Hwy. 9, Green Sea, South Carolina and opened a full-service branch bank on this site in March 1995 in a modular building. The bank subsequently constructed a 2,300 square foot building on this site and relocated its branch operations into this permanent facility in February 1998. The bank still owns the modular building, which is presently unoccupied.

         In January 1997, the bank purchased a commercial lot and former banking office at 4011 Meeting Street, Loris, South Carolina, and renovated this building to accommodate a second branch facility in Loris as well as the bank's central credit operations department. The bank opened this facility in May 1997. It presently serves solely as a branch banking facility. The bank owns this property in fee simple.

         The bank purchased a lot and building at East 5th Street, Tabor City, North Carolina in July, 1997, in anticipation of filing an Application to Establish a Branch Banking Facility at this location based on the fact that the Reigle-Neal Act would authorize interstate branching into North Carolina effective June 1, 1997. Late in May 1997, however the North Carolina legislature rescinded its earlier position on interstate branching and extended its moratorium on such branching into North Carolina until June 1, 1999. Since that time, this moratorium has been extended permanently. The bank still owns this property in fee simple.

         Having been thwarted by the North Carolina banking statute change, the bank entered into a long-term lease agreement to lease a lot at 3201 Hwy. 701 North, Loris, South Carolina which borders the South Carolina-North Carolina boundary. The lease included an initial 5-year term with four renewal options of five years each. The bank opened a full-service branch operation in a modular facility on this site in October 1997. The bank expects to build a permanent facility on this site in the future.

         In March 1996, the bank purchased in fee simple a 2.82 acre tract on Hwy. 9, Little River, South Carolina and subsequently purchased a modular banking facility for location on this site. The bank opened this branch bank in October 1997, at 3189 Hwy. 9, Little River, South Carolina. In November 1999, the bank completed and moved this branch banking operation into a new 3,300 square foot permanent building on this same property, although the physical address changed to 3187 Hwy. 9, Little River, South Carolina. In March 2000, the bank sold the modular building and subsequently sold a 1.18 acre portion of this tract.

         In November 1997, the bank entered into an agreement to lease a commercial lot and former bank building at 1627-A Church Street, Conway, South Carolina. The bank opened a full-service branch operation at this location in February 1998, and subsequently purchased this property in April 1998. The bank now owns this property in fee simple. The bank completed a renovation of the building and an addition thereto during the first quarter of 2002.

         In January 1998, the bank purchased a commercial lot and building at 5201 Broad Street, Loris, South Carolina, which is adjacent to the bank's main branch office in Loris. After remodeling and adding on to this building, the bank in March 2000, relocated Executive Offices, Audit Department, Central Deposit Operations, Central Credit Operations and Computer Operations into this 10,000 square foot facility.

         In August 1999, the bank purchased a 0.84 acre commercial lot at 3201 Hwy. 701 North, Conway, South Carolina. In conjunction with this purchase the bank also acquired three lifetime easements on adjoining properties totaling
0.19 acre. The bank opened a 3,300 square foot full service branch operation on this site in August 2000.

         In November 2000, the bank purchased a lot and former full service banking facility at 4600 Hwy. 17 By-pass South, Myrtle Beach, South Carolina. After remodeling this facility, the bank opened for business in February 2001.

         In March 2002, the bank purchased a lot at 4400 Hwy 17 South, North Myrtle Beach, South Carolina. The bank constructed a 3,300 square foot banking facility on this property which opened for business in February 2003.

         In March 2002, the bank entered into an agreement to lease a building at 2713 Hwy 17 South, North Myrtle Beach, South Carolina. The lease is for one year with two three month renewal options. The bank opened this office in June 2002 and operated there during the construction of the permanent building at 4400 Hwy 17 South, North Myrtle Beach, South Carolina. The bank moved into this permanent facility in February 2003 and terminated the lease of the temporary facility.

         In March 2002, the bank entered into an agreement to lease an office building at 1601 North Oak Street, Suite 103, Myrtle Beach, South Carolina. The lease is for one year with twelve one month renewal options. The bank purchased a lot at 1701 North Oak Street in Myrtle Beach, SC in October 2002 on which to build a permanent branch facility and received approval of its application to establish the proposed branch in July 2002. The bank opened for business in the temporary location in August 2003. The bank expects to begin construction of its permanent facility during the second quarter of 2003.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of operations, we are a party to various legal proceedings. Our management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position during the year ended December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON SHARE AND DIVIDENDS

            Pursuant to Rule 463, we are obligated to report on the use of proceeds from our public offering. The information provided below is given as of December 31, 2002.

(1) Our registration statement on Form SB-2 (File No. 333-69492) was declared effective by the Commission on January 5, 2002.

(2)      The offering commenced on March 31, 2002.

(3) The offering closed on August 31, 2002 upon the sale of aggregate of 370,541 shares common stock. We deregistered the remaining 129,459 shares on December 10, 2002.

(4)     (i)      The offering was made primarily by our executive officers
                 and directors as well as by Mark S. Buckner as a registered representative of UVEST Investment Services, Inc. Mr. Buckner is also our vice president and senior investment consultant.
                 Neither our executive officers or directors nor Mr. Buckner received any commissions for any sales they made. UVEST served as the selling agent and North Carolina-sponsoring dealer for the offering.

        (ii) Common stock was the only class of securities registered in the offering.

        (iii) 500,000 shares of common stock were registered, of which 370,541 shares were sold. The aggregate offering price of the amount registered was $11,000,000 and the aggregate offering price of the amount sold was $8,151,902.

        (iv) We incurred $324,000 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

        (v) The net proceeds to the company after deducting the total expenses described above were $7,721,000.

        (vi) We used approximately $2,913,000 to out fit two new branches. The remaining $4,808,000 was used to support loan growth and for general working capital purposes.

        (vii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

         In addition, in response to this Item, certain information contained on page 6 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In response to this Item, the information contained on pages 7 through 23 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In response to this Item, the information contained on pages 24 through 44 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         Tourville, Simpson and Caskey, LLP (TSC), which served as the principal independent accountant for the company since December 1987, resigned from such position effective January 2, 2003 as it has ceased its auditing services for all of its clients. TSC's report on the financial statements of the company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         There were no disagreements between the company and TSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TSC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

     The disclosures required by Item 304 (a) (1) (iv) (B) of Regulation S-B are not applicable.

         Elliott Davis, LLC, certified public accountants, was engaged by the company on January 2, 2003, to audit the financial statements for the year ending December 31, 2002. The company did not consult Elliott Davis regarding any of the matters set forth in Item 304 (a) (2) (i) or (ii) of Regulation S-B.

                                    PART III

         Information called for by Part III on this Report on Form 10-KSB have been omitted as we have filed a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934 which includes this information.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         In response to this Item 9, the information contained on pages 4 through 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

         In response to this Item 10, the information contained on page 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         In response to this Item 11, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item 12, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

ITEM 13.   Exhibits, List And Reports On Form 8-K

(a) The following documents are filed as a part of this report:

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

13       The Company's 2002 Annual Report

21       Subsidiaries of Registrant

24       Power of Attorney (contained on signature pages herewith)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.

We filed a Form 8-K on November 14, 2002 to disclose that the Chief Executive Officer, James R. Clarkson, and the Chief Financial Officer, Michael W. Hambrick, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Controls and Procedures

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


                                  HCSB FINANCIAL CORPORATION

                                      /s/ James R. Clarkson
Date:  March 25, 2003             By: -----------------------------
                                      James R. Clarkson, President
                                      & Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Clarkson, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:    /s/ Johnny C. Allen                    Date:  March 25, 2003
      --------------------------
      Johnny C. Allen, Director

By:   /s/ Clay D. Brittain                    Date:  March 25, 2003
      ---------------------------
      Clay D. Brittain, Director


By:   /s/ Russell R. Burgess, Jr.             Date:  March 25, 2003
      -----------------------------
      Russell R. Burgess, Jr., Director


By:   /s/ D. Singleton Bailey                 Date:  March 25, 2003
      ----------------------------
      D. Singleton Bailey, Director


By:  /s/ Franklin C. Blanton                  Date:  March 25, 2003
      ----------------------------
      Franklin C. Blanton, Director


By:  /s/ William H. Caines                    Date:  March 25, 2003
      ----------------------------
      William H. Caines, Director


By:  /s/ James R. Clarkson                    Date:  March 25, 2003
      ----------------------------
      James R. Clarkson, Director,
      President & CEO


By:  /s/ J. Lavelle Coleman                   Date:  March 25, 2003
      ----------------------------
      J. Lavelle Coleman, Director

By:  /s/ Larry G. Floyd                       Date:  March 25, 2003
     ---------------------------
     Larry G. Floyd, Director


By:  /s/ Boyd R. Ford, Jr.                    Date:  March 25, 2003
     ---------------------------
     Boyd R. Ford, Jr., Director


By:  /s/ Tommie W. Grainger                  Date:  March 25, 2003
     ---------------------------
     Tommie W. Grainger, Director


By:  /s/ Randy B. Hardee                     Date:  March 25, 2003
     ---------------------------
     Randy B. Hardee, Director


By:  /s/ Michael W. Hambrick                 Date:  March 25, 2003
     ---------------------------
     Michael W. Hambrick, Vice
     President and
     Chief Financial Officer
    (Principal Accounting Officer)

By: /s/ Gwyn G. McCutchen                    Date:  March 25, 2003
    ---------------------------
    Gwyn G. McCutchen, Director

By: /s/ T. Freddie Moore                     Date:  March 25, 2003
    ----------------------------
    T. Freddie Moore, Director

By:  /s/ Carroll D. Padgett, Jr.             Date:  March 25, 2003
    ----------------------------
    Carroll D. Padgett, Jr., Director

By:  /s/ Bill G. Page                        Date:  March 25, 2003
    ----------------------------
    Bill G. Page, Director

                                  EXHIBIT INDEX


3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

13       The Company's 2002 Annual Report

21       Subsidiaries of Registrant

24       Power of Attorney (contained on signature pages herewith)