Form 10KSB/A
period 2002-12-31
HCSB FINANCIAL CORP
filed 2003-03-31
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 2002

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION*
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         South Carolina                              57-1079444
-------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                Identification No.)


5201 Broad Street, Loris, South Carolina                  29569
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

                                EXPLANATORY NOTE

         This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than as a part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HCSB FINANCIAL CORPORATION

Date:  March 28, 2003                           By: /s/ James R. Clarkson
                                                --------------------------
                                                James R. Clarkson, President
                                                & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:    /s/ Johnny C. Allen
       -------------------------
        Johnny C. Allen, Director

By:   /s/ Clay D. Brittain
      ---------------------------
        Clay D. Brittain, Director


By:   /s/ Russell R. Burgess, Jr.
      -----------------------------------
        Russell R. Burgess, Jr., Director


By:   /s/ D. Singleton Bailey
      -------------------------------
        D. Singleton Bailey, Director


By:   /s/ Franklin C. Blanton
      -------------------------------
        Franklin C. Blanton, Director


By:   /s/ William H. Caines
      -------------------------------
        William H. Caines, Director


By:   /s/ James R. Clarkson                             Date:  March 28, 2003
      ---------------------------------------------
        James R. Clarkson, Director, President & CEO


By:  /s/ J. Lavelle Coleman
     ------------------------------
        J. Lavelle Coleman, Director


By:   /s/ Larry G. Floyd
     ----------------------------
        Larry G. Floyd, Director


By:  /s/ Boyd R. Ford, Jr.
     -----------------------------
        Boyd R. Ford, Jr., Director


By:  /s/ Tommie W. Grainger
     -------------------------------
        Tommie W. Grainger, Director


By:  /s/ Randy B. Hardee
     ------------------------------
        Randy B. Hardee, Director


By:  /s/ Michael W. Hambrick
     ----------------------------------------
        Michael W. Hambrick, Vice President and
        Chief Financial Officer (Principal
        Accounting Officer)

By:  /s/ Gwyn G. McCutchen
         ---------------------------
         Gwyn G. McCutchen, Director

By:     /s/ T. Freddie Moore
        --------------------------
        T. Freddie Moore, Director

By:     /s/ Carroll D. Padgett, Jr.
       ---------------------------
        Carroll D. Padgett, Jr., Director

By:     /s/ Bill G. Page
       ---------------------------
        Bill G. Page, Director

By:    /s/ James R. Clarkson                             Date:  March 28, 2003
       ---------------------------------------------
        As Attorney-In-Fact

                                  Certification

I, James R. Clarkson, certify that:

1. I have reviewed this annual report on Form 10-KSB of HCSB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003

                                                    /s/ James R. Clarkson
                                                    ---------------------
                                                     James R. Clarkson
                                                     President and Chief
                                                     Executive Officer

                                  Certification

I, Michael W. Hambrick, certify that:

1. I have reviewed this annual report on Form 10-KSB of HCSB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
                                                    /s/ Michael W. Hambrick
                                                     -----------------------
                                                     Michael W. Hambrick
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

13.1 Annual Report to Shareholders for the year ended December 31, 2002 (incorporated to Exhibit 13 to the Company's Form 10-KSB for the period ended December 31, 2002).

21.1. Subsidiaries of the Company (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).