Form 10QSB
period 2003-03-31
HCSB FINANCIAL CORP
filed 2003-05-13
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ------      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                                                 --------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------     THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ---------

                        Commission File Number 000-26995

                           HCSB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        South Carolina                             57-1079444
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

1,547,555 shares of common stock, $.01 par value, were issued and outstanding as of May 9, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [ X ]

                           HCSB FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                          Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003
            and December 31, 2002..............................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002......................................4

         Condensed Consolidated Statements of Shareholders' Equity and
            Comprehensive Income - Three months ended March 31,
            2003 and 2002......................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002......................................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2. Management's Discussion and Analysis or Plan of Operation...........8-14

Item 3. Controls and Procedures............................................14-15

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K......................................16

         (a) Exhibits.........................................................16

         (b) Reports on Form 8-K..............................................16

                           HCSB FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets
                                                                                    March 31,           December 31,
(Dollars in thousands)                                                                 2003                 2002
                                                                                 -----------------     ----------------
Assets:                                                                            (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks                                                         $  11,126             $   8,243
    Federal funds sold                                                                 35,100                11,350
                                                                                    ---------             ---------
                                                                                      46,226                19,593
                                                                                    ---------             ---------

Securities available-for-sale                                                          19,545                18,060
Nonmarketable equity securities                                                         1,894                 1,394
                                                                                    ---------             ---------
                                                                                       21,439                19,454
                                                                                    ---------             ---------

Loans receivable                                                                      174,552               162,833
Less allowance for loan losses                                                         (1,454)               (1,452)
                                                                                    ---------             ---------
  Loans, net                                                                          173,098               161,381
                                                                                    ---------             ---------

Premises and equipment, net                                                             8,123                 7,908
Accrued interest receivable                                                             1,488                 1,585
Other assets                                                                            1,828                 1,677
                                                                                    ---------             ---------

    Total assets                                                                    $ 252,202             $ 211,598
                                                                                    =========             =========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                             $  19,185             $  16,714
    Interest-bearing demand deposits                                                   67,066                58,329
    Money market                                                                       21,411                18,798
    Savings                                                                             4,221                 3,534
    Time deposits                                                                      82,042                66,786
                                                                                    ---------             ---------
                                                                                      193,925               164,161
                                                                                    ---------             ---------

  Advances from the Federal Home Loan Bank                                             36,690                26,690
  Accrued interest payable                                                                446                   314
  Other liabilities                                                                       807                   583
                                                                                    ---------             ---------
    Total liabilities                                                                 231,868               191,748
                                                                                    ---------             ---------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
    1,547,555 shares issued and outstanding                                                15                    15
  Capital surplus                                                                      19,426                17,652
  Retained earnings                                                                       698                 2,067
  Accumulated other comprehensive income                                                  209                   122
  Treasury stock, at cost                                                                 (14)                   (6)
                                                                                    ---------             ---------
    Total shareholders' equity                                                         20,334                19,850
                                                                                    ---------             ---------

    Total liabilities and shareholders' equity                                      $ 252,202             $ 211,598
                                                                                    =========             =========


See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                 -------------------------------------
(Dollars in thousands)                                                                 2003                 2002
                                                                                 -----------------     ---------------
Interest income:
  Loans, including fees                                                             $  3,144             $  2,602
  Investment securities:
    Taxable                                                                              136                  149
    Tax-exempt                                                                            39                   39
    Nonmarketable equity securities                                                       17                   12
  Other interest income                                                                   60                   25
                                                                                    --------             --------
      Total                                                                            3,396                2,827
                                                                                    --------             --------

Interest expense:
  Certificates of deposit $100M and over                                                 161                   76
  Other deposits                                                                         873                  893
  Other interest expense                                                                 363                  254
                                                                                    --------             --------
      Total                                                                            1,397                1,223
                                                                                    --------             --------

Net interest income                                                                    1,999                1,604
Provision for loan losses                                                                135                  100
                                                                                    --------             --------

Net interest income after provision for loan losses                                    1,864                1,504
                                                                                    --------             --------

Noninterest income:
  Service charges on deposit accounts                                                    274                  246
  Credit life insurance commissions                                                       51                   36
  Other operating income                                                                  80                   61
                                                                                    --------             --------
      Total                                                                              405                  343
                                                                                    --------             --------

Noninterest expenses:
  Salaries and employee benefits                                                       1,103                  874
  Net occupancy expense                                                                  121                   95
  Furniture and equipment expense                                                        178                  141
  Other operating expenses                                                               476                  351
                                                                                    --------             --------
      Total                                                                            1,878                1,461
                                                                                    --------             --------

Income before income taxes                                                               391                  386

Income tax provision                                                                     138                  137
                                                                                    --------             --------

Net income                                                                          $    253             $    249
                                                                                    ========             ========

Basic earnings per share                                                            $   0.17             $   0.23
Diluted earnings per share                                                          $   0.17             $   0.23





See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

          Condensed Consolidated Statement of Shareholders' Equity and
                              Comprehensive Income
               for the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                           Accumulated
                                                                                              Other
(Dollars in thousands)                Common Stock            Capital       Retained      Comprehensive      Treasury
                                 Shares          Amount       Surplus       Earnings         Income           Stock        Total
                                 ------          ------       -------       --------         ------           -----        -----
Balance,
 December 31, 2001               1,052,175       $  11        $ 8,793       $  2,063       $      28                     $ 10,895

Net income for the period                                                        249                                          249
Other comprehensive
 income, net of tax                                                                              (49)                         (49)
                                                                                                                         --------
Comprehensive income                                                                                                          200
                                                                                                                         --------

Issuance of 5% stock dividend       51,880                      1,141         (1,141)
Payment of fractional
 shares                                                                          (16)                                         (16)

Stock issuance costs                                              (21)                                                        (21)
                               -----------       -----        -------       --------       ---------                     --------
Balance, March 31, 2002          1,104,055       $  11        $ 9,913       $  1,155       $     (21)                    $ 11,058
                               ===========       =====        =======       ========       =========                     ========
Balance,
 December 31, 2002               1,469,767          15         17,652          2,067             122             (6)       19,850
Net income for the period                                                        253                                          253

Other comprehensive income,
net of tax                                                                                        87                           87
                                                                                                                         --------

Comprehensive income                                                                                                          340
                                                                                                                         --------

Issuance of 5% stock dividend       72,959                      1,605         (1,605)                                           0
Payment of fractional
shares                                                                           (17)                                         (17)
Issuance of stock                    4,829                        106                                                         106

Reimbursement of
  stock issuance costs                                             63                                                          63
Purchase of treasury stock
(604 shares)                                                                                                     (8)           (8)

                               -----------       -----        -------       --------       ---------                     --------
Balance, March 31, 2003          1,547,555       $  15        $19,426       $    698       $     209           $(14)     $ 20,334
                               ===========       =====        =======       ========       =========           ====      ========

See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Three Months Ended
(Dollars in thousands)                                                                         March 31,
                                                                                 --------------------------------------
                                                                                      2003                   2002
                                                                                 ----------------      ----------------
Cash flows from operating activities:
  Net income                                                                        $    253              $    249
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        116                   110
    Provision for loan losses                                                            135                   100
    Amortization less accretion on investments                                            43                     2
    Amortization of deferred loan costs                                                   41                    38
    Loss (gain) on sale of premises and equipment                                         16                     4
    (Increase) decrease in interest receivable                                            97                    21
    Increase (decrease) in interest payable                                              132                    58
    (Increase) decrease in other assets                                                 (151)                 (556)
    Increase (decrease) in other liabilities                                             173                   795
                                                                                    --------              --------
      Net cash provided by operating activities                                          855                   821
                                                                                    --------              --------

Cash flows from investing activities:
  Maturities of time deposits with banks                                                   -                   599
  Net increase in loans to customers                                                 (11,893)              (13,821)
  Purchases of securities available-for-sale                                          (5,645)               (8,911)
  Maturities of securities available-for-sale                                          4,255                 9,467
  Proceeds for sales of premises and equipment                                            94                     -
  Purchases of nonmarketable equity securities                                          (500)                 (250)
  Purchases of premises and equipment                                                   (441)               (1,452)
                                                                                    --------              --------
    Net cash used by investing activities                                            (14,130)              (14,368)
                                                                                    --------              --------

Cash flows from financing activities:
  Net increase in demand deposits                                                     29,764                14,397
  Decrease in federal funds purchased                                                      -                (2,310)
  Advances from Federal Home Loan Bank                                                10,000                 5,000
  Reimbursement (costs) of stock issuance                                                 63                   (21)
  Purchase of treasury stock                                                              (8)                    -
  Issuance of stock                                                                      106                     -
  Cash paid in lieu of fractional shares                                                 (17)                  (16)
                                                                                    --------              --------
    Net cash provided by financing activities                                         39,908                17,050
                                                                                    --------              --------

Net increase  in cash and cash equivalents                                            26,633                 3,503

Cash and cash equivalents, beginning of period                                        19,593                 4,986
                                                                                    --------              --------

Cash and cash equivalents, end of period                                            $ 46,226              $  8,489
                                                                                    ========              ========

Cash paid during the period for:
 Income taxes                                                                       $      -              $     50
 Interest                                                                           $  1,265              $  1,165



See notes to condensed consolidated financial statements.

                           HCSB FINANCIAL CORPORATION


Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation's 2002 Annual Report.


Note 2 - Comprehensive Income
-----------------------------

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect:

                                                                   Pre-tax          (Expense)          Net-of-tax
(Dollars in thousands)                                             Amount            Benefit             Amount
                                                               ----------------   ---------------    ---------------
 For the Three Months Ended March 31, 2003:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $    138           $   (51)             $   87
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                  -                 -                   -
                                                                   --------           -------              ------
 Net unrealized gains (losses) on securities                            138               (51)                 87
                                                                   --------           -------              ------

 Other comprehensive income                                        $    138               (51)                 87
                                                                   ========           =======              ======


                                                                   Pre-tax          (Expense)          Net-of-tax
(Dollars in thousands)                                             Amount            Benefit             Amount
                                                               ----------------   ---------------    ---------------
 For the Three Months Ended March 31, 2002:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $    (78)          $    29              $  (49)
 Plus: reclassification adjustment for gains (losses)
 realized in net income                                                   -                 -                   -
                                                                   --------           -------              ------
 Net unrealized gains (losses) on securities                            (78)               29                 (49)
                                                                   --------           -------              ------

 Other comprehensive income                                        $    (78)          $    29              $  (49)
                                                                   ========           =======              ======


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

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. o

                           HCSB FINANCIAL CORPORATION

Results of Operations
---------------------

Net Interest Income
-------------------

For the quarter ended March 31, 2003, net interest income was $1,999,000, an increase of $395,000, or 24.63%, over the same period in 2002. Interest income from loans, including fees, was $3,144,000 for the three months ended March 31, 2003, an increase of $542,000, or 20.83%, over the three months ended March 31, 2002. This increase was fueled by the continued expansion of our loan portfolio as a result of the addition of two branch locations in the Myrtle Beach marketplace. Other interest income, primarily composed of interest earned on federal funds sold, totaled $60,000, an increase of $35,000 over the first quarter of 2002. This increase was due to a corresponding increase in federal funds sold, which corresponded with the increases in deposits and borrowings. Interest expense for the three months ended March 31, 2003 was $1,397,000, compared to $1,223,000 for the same period in 2002. This increase reflected the growth in the bank's deposit base, also largely attributable to the bank's new Myrtle Beach area branches and interest expense on borrowings. The net interest margin realized on earning assets was 3.80% for the three months ended March 31, 2003, as compared to 4.43% for the three months ended March 31, 2002. The interest rate spread decreased from 4.18% at March 31, 2002 to 3.52% at March 31, 2003. The narrower margins and spreads can be attributed to the decline of overall interest rates on loans outpacing the decline of overall interest rates on deposits.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2003, the provision charged to expense was $135,000, compared to $100,000 for the three months ended March 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. At March 31, 2003, the allowance for loan losses was $1,454,000, compared to $1,452,000 at December 31, 2002, which represented .84% and .89% of outstanding loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.


Noninterest Income
------------------

Noninterest income during the three months ended March 31, 2003 was $405,000, an increase of $62,000, or 18.08%, from the comparable period in 2002. The increase is largely a result of an increase in service charges on deposit accounts from $246,000 for the three months ended March 31, 2002 to $274,000 for the three months ended March 31, 2003. Deposits at March 31, 2002 were $134,470,000, compared to $193,925,000 at March 31, 2003. See also the discussion below under "Assets and Liabilities."

Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2003 was $1,878,000, or 28.54%, higher than the three months ended March 31, 2002. The primary reason for the increase was the $229,000 increase in salaries and employee benefits over the two periods. This increase was largely due to continued growth in the bank and staffing needs to meet this growth, and in particular the extra staff required for the Windy Hill and Myrtle Beach

                           HCSB FINANCIAL CORPORATION


Branches we opened in 2002. In addition, furniture and equipment expenses increased $37,000, or 26.24%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Other operating expenses increased $125,000 to $476,000 for the three months ended March 31, 2003 when compared to the same period in 2002. Increases in furniture and equipment expenses and other operating expenses were attributable to necessary furnishings and expenses for the additional branches.

Income Taxes
------------

The income tax provision for the three months ended March 31, 2003 was $138,000, as compared to $137,000 for the same period in 2002. The effective tax rates were 35.29% and 35.49% at March 31, 2003 and 2002, respectively.

Net Income
----------

Although our net interest income and our noninterest income both increased substantially for the first quarter of 2003 over the first quarter of 2002, our noninterest expenses also increased over this same period as a result of our branch expansion in 2002. We opened our Windy Hill Beach office on June 3, 2002, and our Myrtle Beach office on August 5, 2002, both in temporary quarters. As is generally the case with new offices, although these offices are already generating a material number of new deposits, it takes a while for them to offset initial personnel costs and overhead. The combination of the above factors resulted in net income for the three months ended March 31, 2003 of $253,000, as compared to $249,000 for the same period in 2002. This represents an increase of $4,000, or 1.61%, over the same period in 2002. We also completed a secondary stock offering in 2002 to raise the capital for the expansion of our branch network. Between March and August 2002, we issued 365,712 shares of our common stock at a price per share of $22.00. Consequently, although our net income increased for the first quarter of 2003 over the first quarter of 2002, our earnings per share decreased to $.17 per share for the quarter ended March 31, 2003 from $.23 per share for the quarter ended March 31, 2002.

Assets and Liabilities
----------------------

During the first three months of 2003, total assets increased $40,604,000, or 19.19%, when compared to December 31, 2002. The primary reason for the increase in assets was due to an increase in federal funds sold of $23,750,000 during the first three months of 2003. Advances from the Federal Home Loan Bank increased $10,000,000 in the first three months of 2003. These advances were obtained to fund our anticipated loan growth. In order to better match maturities of liabilities with the loan portfolio, we have chosen to increase our borrowings with the Federal Home Loan Bank rather than to concentrate solely on increasing deposits. This also allows us to lock in low rates for a longer period of time. Nevertheless, largely as a result of the opening of our two new branches, total deposits increased $29,764,000, or 18.13%, from the December 31, 2002 amount of $164,161,000. Within the deposit area, interest-bearing deposits increased $27,293,000, or 18.51%, and noninterest-bearing deposits increased $2,471,000, or 14.78%, during the first three months of 2003. During the first three months of 2003, total gross loans increased $11,719,000, or 7.20%. when compared to December 31, 2002.


Investment Securities
---------------------

Investment securities available-for-sale increased from $18,060,000 at December 31, 2002 to $19,545,000 at March 31, 2003. This represents an increase of $1,485,000, or 8.22%, from December 31, 2002 to March 31, 2003.

Loans
-----

Net loans increased $11,717,000, or 7.26%, during the three month period ended March 31, 2003. There were two primary reasons for this growth. First, our presence in the Myrtle Beach area led to a growth in our real estate loans. Second, our agricultural loans increased $3,405,000, or 61.96%, to $8,901,000 at March 31, 2003. This is a normal

                           HCSB FINANCIAL CORPORATION


increase as farmers in our market obtain funds for the current farming season. Balances within the major loans receivable categories are as follows:

                                                                                   March 31,        December 31,
(Dollars in thousands)                                                               2003               2002
                                                                               -----------------  -----------------
 Real estate - construction and land development                                   $  18,015          $  17,032
 Real estate - other                                                                  72,339             65,245
 Agricultural                                                                          8,901              5,496
 Commercial and industrial                                                            50,149             48,403
 Consumer                                                                             24,700             25,020
 Other, net                                                                              448              1,637
                                                                                   ---------          ---------
                                                                                   $ 174,552          $ 162,833
                                                                                   =========          =========

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                             March 31,        December 31,
                                                                                     2003               2002
                                                                               -----------------  -----------------
 Loans:     Nonaccrual loans                                                       $   1,194          $     915
            Accruing loans more than 90 days past due                              $     161          $     381

 Loans identified by the internal review mechanism:
                 Criticized                                                        $   1,852          $   1,133
                 Classified                                                        $   1,219          $   2,086



Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                    Three months ended
                                                                                              March 31,
                                                                               ------------------------------------
                                                                                     2003               2002
                                                                               -----------------  -----------------
 Balance, January 1                                                                $   1,452          $   1,112
 Provision for loan losses for the period                                                135                100
 Net loans charged-off for the period                                                   (133)               (44)
                                                                                   ---------          ---------

 Balance, end of period                                                            $   1,454          $   1,168
                                                                                   =========          =========

 Gross loans outstanding, end of period                                            $ 174,552          $ 131,311
 Allowance for Loan Losses to loans outstanding                                         0.84%              0.89%


Deposits
--------

At March 31, 2003, total deposits increased by $29,764,000, or 18.13%, from December 31, 2002. The largest increase was in time deposits, which increased $15,256,000 to $82,042,000 at March 31, 2003. Expressed in percentages, noninterest-bearing deposits increased 14.78% and interest-bearing demand and savings deposits increased 14.92%.

                           HCSB FINANCIAL CORPORATION


Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                        March 31,   December 31,
(Dollars in thousands)                                    2003         2002
                                                       ----------   ------------
 Noninterest-bearing demand deposits                   $  19,185     $  16,714
 Interest-bearing demand deposits                         67,066        58,329
 Savings and money market deposits                        25,632        22,332
 Certificates of deposit                                  82,042        66,786
                                                       ---------     ---------
                                                       $ 193,925     $ 164,161
                                                       =========     =========

Advances from the Federal Home Loan Bank
----------------------------------------

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2003:

(Dollars in thousands)

                                                           Quarterly
          Date of Advance                   Rate           Payment            Maturity Date              Balance
-------------------------------------    ------------   ---------------  -------------------------   ----------------
  February 25, 2000                         5.92%           $     76           March 1, 2010            $    5,000
  May 18, 2000                              6.49%                 76            May 24, 2010                 4,600
  March 19, 2001                            5.05%                 64          March 22, 2011                 5,000
  January 17, 2002                          3.88%                 48        January 17, 2012                 5,000
  July 23, 2002                             3.81%                 49            July 23,2012                 5,000
  September 5, 2002                         3.56%                 19          August 4, 2012                 2,090
  January 30, 2003                          3.36%                 42        January 30, 2013                 5,000
  March 11, 2003                            3.09%                 39          March 11, 2008                 5,000
                                                            --------                                    ----------
                                                            $    413                                    $   36,690
                                                            ========                                    ==========

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $29,754,000 at March 31, 2003, as well as our commercial non-industrial loans totaling approximately $36,130,000 at March 31, 2003. We have also pledged our investment in Federal Home Loan Bank stock of $1,834,500 which is included in nonmarketable equity securities.

                           HCSB FINANCIAL CORPORATION

Liquidity
---------

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 75.69% at March 31, 2003 and 85.32% at December 31, 2002.

Securities available-for-sale, which totaled $19,545,000 at March 31, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2003, unused lines of credit totaled $11,800,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of March 31, 2003, the available credit with Federal Home Loan Bank was $6,710,000.

Off-Balance Sheet Risk
----------------------

Through its operations, the bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003, the bank had issued commitments to extend credit of $24,387,000 and standby letters of credit of $482,000 through various types of commercial lending arrangements. Approximately $ 14,477,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                          After One         After Three
                         Within            Through           Through            Within           Greater
                          One               Three             Twelve             One               Than
                         Month             Months             Months             Year            One Year           Total
                     ---------------    --------------    ---------------    -------------     -------------    ---------------
(In thousands)
Unused commitments
 to extend credit        $   521           $  2,105           $  16,385        $  19,011          $  5,376          $  24,387
Standby letters
 of credit                    25                 52                 405              482                 -                482
                         -------           --------           ---------        ---------          --------          ---------
  Totals                 $   546           $  2,157           $  16,790        $  19,493          $  5,376          $  24,869

The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


Capital Resources
-----------------

Total shareholders' equity increased from $19,850,000 at December 31, 2002 to $20,334,000 at March 31, 2003. The increase of $484,000 is primarily attributable to net income of $253,000 for the period. Equity was also positively affected by the $87,000 increase relating to the change in fair value on securities available-for-sale. In addition, we declared a five percent stock dividend in February 2003, which was paid on March 21, 2003. A negative charge of $17,000 was made against equity for the payment of fractional shares associated with the stock dividend.

                           HCSB FINANCIAL CORPORATION

-----------------

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

The following table summarizes our risk-based capital at March 31, 2003:

(Dollars in thousands)
 Shareholders' equity                                              $    20,334
 Less: unrealized gains on securities available-for-sale                   209
                                                                   -----------
 Tier 1 capital                                                         20,125

 Plus: allowance for loan losses (1)                                     1,454
                                                                   -----------
 Total capital                                                     $    21,579
                                                                   ===========

 Risk-weighted assets                                              $   187,679
                                                                   ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                              10.72%
   Total capital (to risk-weighted assets)                               11.50%
   Tier 1 capital (to total average assets)                               8.76%

 (1) limited to 1.25% of risk-weighted assets

Critical Accounting Policies
----------------------------

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                           HCSB FINANCIAL CORPORATION


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


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits:

Exhibit Number             Description

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended March 31, 2003.

         99.1 The Company filed a Form 8-K on January 7, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002.

         99.2 The Company filed a Form 8-K on March 27, 2003 to disclose that the Chief Executive Officer, James R. Clarkson, and the Chief Financial Officer, Michael W. Hambrick, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                                    By: /s/ JAMES R. CLARKSON
                                       -----------------------------------
                                       James R. Clarkson
                                       President




Date:   May 12, 2003                By: /s/ MICHAEL W. HAMBRICK
                                       -----------------------------------
                                       Michael W. Hambrick
                                       Vice President & Chief Financial Officer

                           HCSB FINANCIAL CORPORATION


                                 CERTIFICATIONS

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



Date:  May 12, 2003                     /s/ James R. Clarkson
                                       -----------------------------------
                                       James R. Clarkson
                                       President and Chief Executive Officer

                           HCSB FINANCIAL CORPORATION

                                 CERTIFICATIONS

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



Date:  May 12, 2003                    /s/ Michael W. Hambrick
                                      -----------------------------------
                                      Michael W. Hambrick
                                      Vice President and Chief Financial Officer

                           HCSB FINANCIAL CORPORATION

                                  EXHIBIT INDEX

Exhibit Number             Description

99.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.