Form 10KSB/A
period 2002-12-31
HCSB FINANCIAL CORP
filed 2003-08-01
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/Amendment No. 2

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____________

Commission file number 000-26995

HCSB Financial Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State of Incorporation)	(I.R.S. Employer Identification No.)

5201 Broad Street
Loris, South Carolina	29569
(Address of principal executive offices)	(Zip Code)

843-756-6333
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes    X    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer’s revenue for the fiscal year ended December 31, 2002 was $14,011,000.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 21, 2003 was $35,593,765. This calculation was based on the average bid and asked price of such common equity on March 21, 2003.

The number of shares outstanding of the issuer’s classes of common stock as of March 21, 2003, was 1,547,555.

Transitional Small Business Disclosure Format. (Check one): Yes      No   X

DOCUMENTS INCORPORATED BY REFERENCE

Company’s Proxy Statement for the 2003 Annual Shareholders Meeting – Part III
2002 Annual Report – – Part II.

*The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

EXPLANATORY NOTE

        This 10-KSB/Amendment No. 2 is being filed to amend Exhibit 13 – 2002 Annual Report of the Company, to revise certain amounts associated with the average number of shares outstanding. Net income per share and period end book value were revised for all periods presented. No other changes have been made to the original 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION By: /s/ James R. Clarkson —————————————— James R. Clarkson, President & Chief Executive Officer

Date: July 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By:	*
Johnny C. Allen, Director
By:	*
Clay D. Brittain, Director
By:	*
Russell R. Burgess, Jr., Director
By:	*
D. Singleton Bailey, Director
By:	*
Franklin C. Blaton, Director
By:	*
William H. Caines, Director
By:	/s/ James R. Clarkson
	James R. Clarkson, Director, President & CEO	July 31, 2003
By:	*
J. Lavelle Coleman, Director
By:	*
Larry G. Floyd, Director
By:	*
Boyd R. Ford, Jr., Director

By:	*
Tommie W. Grainger, Director
By:	*
Randy B. Hardee, Director
By:	*
Michael W. Hambrick, Vice President and
Chief Financial Officer (Principal
Accounting Officer
By:	*
Gwyn G. McCutchen, Director
By:	*
T. Freddie Moore, Director
By:	*
Caroll D. Padgett, Jr., Director
By:	*
Bill G. Page, Director
By:	/s/ James R. Clarkson	July 31, 2003
James R. Clarkson
As Attorney-in-Fact

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).
13	The Company’s 2002 Annual Report (incorporated to Exhibit 21 to the Company’s Form 10-KSB for the period ended December 31, 2002).
13/A	The Company's 2002 Annual Report – Amended pages attached hereto.
21	Subsidiaries of Registrant (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).
24	Power of Attorney (incorporated to Exhibit 21 to the Company’s Form 10-KSB for the period ended December 31, 2002).