Form 10QSB
period 2003-06-30
HCSB FINANCIAL CORP
filed 2003-08-13
CIK 1091491

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE EXCHANGE ACT OF 1934

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,547,544 shares of common stock, par value $.01 per share, were issued and outstanding as of July 31, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

HCSB FINANCIAL CORPORATION

Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Income -
Six months ended June 30, 2003 and 2002 and three months ended June 30, 2003 and 2002	4

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2003 and 2002	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3. Controls and Procedures	16

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Report on 8-K	17

(a) Exhibits	17

(b) Reports on Form 8-K	17

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2003	2002
Assets:	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$10,045	$8,243
Federal funds sold	26,409	11,350

Total cash and cash equivalents	36,454	19,593

Investment securities:
Securities available-for-sale	28,069	18,060
Nonmarketable equity securities	1,894	1,394

Total investment securities	29,963	19,454

Loans:
Loans receivable	183,666	162,833
Less allowance for loan losses	(1,364)	(1,452)

Loans, net	182,302	161,381

Premises and equipment, net	8,236	7,908
Accrued interest receivable	1,747	1,585
Other assets	1,891	1,677

Total assets	$260,593	$211,598

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$20,651	$16,714
Interest-bearing demand deposits	70,941	58,329
Money market	25,505	18,798
Savings	5,425	3,534
Time deposits	82,384	66,786

	201,906	164,161

Advances from the Federal Home Loan Bank	36,690	26,690
Accrued interest payable	376	314
Other liabilities	856	583

Total liabilities	239,828	191,748

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,547,544 and 1,469,767 shares issued and outstanding
at June 30, 2003 and December 31, 2002, respectively	15	15
Capital surplus	19,426	17,652
Retained earnings	1,025	2,067
Treasury stock	-	(6)
Accumulated other comprehensive income	299	122

Total shareholders' equity	20,765	19,850

Total liabilities and shareholders' equity	$260,593	$211,598

        See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2003	2002	2003	2002
Interest income
Loans, including fees	$6,391	$5,559	$3,247	$2,957
Investment securities:
Taxable	324	272	188	123
Tax-exempt	78	79	39	40
Nonmarketable equity securities	35	25	18	13
Other interest income	146	40	86	15

Total	6,974	5,975	3,578	3,148

Interest expense
Deposit accounts	2,149	1,976	1,115	1,007
Advances from the Federal Home Loan Bank	775	517	412	263

Total	2,924	2,493	1,527	1,270

Net interest income	4,050	3,482	2,051	1,878
Provision for loan losses	282	250	147	150

Net interest income after provision for loan losses	3,768	3,232	1,904	1,728

Other income
Service charges on deposit accounts	592	525	318	279
Other charges, commissions and fees	90	64	39	28
Gain on sale of securities	2	-	2	-
Gain on sale of fixed assets	-	8	-	12
Other operating income	170	153	90	88

Total	854	750	449	407

Other expense
Salaries and employee benefits	2,206	1,867	1,103	993
Occupancy expense	241	208	120	113
Advertising and marketing expense	172	148	99	97
Furniture and equipment expense	352	301	174	160
Loss on sale of other real estate	8	37	-	35
Other operating expenses	749	619	354	321

Total	3,728	3,180	1,850	1,719

Income before income taxes	894	802	503	416

Income tax expense	313	279	175	142

Net income	$581	$523	$328	$274

Basic net income per share	$0.38	$0.44	$0.22	$0.23

Diluted net income per share	$0.38	$0.44	$0.22	$0.23

        See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the six months ended June 30, 2003 and 2002
(Unaudited)

						Accumulated
						Other
(Dollars in thousands)	Common Stock		Capital	Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2001	1,052,175	$11	$8,793	$2,063	$-	$28	$10,895

Net income for the period				523			523
Other comprehensive
income, net of tax						46	46

Comprehensive income							569

Payment of fractional shares				(16)			(16)

Issuance of stock	137,237	2	3,455				3,457

Stock issuance costs			(182)				(182)

Issuance of 5% stock dividend	51,880		1,141	(1,141)

Balance, June 30, 2002	1,261,170	$13	$13,207	$1,429	$-	$74	$14,723

Balance,
December 31, 2002	1,469,767	15	17,652	2,067	(6)	122	19,850
Net income for the period				581			581

Other comprehensive income,
net of tax						177	177

Comprehensive income							758

Payment of fractional
shares				(18)			(18)

Issuance of stock	4,829		106				106

Reimbursement of
stock issuance costs			63				63

Sale of treasury stock					6		6

Issuance of 5% stock dividend	72,959		1,605	(1,605)			-

Balance, June 30, 2003	1,547,555	$15	$19,426	$1,025	$-	$299	$20,765

        See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$581	$523
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	287	201
Provision for loan losses	250	250
Amortization less accretion on investments	94	4
Amortization of deferred loan costs	3	58
Gain on sale of securities available-for-sale	(2)	-
Loss (gain) on sale of premises and equipment	16	37
Loss on sale of other real estate	-	(8)
Increase in interest receivable	(162)	(27)
Increase (decrease) in interest payable	62	124
Increase in other assets	(214)	(80)
Increase (decrease) in other liabilities	169	518

Net cash provided by operating activities	1,024	1,600

Cash flows from investing activities:
Maturities of time deposits with banks	-	699
Net increase in loans to customers	(21,174)	(25,810)
Purchases of securities available-for-sale	(17,228)	(17,431)
Maturities of securities available-for-sale	5,453	19,138
Proceeds for sales of securities available-for-sale	1,955	-
Purchases of nonmarketable equity securities	(500)	(250)
Purchases of premises and equipment	(664)	(1,601)
Proceeds from disposals of premises and equipment	93	12
Proceeds from sales of other real estate	-	49

Net cash used by investing activities	(32,065)	(25,194)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	37,745	25,095
Decrease in federal funds purchased	-	(2,310)
Advances from Federal Home Loan Bank	10,000	5,000
Stock issuance (costs) reimbursements	63	(182)
Sale of treasury stock	6	-
Cash paid in lieu of fractional shares	(18)	(16)
Proceeds from stock issuance	106	3,457

Net cash provided by financing activities	47,902	28,044

Net increase in cash and cash equivalents	16,861	4,450

Cash and cash equivalents, beginning of period	19,593	4,986

Cash and cash equivalents, end of period	$36,454	$9,436

Cash paid during the period for:
Income taxes	$245	$362
Interest	$2,862	$2,493

        See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2003, and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2002 Annual Report.

Note 2 — Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2003 and 2002 and for the three months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$283	$(105)	$178

Plus: reclassification adjustment for (gains) losses
realized in net income	(2)	1	-

Net unrealized gains (losses) on securities	281	(104)	177

Other comprehensive income	$281	$(104)	$177

	Six Months Ended June 30, 2002
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$75	$(29)	$46

Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	75	(29)	46

Other comprehensive income	$75	$(29)	$46

HCSB FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 — Comprehensive Income — (continued)

	Three Months Ended June 30, 2003
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$145	$(54)	$91

Plus: reclassification adjustment for gains (losses)
realized in net income	(2)	-	-

Net unrealized gains (losses) on securities	143	(53)	90

Other comprehensive income	$143	$(53)	$90

	Three Months Ended June 30, 2002
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$151	$(56)	$95

Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	151	(56)	95

Other comprehensive income	$151	$(56)	$95

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income was $4,050,000, an increase of $568,000, or 16.31%, over the same period in 2002. Interest income from loans, including fees, was $6,391,000, an increase of $832,000, or 14.97%, from the six months ended June 30, 2002 as demand for loans in our marketplace continued to grow. Interest expense for the six months ended June 30, 2003 increased $431,000, or 17.29%, to $2,924,000 as compared to $2,493,000 for the same period in 2002. Interest expense on FHLB advances increased $258,000, or 49.90%, to $775,000 for the period ended June 30, 2003 as compared to $517,000 for the same period in 2002. Interest on deposits increased $173,000, or 8.76%, to $2,149,000 for the period ended June 30, 2003 as compared to $1,976,000 for the comparable period in 2002. The net interest margin realized on earning assets was 3.42% for the six months ended June 30, 2003, as compared to 3.81% for the six months ended June 30, 2002. The interest rate spread was 3.17% for the six months ended June 30, 2003, compared to 3.46% for the six months ended June 30, 2002.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – (continued)

Net Interest Income – (continued)

Net interest income increased from $1,878,000 for the quarter ending June 30, 2002 to $2,051,000 for the quarter ending June 30, 2003. This represents an increase of $173,000, or 9.21%. Interest income from loans, including fees, increased to $3,247,000 for the quarter ended June 30, 2003 from $2,957,000 for the quarter ended June 30, 2002. Interest expense increased $257,000, or 20.24%, to $1,527,000 for the three months ended June 30, 2003, compared to $1,270,000 for the three months ended June 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2003, the provision charged to expense was $282,000 compared to $250,000 for the six months ended June 30, 2002. For the quarter ended June 30, 2003, the provision charged to expense was $147,000. There was a $150,000 provision charged to expense for the quarter ended June 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2003 was $854,000, an increase of $104,000, or 13.87%, from the comparable period in 2002. The increase is primarily a result of an increase in service charges on deposit accounts from $525,000 for the six months ended June 30, 2002 to $592,000 for the six months ended June 30, 2003. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2002 were $142,168,000 compared to $201,906,000 at June 30, 2003.

For the quarter ended June 30, 2003, noninterest income increased $42,000, or 10.32%, over the same period in 2002. This increase is primarily due to service charges on deposit accounts, which increased $39,000, or 13.98%, from the quarter ended June 30, 2002 to the quarter ended June 30, 2003.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2003 was $3,728,000, or 17.23% higher than the six months ended June 30, 2002. The primary reason for the $548,000 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $339,000, or 18.16%, over the same period in 2002. This increase was largely the result of the staffing of the new Windy Hill and Myrtle Beach branches which opened in June and August 2002, respectively. All other categories of noninterest expense increased as well due to the growth of the Bank and as a result of the new branches.

For the quarter ended June 30, 2003, noninterest expense was $1,850,000, an increase of $131,000, or 7.62%, over the same period in 2002. The largest increase between the quarter ended June 30, 2002 and the quarter ended June 30, 2003 was in salaries and benefits, which increased $110,000, or 11.08%, to $1,103,000. Other categories of noninterest expense increased as a result of the growth of the Bank.

Income Taxes

The income tax provision for the six months ended June 30, 2003 was $313,000, as compared to $279,000 for the same period in 2002. The effective tax rates were 35.01% and 34.79% at June 30, 2003 and 2002, respectively. The effective tax rates were 34.79% and 34.13% for the quarters ended June 30, 2003 and June 30, 2002, respectively.

HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation – (continued)

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2003 of $581,000, as compared to $523,000 for the same period in 2002. This represents an increase of $58,000, or 11.09%, over the same period in 2002. For the quarter ended June 30, 2003, net income was $328,000, as compared to $274,000 for the quarter ended June 30, 2002. This represents an increase of $54,000, or 19.71%, from the quarter ending June 30, 2002.

Assets and Liabilities

During the first six months of 2003, total assets increased $48,995,000, or 23.15%, when compared to December 31, 2002. The primary reason for the increase in assets was due to an increase in loans of $20,833,000 during the first six months of 2003. It is typical for us to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Fed funds sold increased $15,059,000, or 132.68%, which will help fund the growth in loans. Total deposits increased $37,745,000, or 22.99%, from the December 31, 2002 amount of $164,161,000. Within the deposit area, interest-bearing deposits increased $33,808,000, or 22.93%, and noninterest-bearing deposits increased $3,937,000, or 23.56%, during the first six months of 2003. The increase in deposits has helped us to partially fund the growth in loans. We have also increased our Federal Home Loan Bank borrowings from $26,690,000 at December 31, 2002 to $36,690,000 at June 30, 2003. We borrowed these additional funds due to their favorable pricing structure to assist us with future growth. Our additional presence in the North Myrtle Beach and Myrtle Beach markets have been a significant factor in our overall growth.

Investment Securities

Investment securities increased from $19,454,000 at December 31, 2002 to $29,963,000 at June 30, 2003. This represents an increase of $10,509,000, or 54.02%, from December 31, 2002 to June 30, 2003. Excess funds generated from deposit growth and from advances from the Federal Home Loan Bank were invested in investment securities in an effort to assist with our asset-liability management and until needed for higher yielding loans.

Loans

Net loans increased $20,921,000, or 12.96%, to $182,302,000 during the six month period ended June 30, 2003. Loan demand in general continued to increase in our market areas in the first half of 2003. As expected during this time of year, agricultural loans increased $6,965,000, or 126.73%, from December 31, 2002. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2003	2002
Real estate - construction and land development	$17,613	$17,032
Real estate - other	75,220	65,245
Agricultural	12,461	5,496
Commercial and industrial	51,495	48,403
Consumer	26,062	25,020
Other, net	815	1,637

	$183,666	$162,833

During the six months ended June 30, 2003, nonaccrual loans increased from $362,000 to $1,466,000 and past-due loans increased from $554,000 to $2,156,000. Nonaccruals increased as our loan portfolio has grown and as the economy has deteriorated somewhat in our market areas. Past due loans increased primarily as a result of problem loans to one borrower totaling approximately $1,500,000. Loans to this borrower are considered well secured.

HCSB FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation – (continued)

Risk Elements in the Loan Portfolio

	June 30,	December 31,
(Dollars in thousands)	2003	2002

The following is a summary of risk elements in the loan portfolio:

Loans: Nonaccrual loans	$1,466	$362

Accruing loans more than 90 days past due	$2,156	$554

Loans identified by the internal review mechanism:

Criticized	$2,044	$1,402

Classified	$1,383	$1,636

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2003	2002

Balance, January 1	$1,452	$1,112
Provision for loan losses for the period	282	250
Net loans charged off for the period	(370)	(103)

Balance, end of period	$1,364	$1,259

Gross loans outstanding, end of period	$183,666	$143,357

Allowance for Loan Losses to loans outstanding	0.75%	0.88%

Deposits

At June 30, 2003, total deposits had increased by $37,745,000, or 22.99%, from December 31, 2002. All categories of deposits increased as we continued to establish our presence in North Myrtle Beach and Myrtle Beach with our new branches which opened in June and
August 2002, respectively. Expressed in percentages, noninterest-bearing deposits increased 23.56% and interest-bearing deposits increased 22.93%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2003	2002
Noninterest-bearing demand deposits	20,651	$16,714
Interest-bearing demand deposits	70,941	58,329
Savings and money market deposits	27,930	22,332
Time deposits	82,384	66,786

	$201,906	$164,161

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – (continued)

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2003:

(Dollars in thousands)

		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.05%	64	March 22, 2011	5,000
January 17, 2002	3.88%	48	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000

		$413		$36,690

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $30,035,000 at June 30, 2003 and our commercial nonindustrial loans which totaled $17,800,000 at June 30, 2003. We have also pledged our investment in Federal Home Loan Bank stock of $1,835,000 which is included in nonmarketable equity securities.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 76.98% at June 30, 2003 and 85.32% at December 31, 2002.

Securities available-for-sale, which totaled $28,069,000 at June 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2003, unused lines of credit totaled $15,800,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of June 30, 2003, our available credit with Federal Home Loan Bank was $13,800,000.

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

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – (continued)

Recently issued accounting standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

Capital Resources

Total shareholders’ equity increased from $19,850,000 at December 31, 2002 to $20,765,000 at June 30, 2003. The increase of $915,000 is primarily attributable to net income for the period of June 30, 2003 of $581,000. The unrealized gain in available-for-sale securities of $177,000 also contributed to the increase in shareholders’ equity. Final proceeds from our stock offering of $106,000 and certain costs associated with the stock offering of $63,000 for which we were reimbursed also contributed to the overall increase in equity. We declared a five percent stock dividend in February 2003, which was paid on March 21, 2003.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – (continued)

Capital Resources — (continued)

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at June 30, 2003:

(Dollars in thousands)
Shareholders' equity	$20,765
Less: unrealized gains on available-for-sale securities	299

Tier 1 capital	20,466

Plus: allowance for loan losses (1)	1,364

Total capital	$21,830

Net risk-weighted assets	$194,969

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	10.50%
Total capital (to net risk-weighted assets)	11.20%
Tier 1 capital (to total average assets)	8.03%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $23,352,000 and standby letters of credit of $525,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Approximately $13,534,000 of these commitments to extend credit had variable rates.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$1,422	$2,911	13,277	$17,610	$5,742	$23,352
Standby letters of
credit	60	55	410	525	-	525

Total	$1,482	$2,966	$13,687	$18,135	$5,742	$23,877

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – (continued)

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

HCSB FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2003 at our annual meeting of shareholders held on April 24, 2003 — the election of six members of the Board of Directors as Class III directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are D. Singleton Bailey, Franklin C. Blanton, T. Freddie Moore, and Carroll D. Padgett, Jr. The current Class II directors are William H. Caines, James R. Clarkson, J. Lavelle Coleman, Boyd R. Ford, and Randy B. Hardee. The current Class III directors are Johnny C. Allen, Clay D. Brittain, III, Russell R. Burgess, Jr., Larry G. Floyd, Tommie W. Grainger and Gwyn G. McCutchen. The current terms of the Class III directors expired at the Annual Meeting. Each of the six current Class III directors was nominated for election and stood for election at the Annual Meeting on April 24, 2003 for a three-year term. The number of votes for the election of the Class III directors was as follows: For Mr. Allen 813,042 votes; for Mr. Brittain 815,116 votes; for Mr. Burgess 815,504 votes; for Mr. Floyd 815,504 votes; for Mr. Grainger 815,504 votes; and for Ms. McCutchen 815,504 votes. The number of votes which withheld authority for Mr. Allen 15,445; withheld authority for Mr. Brittain 15,445; withheld authority for Mr. Burgess 15,445; withheld authority for Mr. Floyd 15,445; withheld authority for Mr. Grainger 15,445; and withheld authority for Mr. McCutchen 15,445. The number of votes against the election of directors was as follows: against Mr. Allen 2,462; against Mr. Brittain 388; against Mr. Burgess 0; against Mr. Floyd 0; against Mr. Grainger 0; and against Mr. McCutchen 0. The terms of the Class I directors will expire at the 2004 annual meeting of shareholders.

Each of the nominees received a plurality vote and was reelected for a three-year term. There were no other matters voted on by our shareholders at our annual meeting held on April 24, 2003.

Item 6. Exhibits And Reports on Form 8-K

(a)     Exhibits:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2003.

Items 1, 2, 3, and 5 are not applicable

HCSB FINANCIAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	By: /s/ JAMES R. CLARKSON
James R. Clarkson
President & Chief Executive Officer

Date: August 11, 2003	By: /s/ MICHAEL W. HAMBRICK
Michael W. Hambrick
Chief Financial Officer

HCSB FINANCIAL CORPORATION

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.