Form 10QSB
period 2003-09-30
HCSB FINANCIAL CORP
filed 2003-11-14
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 000-26995

HCSB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State of Incorporation)	(I.R.S. Employer Identification No.)

5201 Broad Street, Loris, South Carolina 29569
(Address of principal executive offices)   (Zip Code)

(843) 756-6333
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,547,544 shares of common stock, par value $.01 per share, were issued and outstanding as of November 7, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

HCSB FINANCIAL CORPORATION
Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Income -
Nine months ended September 30, 2003 and 2002 and three months ended September 30, 2003 and 2002	4

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2003 and 2002	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7-8

Item 2. Management's Discussion and Analysis of Plan of Operations	9-14

Item 3. Controls and Procedures	15

PART II. - OTHER INFORMATION

Item 6. Exhibits and Report on 8-K	16

(a) Exhibits	16

(b) Reports on Form 8-K	16

HCSB FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)
(Dollars in thousands)
Assets:
Cash and cash equivalents:
Cash and due from banks	$13,442	$8,243
Federal funds sold	13,402	11,350

	26,844	19,593

Investment securities:
Securities available-for-sale	33,196	18,060
Nonmarketable equity securities	1,894	1,394

Total investment securities	35,090	19,454

Loans held for sale	607	-
Loans:
Loans receivable	190,548	162,833
Less allowance for loan losses	(1,489)	(1,452)

Loans, net	189,059	161,381

Premises and equipment, net	8,694	7,908
Accrued interest receivable	1,933	1,585
Other assets	2,322	1,677

Total assets	$264,549	$211,598

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$22,154	$16,714
Interest-bearing demand deposits	74,787	58,329
Money market	21,716	18,798
Savings	5,255	3,534
Time deposits	81,325	66,786

	205,237	164,161

Advances from the Federal Home Loan Bank	36,807	26,690
Accrued interest payable	364	314
Other liabilities	1,125	583

Total liabilities	243,533	191,748

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,547,544 and 1,469,767 shares issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	15	15
Capital surplus	19,426	17,652
Retained earnings	1,556	2,067
Treasury stock	-	(6)
Accumulated other comprehensive income (loss)	19	122

Total shareholders' equity	21,016	19,850

Total liabilities and shareholders' equity	$264,549	$211,598

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$9,830	$8,580	$3,439	$3,021
Investment securities, taxable	498	362	174	90
Investment securities, tax exempt	119	118	41	39
Nonmarketable equity securities	54	38	19	13
Federal funds sold	190	95	44	55

Total	10,691	9,193	3,717	3,218

Interest expense:
Deposit accounts	3,153	3,040	1,004	1,064
Other interest expense	1,171	817	396	300

Total	4,324	3,857	1,400	1,364

Net interest income	6,367	5,336	2,317	1,854
Provision for loan losses	507	390	225	140

Net interest income after provision for
loan losses	5,860	4,946	2,092	1,714

Other operating income:
Service charges on deposit accounts	936	814	344	289
Gain on sales of securities available for sale	11	8	9	8
Credit life insurance commissions	130	101	40	37
Other charges, commissions and fees	269	233	99	72

Total	1,346	1,156	492	406

Other operating expenses:
Salaries and employee benefits	3,231	2,898	1,025	1,031
Net occupancy expense	359	321	118	113
Advertising and marketing expense	286	255	114	107
Furniture and equipment expense	517	462	165	161
Other operating expenses	1,089	907	340	289
Loss on sale of assets	17	61	9	24

Total	5,499	4,904	1,771	1,725

Income before income taxes	1,707	1,198	813	395
Income tax expense	595	416	282	137

Net income	$1,112	$782	$531	$258

Basic net income per share	$.72	$.61	$.34	$.18
Diluted net income per share	$.72	$.61	$.34	$.18

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
for the nine months ended September 30, 2003 and 2002
(Unaudited)

						Accumulated
						Other
	Common Stock		Capital	Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
(Dollars in thousands)
Balance,
December 31, 2001	1,052,175	$11	$8,793	$2,063	$-	$28	$10,895
Net income for the period				782			782
Other comprehensive
income, net of tax						107	107

Comprehensive income							889

Payment of fractional shares				(16)			(16)
Issuance of stock	365,492	3	8,042				8,045
Stock issuance costs			(322)				(322)
Issuance of stock	51,880	1	1,141	(1,141)			1

Balance,
September 30, 2002	1,469,547	$15	$17,654	$1,688	$-	$135	$19,492

Balance,
December 31, 2002	1,469,767	$15	$17,652	$2,067	$(6)	$122	$19,850
Net income for the
period				1,112			1,112
Other comprehensive income,
net of tax						(103)	103

Comprehensive income							1,009

Payment of fractional
shares				(18)			(18)
Issuance of stock	4,829		106				106
Stock issuance costs			63				63
Sale of treasury stock					6		6
Issuance of 5% stock dividend	72,948		1,605	(1,605)			-

Balance,
September 30, 2003	1,547,544	$15	$19,426	$1,556	$-	$19	$21,016

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2003
(Dollars in thousands) Cash flows from operating activities:
Net income	$1,112	$782
Adjustments to reconcile net income to net cash provided by
Depreciation and amortization	333	312
Provision for possible loan losses	507	390
Amortization less accretion on investments	252	11
Amortization of deferred loan costs	6	50
Loss (gain) on sale of securities available-for-sale	(11)	(6)
Loss (gain) on sale of premises and equipment	16	241
(Increase) decrease in deferred tax	(19)	3
(Increase) decrease in interest receivable	(348)	(290)
Increase (decrease) in interest payable	50	88
(Increase) decrease in other assets	(423)	(235)
Increase (decrease) in other liabilities	417	422

Net cash provided by operating activities	1,892	1,768

Cash flows from investing activities:
Maturities of time deposits with banks	-	699
Net increase in loans to customers	(28,798)	(39,079)
Purchases of securities available-for-sale	(31,378)	(26,990)
Maturities of securities available-for-sale	13,302	25,923
Proceeds for sales of securities available-for-sale	2,584	4,870
Proceeds for sales of premises and equipment	93	8
Proceeds for sales of other real estate owned	51	86
Purchases of nonmarketable equity securities	(500)	(604)
Purchases of premises and equipment	(1,228)	(2,001)

Net cash used by investing activities	(45,874)	(37,088)

Cash flows from financing activities:
Net increase in demand deposits	41,076	40,333
Decrease in federal funds purchased	-	(2,310)
Advances from Federal Home Loan Bank	10,000	12,090
Proceeds from stock issuance	106	8,066
Stock issuance costs	63	(343)
Sale of treasury stock	6	-
Cash paid in lieu of fractional shares	(18)	(16)

Net cash provided by financing activities	51,233	57,820

Net increase (decrease) in cash and cash equivalents	7,251	22,500
Cash and cash equivalents, beginning of period	19,593	4,986

Cash and cash equivalents, end of period	$26,844	$27,486

Cash paid during the period for:
Income taxes	$446	$472
Interest	$4,274	$3,857

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2002 Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2003, and 2002 and for the three months ended September 30, 2003, and 2002:

	Nine Months Ended September 30, 2003
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(153)	$57	$(96)
Plus: reclassification adjustment for (gains) losses
realized in net income	(11)	4	(7)

Net unrealized gains (losses) on securities	(164)	61	(103)

Other comprehensive income	$(164)	$61	$(103)

	Nine Months Ended September 30, 2002
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$178	$(66)	$112
Plus: reclassification adjustment for (gains) losses
realized in net income	(8)	3	(5)

Net unrealized gains (losses) on securities	170	(63)	107

Other comprehensive income	$170	$(63)	$107

HCSB FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 — Comprehensive Income - continued

	Three Months Ended September 30, 2003
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(435)	$161	$(274)
Plus: reclassification adjustment for gains (losses)
realized in net income	(9)	3	(6)

Net unrealized gains (losses) on securities	(444)	164	(280)

Other comprehensive income	$(444)	$164	$(280)

	Three Months Ended September 30, 2002
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$105	$(39)	$66
Plus: reclassification adjustment for gains (losses)
realized in net income	(8)	3	(5)

Net unrealized gains (losses) on securities	97	(36)	61

Other comprehensive income	$97	$(36)	$61

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

HCSB FINANCIAL CORPORATION

Item 2. Management- Discussion and Analysis or Plan of Operation

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income was $6,367,000, an increase of $1,031,000, or 19.32%, over the same period in 2002. Interest income from loans, including fees, was $9,830,000, an increase of $1,250,000, or 14.57%, from the nine months ended September 30, 2002 to the comparable period in 2003 as demand for loans in our marketplace continued to grow. Interest income on federal funds sold increased $95,000, or 100%, due to the increase in volume of federal funds. Interest expense for the nine months ended September 30, 2003 was $4,324,000, compared to $3,857,000 for the same period in 2002. Factors contributing to this increase were the increase in volume of interest-bearing deposit accounts due to the opening of two additional branches in the summer of 2002 and the introduction of a new product type with a very competitive rate. The net interest margin realized on earning assets was 3.50% for the nine months ended September 30, 2003, as compared to 4.41% for the nine months ended September 30, 2002. The interest rate spread was 3.24% for the nine months ended September 30, 2003, compared to 4.14% for the nine months ended September 30, 2002.

Net interest income increased from $1,854,000 for the quarter ended September 30, 2002 to $2,317,000 for the quarter ended September 30, 2003. This represents an increase of $463,000, or 24.97%. Interest income from loans, including fees, increased to $3,439,000 for the quarter ended September 30, 2003, from $3,021,000 for the quarter ended September 30, 2002. Interest expense increased $36,000, or 2.64%, to $1,400,000 for the three months ended September 30, 2003, compared to $1,364,000 for the three months ended September 30, 2002. The increase in interest expense was due to the increased volume associated with the addition of two branches.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. We increase the allowance periodically by additional provisions for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance. For the nine months ended September 30, 2003, the provision charged to expense was $507,000, compared to $390,000 for the nine months ended September 30, 2002. The increase in the provision was a result of our efforts to match the growth in the loan portfolio. For the quarter ended September 30, 2003, the provision charged to expense was $225,000. There was a $140,000 provision charged to expense for the quarter ended September 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience; an evaluation of economic conditions; and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We do not allocate the allowance for loan losses to specific categories of loans.

Noninterest Income

Noninterest income during the nine months ended September 30, 2003 was $1,346,000, an increase of $190,000, or 16.44%, from the comparable period in 2002. The increase is primarily the result of an increase in service charges on deposit accounts from $814,000 for the nine months ended September 30, 2002, to $936,000 for the nine months ended September 30, 2003. This increase in service charges is primarily a result of the growth of the bank and our increase in interest-bearing deposits. Interest-bearing deposits at September 30, 2002 were $144,485,000, compared to $183,083,000 at September 30, 2003. Other charges, commissions and fees also increased $36,000, or 15.45%, to $269,000 for the nine months ended September 30, 2003.

For the quarter ended September 30, 2003, noninterest income increased $86,000, or 21.82%, over the same period in 2002. This increase is primarily due to service charges on deposit accounts, which increased $55,000, or 19.03%, from the quarter ended September 30, 2002, to the quarter ended September 30, 2003.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2003 was $5,499,000, or 12.13% higher than the nine months ended September 30, 2002. The primary reason for this increase was the $333,000 increase in salaries and employee benefits between the two periods. This increase was largely the result of the staffing of the Windy Hill and Myrtle Beach branches, which opened in June and August 2002, respectively. In addition, other operating expenses increased $182,000, or 20.07%, between the nine month periods ended September 30, 2002 and September 30, 2003.

For the quarter ended September 30, 2003, noninterest expense increased $46,000, or 2.67%, over the same period in 2002. The largest increase between the quarter ended September 30, 2003 and the quarter ended September 30, 2002, was in other operating expenses, which increased $51,000, or 17.65%. Other less significant increases also occurred in net occupancy and furniture and equipment expenses between 2002 and 2003. These increases were partially attributable to the new branches opened during 2002.

Income Taxes

The income tax provision for the nine months ended September 30, 2003 was $595,000, as compared to $416,000 for the same period in 2002. The effective tax rates were 34.86% and 34.72% for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rates were 34.69% and 34.68% for the quarter ended September 30, 2003 and September 30, 2002, respectively.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Net Income

While net interest income increased significantly during the first nine months of 2003 when compared to the same period in 2002, we also had an increase in noninterest expense during these time periods. The combination of the above factors resulted in net income for the nine months ended September 30, 2003 of $1,112,000, as compared to $782,000 for the same period in 2002. This represents an increase of $330,000, or 42.20%, over the same period in 2002. For the quarter ended September 30, 2003, net income was $531,000, as compared to $258,000 for the quarter ended September 30, 2002. This represents an increase of $273,000, or 105.81%, from the quarter ending September 30, 2002. Interest and fee income on loans for the quarter ended September 30, 2003 was $3,439,000, which was a $418,000, or 13.84%, increase. This increase in interest and fee income was the main factor resulting in the increase in net income and was primarily a result of the growth of our loan portfolio, as described below.

Assets and Liabilities

During the first nine months of 2003, total assets increased $52,951,000, or 25.02%, when compared to December 31, 2002. The primary reason for the increase in assets was due to an increase in net loans of $27,678,000 during the first nine months of 2003. Total deposits increased $41,076,000, or 25.02%, from the December 31, 2002 amount of $164,161,000. Within the deposit area, interest-bearing deposits increased $35,636,000, or 24.17%, and noninterest-bearing deposits increased $5,440,000, or 32.55%, during the first nine months of 2003. The increase in deposits has allowed us to keep pace with the rapid growth in loans. In addition, we have increased our borrowings with the Federal Home Loan Bank from $26,690,000 at December 31, 2002, to $36,807,000 at September 30, 2003.

Investment Securities

Investment securities increased from $19,454,000 at December 31, 2002 to $35,090,000 at September 30, 2003. This represents an increase of $15,636,000, or 80.37%, from December 31, 2002 to September 30, 2003. Substantially all of this increase was in securities available-for-sale. The main reason for the increase in investment securities was purchases of $31,378,000 of securities at September 30, 2003. We also had nonmarketable equity securities, which totaled $1,894,000 at September 30, 2003, an increase of $500,000, or 35.87%, from December 31, 2002.

Loans

Net loans increased $27,678,000, or 17.15%, during the nine month period ended September 30, 2003. Loan demand in general continued to increase in our market areas in the first nine months of 2003. Growth was especially strong in the markets we entered in 2002. Balances within the major loans receivable categories as of September 30, 2003, and December 31, 2002, are as follows:

	September 30,	December 31,
	2003	2002
(Dollars in thousands)
Real estate - construction	$16,471	$17,032
Real estate - mortgage	84,270	65,245
Agricultural	9,008	5,496
Commercial and industrial	52,636	48,403
Consumer	27,641	25,020
Other, net	522	1,637

	$190,548	$162,833

During the nine months ended September 30, 2003, nonaccrual loans increased from $362,000 to $1,739,000. Also during this period, loans past due ninety days or more but still accruing interest increased by $2,788,000 from $554,000 to $3,342,000. Increases in past due and nonaccrual loans can be attributed to several large loans to different borrowers. We expect to work out these problem loan situations and do not anticipate any additional funding of the allowance for loans losses for these particular loans.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation- continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
	2003	2002
(Dollars in thousands)
Loans
Nonaccrual loans	$1,739	$362
Accruing loans more than 90 days past due	3,342	554
Criticized	$1,795	$1,402
Classified	$1,340	$1,636

Activity in the allowance for loan losses is as follows:

	September 30,
	2003	2002
(Dollars in thousands)
Balance, January 1	$1,452	$1,112
Provision for loan losses for the period	507	390
Net loans (charged-off) recovered for the period	(470)	(130)

Balance, end of period	$1,489	$1,372

Gross loans outstanding, end of period	$190,548	$156,592
Allowance for loan losses to loans outstanding	0.78%	0.88%

Deposits

At September 30, 2003, total deposits increased by $41,076,000, or 25.02%, from December 31, 2002. The largest increase was in interest-bearing demand deposits, which increased $35,636,000 to $183,083,000 at September 30, 2003. Expressed in percentages, interest-bearing deposits increased 24.17%, and noninterest-bearing deposits increased 32.55%. The largest increase in interest-bearing deposit accounts was in interest-bearing demand deposits. All categories of deposits increased as we continued to establish our presence in the North Myrtle Beach and Myrtle Beach markets which opened in June and August 2002, respectively.

Balances within the major deposit categories are as follows:

	September 30,	December 31,
	2003	2002

(Dollars in thousands)
Noninterest-bearing demand deposits	$22,154	$16,714
Interest-bearing demand deposits	74,787	58,329
Savings deposits	26,971	22,332
Time deposits	81,325	66,786

	$205,237	$164,161

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2003:

(Dollars in thousands)

		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.05%	64	March 22, 2011	5,000
January 17, 2002	3.88%	48	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
Hedging liability associated with
interest rate swap		-		117

		$413		$36,807

Advances from the Federal Home Loan Bank are all fixed rate advances, with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

We have entered into an interest rate swap agreement in connection with our Federal Home Loan Bank advances in order to hedge our interest rate risk inherent in these long term borrowings. Presented at the bottom of the chart above is the liability associated with this hedging.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $34,404,000 at September 30, 2003, and our investment in Federal Home Loan Bank stock of $1,835,000, which is included in nonmarketable equity securities.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 78.76% at September 30, 2003, and 85.32% at December 31, 2002.

Securities available-for-sale, which totaled $33,196,000 at September 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2003, unused lines of credit totaled $25,708,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of September 30, 2003, our available credit with Federal Home Loan bank was $14,958,000.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

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

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but the effect would most likely be material.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Capital Resources

Total shareholders’ equity increased from $19,850,000 at December 31, 2002 to $21,016,000 at September 30, 2003. The increase of $1,166,000 is primarily attributable to net income of $1,112,000. In addition, we declared a five percent stock dividend in February 2003, which was paid on March 21, 2003. There was a charge of $18,000 to retained earnings for cash paid for fractional shares. There was also a decrease of $103,000 relating to the change in the market value on securities available for sale.

Bank holding companies, such as HCSB Financial Corporation, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at the holding company at September 30, 2003:

Shareholders' equity	$21,016
Less: unrealized gains on available-for-sale securities	19

Tier 1 capital	20,997
Plus: allowance for loan losses (1)	1,489

Total capital	$22,486

Risk-weighted assets	$199,659

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.52%
Total capital (to risk-weighted assets)	11.26%
Tier 1 capital (to total average assets)	7.98%

(1)     Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $22,778,000 and standby letters of credit of $440,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
	Month	Months	Months	Year	One Year	Total
(Dollars in thousands)
Unused commitments to
extend credit	$1,777	$2,570	$12,377	$16,724	$6,054	$22,778
Standby letters of credit	-	146	244	390	50	440

	$1,777	$2,716	$12,621	$17,114	$6,104	$23,218

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Item 6. Exhibits And Reports on Form 8-K

        (a)   Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

        (b)   Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended September 30, 2003.

Items 1, 2, 3, 4 and 5 are not applicable.

HCSB FINANCIAL CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	By: /s/ James R. Clarkson
James R. Clarkson
President & Chief Executive Officer

Date: November 14, 2003	By: /s/ Michael W. Hambrick
Michael W. Hambrick
Chief Financial Officer

HCSB FINANCIAL CORPORATION

Exhibit Index

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.