Form 10KSB
period 2003-12-31
HCSB FINANCIAL CORP
filed 2004-03-25
CIK 1091491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003

Commission File Number 000-26995

HCSB FINANCIAL CORPORATION*
(Exact name of Registrant as specified in its charter)

South Carolina	57-1079444
(State of Incorporation)	(I.R.S. Employer Identification No.)

5201 Broad Street, Loris, South Carolina	29569
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 843/756-6333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues (net interest income plus noninterest income) for its most recent fiscal year were $10,699,000.

The aggregate market value (computed on the basis of the most recent trades of which the issuer was aware) of shares of the Common Stock held by non-affiliates of the registrant as of March 22, 2004 was $36,055,675.

The number of shares outstanding of the issuer’s classes of common stock as of March 22, 2004, was 1,662,473.

DOCUMENTS INCORPORATED BY REFERENCE

Company’s Proxy Statement for the 2004 Annual Shareholders Meeting – Part III
2003 Annual Report – Part II.

*The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Horry County State Bank, Loris, South Carolina.

PART I

Item 1.  Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

General Overview

        HCSB Financial Corporation was incorporated as a South Carolina corporation on June 10, 1999 to serve as the holding company for Horry County State Bank. The bank is a state-chartered commercial bank which commenced operations on January 4, 1988. Over the last sixteen years we have grown from a start-up bank with assets of $2.2 million, one office, and seven employees to a bank with nearly $270 million in assets, eleven offices, and over 100 employees. We opened two new offices in 2002, giving us a presence in most markets within Horry County. In 2003, we worked on developing business volume in each of these offices. In addition, in February 2003, we opened our new permanent office in Windy Hill Beach at the new entrance to Barefoot Resort. In November 2003, we also relocated our Tabor City office from its modular facility into a permanent building on the same site on Hwy. 701 Bypass. We also introduced our on-line banking service in 2003 as well, and we began construction of a new 14,000 square foot facility at 1701 N. Oak Street in Myrtle Beach to house our Myrtle Beach branch.

        Our primary goal in 2004 will be to further develop the business volume at each of our present offices. We offer a full range of deposit services for individuals and businesses. Deposit products include checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs.

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

o	Personalized Service. We view banking as a service industry in which personal relationships can provide a competitive advantage. This paradigm is captured in our marketing tagline “It’s the little things that make a little bank . . . BIG!” We strive to be “BIG” (important) to our customers by doing “little” things like identifying our customers’ needs and promoting products to satisfy them, knowing our customers by name, and providing our products with superior levels of quality and service. We seek customers who prefer to conduct business with a locally owned and managed bank that demonstrates an active interest in their business and personal financial affairs. We believe that by consistently providing high levels of service to customers who value that service, we develop and strengthen relationships that provide a competitive advantage.

o	Motivated Employees. We believe that the key to our success lies with our employees, because it is through our employees that we are able to provide our customers with the high level of service and attention that they expect and deserve. To this end, we hire people who are familiar with their community and are committed to providing a superior level of banking service to our customers. By selecting only knowledgeable and committed employees, we believe we can provide an unsurpassed level of customer service and satisfaction. We strive to develop, sustain the motivation of, and retain our employees through training, personal attention, recognition, and competitive compensation. We encourage and equip each employee to focus on the individual needs of our customers and to deliver the specific products and services that will best help these customers achieve their financial goals.

o	Community Focus. We approach banking with a community focus, particularly at the branch level. We operate each branch as an independent business unit and encourage our branch managers to promote those products that best meet the need of their customer base. This strategy enables our branches to serve diverse populations and economies effectively. We support our branches by supporting the economic development of our communities and by encouraging our employees to be active in community affairs. We have located our existing offices, and plan to locate proposed offices, in communities in which we believe we can develop strong relationships. We favor growth areas and areas in which there are opportunities to differentiate ourselves by providing customers with superior service.

o	High Asset Quality. We place a great deal of emphasis on maintaining high asset quality and believe that the outstanding asset quality experienced to date is principally due to the closeness of our lenders, senior officers, and directors to our customers and their significant knowledge of the communities in which they reside.

o	Internal Growth, Branch Expansion. We have grown significantly over the last five years. We will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

o	Broad Range of Products and Services. We strive to provide our customers with the breadth of products and services comparable to a regional bank, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, accounts receivable financing, and investment products and brokerage services through a third party arrangement.

Location and Service Area

        Our primary market includes Horry and Marion Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. We offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA’s. Most of the banks in Horry County in South Carolina and Brunswick and Columbus counties in North Carolina are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and Horry County in South Carolina and Brunswick and Columbus counties in North Carolina, we believe that there is a void in the community banking market in Brunswick and Columbus counties in North Carolina that we successfully fill. We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast. We intend to continue to expand our branch network to take advantage of opportunities caused by this growth. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and on individuals.

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

         Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 46.8% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

     Commercial Loans. Approximately 25.3% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

        Consumer Loans. Consumer loans make up approximately 14.2% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

        Agricultural Loans. Approximately 3.6% of our loan portfolio consists of agricultural loans. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

        Construction and Development Loans. The remaining 10.1% of our loan portfolio is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

        Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

o	Character – we evaluate whether the borrower has sound character and integrity by examining the borrower’s history.
o	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
o	Collateral – we evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
o	Capacity – we evaluate the borrower’s ability to service the debt.
o	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in economic conditions in the location or industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. Agricultural loans carry the risk of crop failure, which adversely impacts both the borrower’s ability to repay the loan and the value of the collateral.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors’ loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by a three-fourth’s vote of the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. Aggregate credit in excess of 10% of the bank’s aggregate capital, surplus, retained earnings, and reserve for loan losses must be approved by a three-fourth’s vote of our bank’s board of directors.

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

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. As of June 2003, there were 14 commercial banks and four savings banks operating in Horry County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in this market. Nevertheless, a number of these competitors are well established in our service area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

        As of March 22, 2004, the bank had 100 full-time and 2 part- time employees. The company does not have any employees other than its officers. Neither the company nor the bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21 Language

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Horry County State Bank – Dividends.” The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Horry County State Bank

        The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions by the Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        Transactions with Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See “Capital Regulations” below.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

        Securities Regulation. One non-executive officer of the bank is licensed with the National Association of Securities Dealers, Inc. (NASD) and with the State of North Carolina as a registered representative of UVEST, an NASD-member firm. This officer is subject to the rules and policies of the NASD. The networking and brokerage affiliate arrangements between UVEST and the bank are governed by a written agreement. Representatives of UVEST, the North Carolina Securities Division, the NASD, and the Securities and Exchange Commission may inspect the bank’s records regarding securities transactions.

        Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTIES

        The organizers of Horry County State Bank purchased a lot at 5009 Broad Street, Loris, South Carolina in 1987, and the bank initially opened for business in January 1988 in a modular facility on this site. The bank subsequently built a permanent building on this same site, moved its entire operation into this facility in April 1999 and sold the modular building. The permanent building was enlarged several years later to accommodate the bank’s growth and need to expand its support operations area. Today this building houses the bank’s main branch bank in Loris, the bank’s Residential Mortgage Loan Department and the bank’s Investment Services Department. The bank owns this property in fee simple title.

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

        In January 1997, the bank purchased a commercial lot and former banking office at 4011 Meeting Street, Loris, South Carolina, and renovated this building to accommodate a second branch facility in Loris as well as the bank’s central credit operations department. The bank opened this facility in May 1997. It presently serves solely as a branch banking facility. The bank owns this property in fee simple.

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

        In January 1998, the bank purchased a commercial lot and building at 5201 Broad Street, Loris, South Carolina, which is adjacent to the bank’s main branch office in Loris. After remodeling and adding on to this building, the bank in March 2000, relocated Executive Offices, Audit Department, Central Deposit Operations, Central Credit Operations and Computer Operations into this 10,000 square foot facility.

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

        In March 2002, the bank entered into an agreement to lease an office building at 1601 North Oak Street, Suite 103, Myrtle Beach, South Carolina. The lease is for one year with twelve one month renewal options. The bank purchased a lot at 1701 North Oak Street in Myrtle Beach, SC in October 2002 on which to build a permanent branch facility and received approval of its application to establish the proposed branch in July 2002. The bank opened for business in the temporary location in August 2003. The bank began construction of its permanent facility during the fourth quarter of 2003 and expects to occupy the facility during the second quarter of 2004.

ITEM 3.  LEGAL PROCEEDINGS

        In the ordinary course of operations, we are a party to various legal proceedings. Our management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position during the year ended December 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON SHARE AND DIVIDENDS

        In response to this Item, the information contained on page 6 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In response to this Item, the information contained on pages 7 through 23 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        In response to this Item, the information contained on pages 24 through 44 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Tourville, Simpson and Caskey, LLP (TSC), which served as the principal independent accountant for the company since December 1987, resigned from such position effective January 2, 2003 as it has ceased its auditing services for all of its clients. TSC’s report on the financial statements of the company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 8A.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Code of Ethics

        We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our board of directors in the near future.

        In response to this Item 9, additional information is contained on pages 3 through 6 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

        In response to this Item 10, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        In response to this Item 11, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In response to this Item 12, the information contained on page 15 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corp. Omnibus Stock Ownership and Long Term Incentive Plan

13	The Company’s 2003 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.

        None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In response to this Item 14, the information contained on page 14 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference under the heading “Audit Fees.”

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 25, 2004	By: /s/ James R. Clarkson
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

By: /s/ Johnny C. Allen Johnny C. Allen, Director	Date: March 25, 2004

By: /s/ Clay D. Brittain Clay D. Brittain, Director	Date: March 25, 2004

By: /s/ Russell R. Burgess, Jr. Russell R. Burgess, Jr., Director	Date: March 25, 2004

By: /s/ D. Singleton Bailey D. Singleton Bailey, Director	Date: March 25, 2004

By: /s/ Franklin C. Blanton Franklin C. Blanton, Director	Date: March 25, 2004

By: /s/ William H. Caines William H. Caines, Director	Date: March 25, 2004

By: /s/ James R. Clarkson James R. Clarkson, Director, President & CEO	Date: March 25, 2004

By: /s/ J. Lavelle Coleman J. Lavelle Coleman, Director	Date: March 25, 2004

By: /s/ Larry G. Floyd Larry G. Floyd, Director	Date: March 25, 2004

By: /s/ Boyd R. Ford, Jr. Boyd R. Ford, Jr., Director	Date: March 25, 2004

By: /s/ Tommie W. Grainger Tommie W. Grainger, Director	Date: March 25, 2004

By: /s/ Randy B. Hardee Randy B. Hardee, Director	Date: March 25, 2004

By: /s/ Michael W. Hambrick Michael W. Hambrick, Vice President and Chief Financial Officer (Principal Accounting Officer)	Date: March 25, 2004

By: /s/ Gwyn G. McCutchen Gwyn G. McCutchen, Director	Date: March 25, 2004

By: /s/ T. Freddie Moore T. Freddie Moore, Director	Date: March 25, 2004

By: /s/ Carroll D. Padgett, Jr. Carroll D. Padgett, Jr., Director	Date: March 25, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corp. Omnibus Stock Ownership and Long Term Incentive Plan

13	The Company’s 2003 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.