Form 10QSB
period 2004-03-31
HCSB FINANCIAL CORP
filed 2004-05-17
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,662,473 shares of common stock, $.01 par value were issued and outstanding as of April 30, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

HCSB FINANCIAL CORPORATIONBR>
Index

	Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003		3
Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and 2003		4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Three months ended March 31, 2004 and 2003		5
Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003		6
Notes to Condensed Consolidated Financial Statements		7
Item 2. Management's Discussion and Analysis or Plan of Operation	8-	14
Item 3. Controls and Procedures		14
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K		15
(a) Exhibits		15
(b) Reports on Form 8-K		15

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
(Dollars in thousands)
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,611	$12,741
Federal funds sold	16,835	22,832

	28,446	35,573

Securities available-for-sale	34,218	28,115
Nonmarketable equity securities	1,919	1,919

	36,137	30,034

Loans held for sale	817	475
Loans receivable	201,438	191,829
Less allowance for loan losses	(1,912)	(1,774)

Loans, net	199,526	190,055

Premises and equipment, net	9,848	9,377
Accrued interest receivable	1,759	1,671
Other assets	2,443	2,529

Total assets	$278,976	$269,714

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$24,024	$23,149
Interest-bearing demand deposits	76,643	72,941
Money market	21,891	20,943
Savings	5,923	5,391
Certificates of deposit $100 and over	44,648	41,792
Time deposits	45,264	45,715

	218,393	209,931

Advances from the Federal Home Loan Bank	36,690	36,690
Accrued interest payable	358	351
Other liabilities	1,408	1,233

Total liabilities	256,849	248,205

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,662,473 and 1,663,610 shares issued and outstanding at March 31, 2004
and December 31, 2003, respectively	16	16
Capital surplus	21,437	21,437
Retained earnings	546	--
Accumulated other comprehensive income	128	56

Total shareholders' equity	22,127	21,509

Total liabilities and shareholders' equity	$278,976	$269,714

See notes to condensed financials statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
(Dollars in thousands)
Interest income:
Loans, including fees	$3,409	$3,144
Investment securities:
Taxable	229	136
Tax-exempt	38	39
Nonmarketable equity securities	17	17
Other interest income	47	60

Total	3,740	3,396

Interest expense:
Certificates of deposit $100M and over	243	161
Other deposits	651	873
Other interest expense	336	363

Total	1,230	1,397

Net interest income	2,510	1,999
Provision for loan losses	250	135

Net interest income after provision for loan losses	2,260	1,864

Noninterest income:
Service charges on deposit accounts	316	274
Credit life insurance commissions	31	51
Gain on sale of securities available-for-sale	103	-
Gain on sale of mortgage loans	47	-
Other fees and commissions	42	39
Brokerage commissions	30	22
Other operating income	36	19

Total	605	405

Noninterest expenses:
Salaries and employee benefits	1,203	1,103
Net occupancy expense	138	121
Furniture and equipment expense	169	178
Marketing expense	90	73
Other operating expenses	386	403

Total	1,986	1,878

Income before income taxes	879	391
Income tax provision	305	138

Net income	$574	$253

Basic earnings per share	$0.34	$0.15
Diluted earnings per share	$0.34	$0.15

See notes to condensed financials statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2004 and 2003
(Unaudited)

					Accumulated
					Other
(Dollars in thousands)		Common Stock	Capital	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total
Balance,
December 31, 2002	1,469,767	$15	$17,652	$2,067	$122	$(6)	$19,850
Net income for the period				253			253
Other comprehensive income,
net of tax					87		87

Comprehensive income							340

Issuance of 5% stock dividend	72,959		1,605	(1,605)
Payment of fractional
shares				(17)			(17)
Issuance of stock	4,829		106				106
Reimbursement of
stock issuance costs			63				63
Purchase of treasury stock
(604 shares)						(8)	(8)

Balance, March 31, 2003	1,547,555	$15	$19,426	$698	$209	$(14)	$20,334

Balance,
December 31, 2003,
Adjusted for 7.5% stock
dividend)	1,663,610	$16	$21,437	$-	$56	$-	$21,509
Net income for the period				574			574
Other comprehensive
Income, net of tax					72		72

Comprehensive income							646

Payment of fractional
shares (related to 7.5%
stock dividend)	(1,137)			(28)			(28)

Balance, March 31, 2004	1,662,473	$16	$21,437	$546	$128	$-	$22,127

See notes to condensed financials statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$574	$253
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	112	116
Provision for loan losses	250	135
Amortization less accretion on investments	42	43
Amortization of deferred loan costs	13	41
Net (gain) loss on sale of securities available-for-sale	(103)	-
Loss (gain) on sale of premises and equipment	-	16
(Increase) decrease in interest receivable	(88)	97
Increase (decrease) in interest payable	7	132
(Increase) decrease in other assets	136	(151)
Increase (decrease) in other liabilities	133	173

Net cash provided by operating activities	1,076	855

Cash flows from investing activities:
Net increase in loans to customers	(10,311)	(11,893)
Purchases of securities available-for-sale	(14,044)	(5,645)
Maturities of securities available-for-sale	1,920	4,255
Proceeds from sale of securities available-for-sale	6,196	-
Proceeds from sale of other real estate owned	185	-
Proceeds for sales of premises and equipment	-	94
Purchases of nonmarketable equity securities	-	(500)
Purchases of premises and equipment	(583)	(441)

Net cash used by investing activities	(16,637)	(14,130)

Cash flows from financing activities:
Net increase in demand deposits	8,462	29,764
Advances from Federal Home Loan Bank	-	10,000
Reimbursement (costs) of stock issuance	-	63
Purchase of treasury stock	-	(8)
Issuance of stock	-	106
Cash paid in lieu of fractional shares	(28)	(17)

Net cash provided by financing activities	8,434	39,908

Net (decrease) increase in cash and cash equivalents	(7,127)	26,633
Cash and cash equivalents, beginning of period	35,573	19,593

Cash and cash equivalents, end of period	$28,446	46,226

Cash paid during the period for:
Income taxes	$164	$-
Interest	$1,223	$1,265

See notes to condensed financials statements.

HCSB FINANCIAL CORPORATION

Note 1 — Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2003 Annual Report.

Note 2 — Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 — Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect:

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
For the Three Months Ended March 31, 2004:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$217	$(80)	$137
Plus: reclassification adjustment for gains (losses)
realized in net income	(103)	38	(65)

Net unrealized gains (losses) on securities	114	(42)	72

Other comprehensive income	$114	$(42)	$72

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
For the Three Months Ended March 31, 2003:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$138	$(51)	$87
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	138	(51)	87

Other comprehensive income	$138	$(51)	$87

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

HCSB FINANCIAL CORPORATION

Results of Operations

Net Interest Income

For the quarter ended March 31, 2004, net interest income was $2,510,000, an increase of $511,000, or 25.56%, over the same period in 2003. Interest income from loans, including fees, was $3,409,000 for the three months ended March 31, 2004, an increase of $265,000, or 8.43% over the three months ended March 31, 2003. This increase was fueled by the continued expansion of our loan portfolio as a result of the growth of the Bank. Interest income on taxable securities totaled $229,000, an increase of $93,000 over the first quarter of 2003. This increase was due to a corresponding increase in securities available for sale, which corresponded with the increases in deposits. Interest expense for the three months ended March 31, 2004 was $1,230,000, compared to $1,397,000 for the same period in 2003. Despite the growth in our deposit base, this decrease was largely attributable to the lowering of rates on our Prestige account that resulted in interest expense of $298,000, a decrease of $112,000, over the same period in 2003. Also, we engaged in various interest rate swap agreements that have lowered interest expense on borrowed funds by $27,000. The net interest margin realized on earning assets was 4.02% for the three months ended March 31, 2004, as compared to 3.80% for the three months ended March 31, 2003. The interest rate spread increased from 3.52% at March 31, 2003 to 3.83% at March 31, 2004. The wider margins and spreads can be attributed to the maturity of time deposits with relatively higher rates of interest when compared with the rest of the portfolio.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2004, the provision charged to expense was $250,000, compared to $135,000 for the three months ended March 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. At March 31, 2004, the allowance for loan losses was $1,912,000, compared to $1,774,000 at December 31, 2003, which represented 0.95% and 0.92% of outstanding loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2004 was $605,000, an increase of $200,000, or 49.38%, from the comparable period in 2003. The increase is largely a result of gains on sale of securities available for sale, which were $103,000, during the three months ending March 31, 2004, compared to none in the same period in 2003. The increase is also a result of an increase in service charges on deposit accounts from $274,000 for the three months ended March 31, 2003 to $316,000 for the three months ended March 31, 2004. Deposits at March 31, 2003 were $193,925,000, compared to $218,393,000 at March 31, 2004. See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $1,968,000, an increase of $108,000, or 5.75%, over the three months ended March 31, 2003. The primary reason for the increase was the $100,000 increase in salaries and employee benefits over the two periods. This increase was largely due to continued growth in the bank and staffing needs to meet this growth. Net occupancy expenses increased $17,000, or 14.05%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Marketing expenses increased $17,000 to $90,000 for the three months ended March 31, 2004 when compared to the same period in 2003. Increases in net occupancy and marketing expenses were attributable to necessary furnishings and expenses for the additional branches.

HCSB FINANCIAL CORPORATION

Income Taxes

The income tax provision for the three months ended March 31, 2004 was $305,000, as compared to $138,000 for the same period in 2003. The increase in the income tax provision was a result of the increase in income before taxes. The effective tax rates were 34.70% and 35.29% at March 31, 2004 and 2003, respectively.

Net Income

We have experienced substantial growth in net interest income and noninterest income during the first quarter of 2004, which is in part attributable to the continued growth of our new offices in Windy Hill and Myrtle Beach which we opened in 2002. We experienced net income from these two offices of $148,000 for the first three months of 2004, an increase of $160,000 over the comparable period in 2003. We also experienced growth in noninterest income due to an increase in gains on sales of securities available for sale of $103,000 over the comparable period in 2003. The combination of these factors resulted in net income for the three months ended March 31, 2004 of $574,000, as compared to $253,000 for the same period in 2003. This represents an increase of $321,000, or 126.88%, over the same period in 2003. This resulted in an increase in earnings per share to $.34 per share for the quarter ended March 31, 2004 from $.15 per share for the quarter ended March 31, 2003.

Assets and Liabilities

During the first three months of 2004, total assets increased $9,262,000, or 3.43%, when compared to December 31, 2003. The primary reason for the increase in assets was due to an increase in loans of $9,609,000 during the first three months of 2004. Largely as a result of the opening of our two new offices in 2002, total deposits increased $8,462,000, or 4.03%, from the December 31, 2003 amount of $209,931,000. Within the deposit area, interest-bearing deposits increased $7,587,000, or 4.06%, and noninterest-bearing deposits increased $875,000, or 3.78%, during the first three months of 2004. During the first three months of 2004, securities available for sale increased $6,103,000 or 21.71% when compared to December 31, 2003.

Investment Securities

Investment securities available-for-sale increased from $28,115,000 at December 31, 2003 to $34,218,000 at March 31, 2004. This represents an increase of $6,103,000, or 21.71%, from December 31, 2003 to March 31, 2004.

Loans

Net loans increased $9,471,000, or 4.98%, during the three month period ended March 31, 2004. There were two primary reasons for this growth. First, our presence in the Myrtle Beach area led to a growth in our real estate loans. Second, our agricultural loans increased $3,659,000, or 53.10%, to $10,550,000 at March 31, 2004. This is a normal increase as farmers in our market obtain funds for the current farming season. Balances within the major loans receivable categories are as follows:

	March 31,	December 31,
	2004	2003
(Dollars in thousands)
Real estate - construction and land development	$13,413	$13,845
Real estate - other	96,067	89,801
Agricultural	10,550	6,891
Commercial and industrial	53,866	48,479
Consumer	26,999	27,325
Other, net	543	5,488

	$201,438	$191,829

HCSB FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)
Dollars in thousands)	March 31,	December 31,
	2004	2003
Loans: Nonaccrual loans	$1,549	$1,641
Accruing loans more than 90 days past due	$2,439	$2,315
Loans identified by the internal review mechanism:
Criticized	$3,488	$3,097
Classified	$1,725	$1,820

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	Three months ended
	March 31,
	2004	2003
Balance, January 1	$1,774	$1,452
Provision for loan losses for the period	250	135
Net loans charged-off for the period	(112)	(133)

Balance, end of period	$1,912	$1,454

Gross loans outstanding, end of period	$201,438	$174,552
Allowance for Loan Losses to loans outstanding	0.95%	0.84%

Deposits

At March 31, 2004, total deposits increased by $8,462,000, or 4.03%, from December 31, 2003. The largest increase was in interest-bearing demand deposits, which increased $3,702,000 to $76,643,000 at March 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 3.78% and interest-bearing deposits increased 4.06%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
(Dollars in thousands)
Noninterest-bearing demand deposits	$24,024	$23,149
Interest-bearing demand deposits	76,643	72,941
Savings and money market deposits	27,814	26,334
Certificates of deposit	89,912	87,507

	$218,393	$209,931

HCSB FINANCIAL CORPORATION

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2004:

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

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $39,023,000 at March 31, 2004, as well as our commercial nonindustrial loans totaling approximately $50,477,000 at March 31, 2004. We have also pledged our investment in Federal Home Loan Bank stock of $1,834,000 which is included in nonmarketable equity securities.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 78.97% at March 31, 2004 and 77.78% at December 31, 2003.

Securities available-for-sale, which totaled $34,218,000 at March 31, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2004, unused lines of credit totaled $13,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of March 31, 2004, the available credit with Federal Home Loan Bank was $17,499,000.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $26,472,000 and standby letters of credit of $812,000 through various types of commercial lending arrangements.

HCSB FINANCIAL CORPORATION

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
(In thousands)
Unused commitments
to extend credit	$1,207	$2,176	$16,993	$20,376	$6,096	$26,472
Standby letters
of credit	125	-	-	125	687	812

Totals	$1,332	$2,176	$16,993	$20,501	$6,783	$27,284

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized gain related to the rate swap was $76,000 at March 31, 2004.

Capital Resources

Total shareholders’ equity increased from $21,509,000 at December 31, 2003 to $22,127,000 at March 31, 2004. The increase of $618,000 is primarily attributable to net income of $574,000 for the period. Equity was also positively affected by the $72,000 increase relating to the change in fair value on securities available-for-sale. On January 18, 2004, the Board of Directors declared a 7.5% stock dividend payable on March 12, 2004 to shareholders of record at February 13, 2004. The financial statements at December 31, 2003 were adjusted to reflect the transaction with the exception of the payment of fractional shares. A negative charge of $28,000 was made against equity for the payment of fractional shares associated with the payment of the 7.5% stock dividend.

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

HCSB FINANCIAL CORPORATION

The following table summarizes our risk-based capital at March 31, 2004:

(Dollars in thousands)
Shareholders' equity	$22,127
Less: unrealized gains on securities available-for-sale	157

Tier 1 capital	21,970
Plus: allowance for loan losses (1)	1,912

Total capital	$23,882

Risk-weighted assets	$211,379

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.39%
Total capital (to risk-weighted assets)	11.30%
Tier 1 capital (to total average assets)	8.11%

(1) limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits –

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is
            instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)      Reports on Form 8-K
           No reports on Form 8-K was filed during the quarter ended March 31, 2004.

HCSB FINANCIAL CORPORATION

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ JAMES R. CLARKSON
James R. Clarkson
President

Date: May 14, 2004	By: /s/ MICHAEL W. HAMBRICK
Michael W. Hambrick
Senior Vice President & Chief Financial Officer

HCSB FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number         Description

31.1       Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2       Rule 13a-14(a) Certification of the Chief Financial Officer.

32          Section 1350 Certifications.