Form 10QSB
period 2004-06-30
HCSB FINANCIAL CORP
filed 2004-08-17
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-26995

HCSB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

5201 Broad Street
Loris, South Carolina 29569
(Address of principal executive
offices, including zip code)

(843) 756-6333
(Issuer's telephone number, including area code)

______________________________

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

1,662,473 shares of common stock, $.01 par value, were issued and outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (check one):      Yes      No  X

HCSB FINANCIAL CORPORATIONBR>
Index

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Income - Six months ended June 30, 2004 and 2003 and Three months ended June 30,2004 and 2003	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7-8
Item 2. Management's Discussion and Analysis or Plan of Operation	9-15
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits and Reports on Form 8-K	16
(a) Exhibits	16
(b) Reports on Form 8-K	16

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,301	$12,741
Federal funds sold	4,282	22,832

Total cash and cash equivalents	14,583	35,573

Investment securities:
Securities available-for-sale	31,597	28,115
Nonmarketable equity securities	1,919	1,919

Total investment securities	33,516	30,034

Loans held for sale	467	475

Loans receivable	220,505	191,829
Less allowance for loan losses	(1,997)	(1,774)

Loans, net	218,508	190,055

Premises and equipment, net	10,162	9,377
Accrued interest receivable	1,801	1,671
Other assets	2,871	2,529

Total assets	$281,908	$269,714

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$30,286	$23,149
Interest-bearing demand deposits	84,618	72,941
Money market	23,659	20,943
Savings	6,063	5,391
Certificates of deposit $100 and over	38,000	41,792
Other time deposits	39,292	45,715

	221,918	209,931

Advances from the Federal Home Loan Bank	36,690	36,690
Accrued interest payable	328	351
Other liabilities	1,047	1,233

Total liabilities	259,983	248,205

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,662,473 and 1,663,610 shares issued and outstanding
at June 30, 2004 and December 31, 2003, respectively	16	16
Capital surplus	21,437	21,437
Retained earnings	909	-
Accumulated other comprehensive income (loss)	(437)	56

Total shareholders' equity	21,925	21,509

Total liabilities and shareholders' equity	$281,908	$269,714

        See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Interest income
Loans, including fees	$6,661	$6,391	$3,252	$3,247
Investment securities:
Taxable	459	324	230	188
Tax-exempt	67	78	29	39
Nonmarketable equity securities	33	35	16	18
Other interest income	71	146	24	86

Total	7,291	6,974	3,551	3,578

Interest expense
Deposit accounts	1,729	2,149	835	1,115
Advances from the Federal Home Loan Bank	664	775	328	412

Total	2,393	2,924	1,163	1,527

Net interest income	4,898	4,050	2,388	2,051
Provision for loan losses	620	282	370	147

Net interest income after provision for loan losses	4,278	3,768	2,018	1,904

Other income
Service charges on deposit accounts	636	592	320	318
Credit life insurance commission	73	90	42	39
Gain on sale of securities	103	2	-	2
Gain on sale of mortgage loans	112	-	65	-
Other fees and commissions	103	94	61	55
Brokerage commission	67	41	37	19
Other operating income	59	35	23	16

Total	1,153	854	548	449

Other expense
Salaries and employee benefits	2,374	2,206	1,171	1,103
Occupancy expense	282	241	144	120
Advertising and marketing expense	194	172	104	99
Furniture and equipment expense	340	352	171	174
Loss on sale of other real estate	41	8	-	-
Other operating expenses	765	749	420	354

Total	3,996	3,728	2,010	1,850

Income before income taxes	1,435	894	556	503
Income tax expense	498	313	193	175

Net income	$937	$581	$363	$328

Basic net income per share	$0.56	$0.38	$0.22	$0.22

Diluted net income per share	$0.56	$0.38	$0.22	$0.22

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

						Accumulated
						Other
(Dollars in thousands)	Common Stock		Capital	Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2002	1,469,767	$15	$17,652	$2,067	$(6)	$122	$19,850

Net income for the period				581			581
Other comprehensive
income, net of tax						177	177

Comprehensive income							758

Payment of fractional shares				(18)			(18)

Issuance of stock	4,829		106				106

Reimbursement of
stock issuance costs			63				63

Sale of treasury stock					6		6
Issuance of 5% stock
dividend	72,959		1,605	(1,605)

Balance, June 30, 2003	1,547,555	$15	$19,426	$1,025	$-	$299	$20,765

Balance,
December 31, 2003	1,663,610	$16	$21,437	$-	$-	$56	$21,509
(Adjusted for 7.5% stock
dividend)
Net income for the period				937			937

Other comprehensive income,
net of tax						(493)	(493)

Comprehensive income							444

Payment of fractional
shares (related to 7.5%
stock dividend)	(1,137)			(28)			(28)

Balance, June 30, 2004	$1,662,473	$16	$21,437	$909	-	$(437)	$21,925

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$937	$581
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	221	227
Provision for loan losses	620	250
Amortization less accretion on investments	95	94
Amortization of deferred loan costs	22	3
Gain on sale of securities available-for-sale	(103)	(2)
Loss on sale of premises and equipment	-	16
Loss on sale of other real estate	25	-
Increase in interest receivable	(130)	(162)
Increase (decrease) in interest payable	(23)	62
Increase in other assets	(229)	(214)
Increase in other liabilities	104	169

Net cash provided by operating activities	1,539	1,024

Cash flows from investing activities:
Net increase in loans to customers	(29,497)	(21,174)
Purchases of securities available-for-sale	(16,217)	(17,228)
Maturities of securities available-for-sale	5,764	5,453
Proceeds for sales of securities available-for-sale	6,196	1,955
Purchases of nonmarketable equity securities	-	(500)
Purchases of premises and equipment	(1,006)	(664)
Proceeds from disposals of premises and equipment	-	93
Proceeds from sales of other real estate	272	-

Net cash used by investing activities	(34,488)	(32,065)

Cash flows from financing activities:
Net increase in demand deposits	11,987	37,745
Decrease in federal funds purchased	-	-
Advances from Federal Home Loan Bank	-	10,000
Stock issuance (costs) reimbursements	-	63
Sale of treasury stock	-	6
Cash paid in lieu of fractional shares	(28)	(18)
Proceeds from stock issuance	-	106

Net cash provided by financing activities	11,959	47,902

Net increase (decrease) in cash and cash equivalents	(20,990)	16,861

Cash and cash equivalents, beginning of period	35,573	19,593

Cash and cash equivalents, end of period	$14,583	$36,454

Cash paid during the period for:
Income taxes	$765	$245
Interest	$2,416	$2,862

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2004, and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2003 Annual Report.

Note 2 – Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2004 and 2003 and for the three months ended June 30, 2004 and 2003:

	Six Months Ended June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(679)	$251	$(428)
Plus: reclassification adjustment for (gains) losses
realized in net income	(103)	38	(65)

Net unrealized gains (losses) on securities	(782)	289	(493)

Other comprehensive income	$(782)	$289	$(493)

	Six Months Ended June 30, 2003
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$283	$(105)	$178
Plus: reclassification adjustment for (gains) losses
realized in net income	(2)	1	(1)

Net unrealized gains (losses) on securities	281	(104)	177

Other comprehensive income	$281	$(104)	$177

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income – continued

	Three Months Ended June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(896)	$331	$(565)
Plus: reclassification adjustment for gains (losses)		)
realized in net income	--	--	--

Net unrealized gains (losses) on securities	(896)	331	(565)

Other comprehensive income	$(896)	$331	$(565)

	Three Months Ended June 30, 2003
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$145	$(54)	$91
Plus: reclassification adjustment for gains (losses)		)
realized in net income	(2)	1	(1)

Net unrealized gains (losses) on securities	143	(53)	90

Other comprehensive income	$143	$(53)	$90

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

HCSB FINANCIAL CORPORATION

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income was $4,898,000, an increase of $848,000, or 20.94%, over the same period in 2003. Interest income from loans, including fees, was $6,661,000, an increase of $270,000, or 4.22%, from the six months ended June 30, 2003. Even though interest rates decreased during this period, interest income increased because demand for loans in our marketplace continued to grow. Interest income on taxable securities totaled $459,000, an increase of $135,000 for the six months ended June 30, 2004, over the same period in 2003. This increase was due to a corresponding increase in securities available-for-sale, which corresponded to the increases in deposits. Interest expense for the six months ended June 30, 2004 decreased $531,000, or 18.16%, to $2,393,000 as compared to $2,924,000 for the same period in 2003, reflecting the decrease in interest rates during this period. Interest expense on FHLB advances decreased $111,000, or 14.32%, to $664,000 for the six month period ended June 30, 2004 as compared to $775,000 for the same period in 2003 largely because we engaged in various interest rate swap agreements that have helped us take advantage of the lower interest rate environment in the marketplace. Interest on deposits decreased $420,000, or 19.54%, to $1,729,000 for the six month period ended June 30, 2004 as compared to $2,149,000 for the comparable period in 2003. Despite the growth in our deposit base, this decrease is largely attributable to the lowering of rates on our Prestige account, which is a high minimum deposit NOW account that pays an above market interest rate, that resulted in interest expense of $613,000 for the six months ended June 30, 2004, a decrease of $220,000, over the same period in 2003. The net interest margin realized on earning assets was 3.84% for the six months ended June 30, 2004, as compared to 3.42% for the six months ended June 30, 2003. The interest rate spread was 3.60% for the six months ended June 30, 2004, compared to 3.17% for the six months ended June 30, 2003.

HCSB FINANCIAL CORPORATION

Item 2.  Management’s Discussion and Analysis or Plan of Operation – continued

Net Interest Income – continued

Net interest income increased from $2,051,000 for the quarter ending June 30, 2003 to $2,388,000 for the quarter ending June 30, 2004. This represents an increase of $337,000, or 16.43%. Interest income from loans, including fees, increased to $3,252,000 for the quarter ended June 30, 2004 from $3,247,000 for the quarter ended June 30, 2003. Interest expense decreased $364,000, or 23.84%, to $1,163,000 for the three months ended June 30, 2004, compared to $1,527,000 for the three months ended June 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2004, the provision charged to expense was $620,000, compared to $282,000 for the six months ended June 30, 2003. For the quarter ended June 30, 2004, the provision charged to expense was $370,000, compared to $147,000 during the same quarter in 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past several years, a substantial portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2004 was $1,153,000, an increase of $299,000, or 35.01%, from the comparable period in 2003. The increase is primarily a result of gains of sale of securities available-for-sale, which were $103,000, an increase of $101,000 during the six months ended June 30, 2004, from the comparable period in 2003. We also recognized gains on sale of mortgage loans of $112,000 during the six months ended June 30, 2004, compared to none in the same period in 2003. Service charges on deposit accounts increased from $592,000 for the six months ended June 30, 2003 to $636,000 for the six months ended June 30, 2004. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2003 were $201,906,000, compared to $221,918,000 at June 30, 2004.

For the quarter ended June 30, 2004, noninterest income increased $99,000, or 22.05%, over the same period in 2003. This increase is primarily due to gains on sales of mortgage loans, which were $65,000 during the quarter ended June 30, 2004, as compared to none in 2003. Brokerage commissions also increased $18,000, or 94.74%, from $19,000 for the quarter ended June 30, 2003 to $37,000 for the quarter ended June 30, 2004.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $3,996,000, or 7.19% higher than for he six months ended June 30, 2003. The primary reason for the $268,000 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $168,000, or 7.62%, over the same period in 2003, which is largely a result of normal salary increases among existing employees. All other categories of noninterest expense increased as well due to the growth of the bank and as a result of the three new branches we have opened since the beginning of 2002.

For the quarter ended June 30, 2004, noninterest expense was $2,010,000, an increase of $160,000, or 8.65%, over the amount for the same period in 2003. The largest increase between the quarter ended June 30, 2003 and the quarter ended June 30, 2004 was

HCSB FINANCIAL CORPORATION

in salaries and benefits, which increased $68,000, or 6.17%, to $1,171,000. Other categories of noninterest expense increased as a result of the growth of the bank.

Income Taxes

The income tax provision for the six months ended June 30, 2004 was $498,000, as compared to $313,000 for the same period in 2003. The effective tax rates were 34.70% and 35.01% at June 30, 2004 and 2003, respectively. The effective tax rates were 34.71% and 34.79% for the quarters ended June 30, 2004 and June 30, 2003, respectively.

HCSB FINANCIAL CORPORATION

Item 2.  Management’s Discussion and Analysis or Plan of Operation – continued

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2004 of $937,000, as compared to $581,000 for the same period in 2003. This represents an increase of $356,000, or 61.27%, over the same period in 2003. For the quarter ended June 30, 2004, net income was $363,000, as compared to $328,000 for the quarter ended June 30, 2003. This represents an increase of 35,000, or 10.67%, from the quarter ended June 30, 2003.

Assets and Liabilities

During the first six months of 2004, total assets increased $12,194,000, or 4.52%, when compared to December 31, 2003. The primary reason for the increase in assets was due to an increase in loans of $28,676,000 during the first six months of 2004. It is typical for us to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Fed funds sold decreased $18,550,000, or 81.25%, as a result of the growth in loans. Total deposits increased $11,987,000, or 5.71%, from the December 31, 2003 amount of $209,931,000. Within the deposit area, interest-bearing deposits increased $4,850,000, or 2.60%, and noninterest-bearing deposits increased $7,137,000, or 30.83%, during the first six months of 2004. The increase in deposits has helped us to partially fund the growth in loans. Our additional presence in the North Myrtle Beach and Myrtle Beach markets has been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale increased from $28,115,000 at December 31, 2003 to $31,597,000 at June 30, 2004. This represents an increase of $3,482,000, or 12.38%, from December 31, 2003 to June 30 2004. Excess funds generated from deposit growth were invested in investment securities in an effort to assist with our asset-liability management and until those funds are needed for higher yielding loans.

Loans

Net loans increased $28,453,000, or 14.97%, to $218,508,000 during the six month period ended June 30, 2004. Loan demand in general continued to increase in our market areas in the first half of 2004. As expected during this time of year, agricultural loans increased $5,927,000, or 86.01%, from December 31, 2003. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003

Real estate - construction and land development	$11,146	$13,845
Real estate - other	110,038	89,801
Agricultural	12,818	6,891
Commercial and industrial	57,122	48,479
Consumer	28,079	27,325
Other, net	1,302	5,488

	$220,505	$191,829

During the six months ended June 30, 2004, nonaccrual loans increased from $1,641,000 to $4,257,000 and past-due loans decreased from $2,315,000 to $1,449,000. Most of the increase in nonaccual loans came as a result of problem loans to one borrower totaling approximately $1,500,000. Loans to this borrower are considered well secured.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

	June 30,	December 31,
(Dollars in thousands)	2004	2003

The following is a summary of risk elements in the loan portfolio:

Loans: Nonaccrual loans	$4,257	$1,641
Accruing loans more than 90 days past due	$1,449	$2,315
Loans identified by the internal review mechanism:
Criticized	$3,858	$3,097
Classified	$1,588	$1,820

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003

Balance, January 1	$1,774	$1,452
Provision for loan losses for the period	620	282
Net loans charged off for the period	(397)	(370)

Balance, end of period	$1,997	$1,364

Gross loans outstanding, end of period	$220,505	$183,666

Allowance for Loan Losses to loans outstanding	0.91%	0.75%

Deposits

At June 30, 2004, total deposits had increased by $11,987,000, or 5.71%, from December 31, 2003. All categories of deposits increased as we continued to offer the Prestige account, which increased by $8,839,000, or 16.21%, from December 31, 2003. Expressed in percentages, noninterest-bearing deposits increased 30.83% and interest-bearing deposits increased 2.60%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003

Noninterest-bearing demand deposits	$30,286	$23,149
Interest-bearing demand deposits	84,618	72,941
Savings and money market deposits	29,722	26,334
Certificates of deposits	77,292	87,507

	$221,918	$209,931

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2004:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92	$76	March 1, 2010	$5,000
May 18, 2000	6.49	76	May 24, 2010	4,600
March 19, 2001	5.05	64	March 22, 2011	5,000
January 17, 2002	3.88	48	January 17, 2012	5,000
July 23, 2002	3.81	49	July 23,2012	5,000
September 5, 2002	3.56	19	August 4, 2012	2,090
January 30, 2003	3.36	42	January 30, 2013	5,000
March 11, 2003	3.09	39	March 11, 2008	5,000

		$413		$36,690

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $24,467,000 at June 30, 2004 and our commercial nonindustrial loans, which totaled $8,429,000 at June 30, 2004. We have also pledged our investment in Federal Home Loan Bank stock of $1,835,000, which is included in nonmarketable equity securities. In addition, we pledged $1,387,000 in HELOC/second mortgage loans, as well as $1,000,000 in available-for-sale agency securities.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to the rate swap was $509,000 at June 30, 2004.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 85.27% at June 30, 2004 and 77.78% at December 31, 2003.

Securities available-for-sale, which totaled $31,597,000 at June 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2004, unused lines of credit totaled $13,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of June 30, 2004, our available credit with Federal Home Loan Bank was $19,957,000.

Capital Resources

Total shareholders’ equity increased from $21,509,000 at December 31, 2003 to $21,925,000 at June 30, 2004. The increase of $416,000 is primarily attributable to net income for the period of June 30, 2004 of $937,000. The unrealized loss in available-for-sale securities of $493,000 had an overall negative effect on shareholders’ equity. Payment of fractional shares on a 7.5% stock dividend contributed to a decrease of $28,000.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Capital Resources – continued

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

The following table summarizes our risk-based capital at June 30, 2004:

(Dollars in thousands)
Shareholders' equity	$21,925
Less: unrealized gains on available-for-sale securities	408

Tier 1 capital	22,333
Plus: allowance for loan losses (1)	1,997

Total capital	$24,330

Net risk-weighted assets	$227,219

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	9.83%
Total capital (to net risk-weighted assets)	10.71%
Tier 1 capital (to total average assets)	8.08%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $23,277,000 and standby letters of credit of $771,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$840	$4,250	$12,468	$17,558	$5,719	$23,277
Standby letters of
credit	60	20	691	771	--	771

Total	$900	$4,270	$13,159	$18,329	$5,719	$24,048

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, is not expected to have an impact on the Company’s financial position or results of operations.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HCSB FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2004 at our annual meeting of shareholders held on April 22, 2004 — the election of five members of the Board of Directors as Class II directors for a three-year term and the approval of the HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are D. Singleton Bailey, Franklin C. Blanton, T. Freddie Moore, and Carroll D. Padgett, Jr. The current Class II directors are William H. Caines, James R. Clarkson, J. Lavelle Coleman, Boyd R. Ford, and Randy B. Hardee. The current Class III directors are Johnny C. Allen, Clay D. Brittain, III, Russell R. Burgess, Jr., Larry G. Floyd, Tommie W. Grainger and Gwyn G. McCutchen. The current terms of the Class II directors expired at the annual meeting. Each of the five current Class II directors was nominated for election and stood for election at the Annual Meeting on April 22, 2004 for a three-year term. The number of votes for the election of the Class II directors was as follows: For Mr. William H. Caines 1,230,984 in favor, 431,489 votes withheld; for Mr. James R. Clarkson 1,230,588 in favor, 431,885 votes withheld; for Mr. J. Lavelle Coleman 1,230,984 in favor, 431,489 votes withheld; for Mr. Boyd R. Ford, Jr. 1,230,984 in favor, 431,489 votes withheld; and for Mr. Randy B. Hardee 1,230,363 in favor, 432,110 votes withheld. Each of the nominees received a plurality vote and was reelected for a three-year term. The terms of the Class III directors will expire at the 2005 annual meeting of shareholders. The terms of the Class I directors will expire at the 2006 annual meeting of shareholders.

The board of directors has approved the adoption of our Omnibus Stock Ownership and Long Term Incentive Plan. The plan authorizes the grant of options and the award of restricted stock and stock appreciation rights to our employees for up to 200,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. We believe that the issuance of stock options, restricted stock, and stock appreciation rights can promote the growth of the company by providing additional incentives for participants to focus on the company’s long-range objectives. The vote to approve the HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan was 1,184,222 shares voted in favor and 51,066 shares voted against. Therefore, the plan was approved.

Item 6.  Exhibits And Reports on Form 8-K

(1)	Exhibits:

Exhibit Number                    Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2004.

HCSB FINANCIAL CORPORATION

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ JAMES R. CLARKSON
James R. Clarkson
President

Date: August 16, 2004	By: /s/ MICHAEL W. HAMBRICK
Michael W. Hambrick
Senior Vice President & Chief Financial Officer

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number                Description

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.