Form 10QSB
period 2004-09-30
HCSB FINANCIAL CORP
filed 2004-11-12
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

1,662,473 shares of common stock, $.01 par value, were issued and outstanding as of November 5, 2004.

Transitional Small Business Disclosure Format (check one):      Yes      No  X

HCSB FINANCIAL CORPORATION

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Income - Nine months ended September 30, 2004 and 2003 and three months ended September 30, 2004 and 2003	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis or Plan of Operation	11-16
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 6. Exhibits	18

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION

	September 30,	December 31,
	2004	2003
	(Unaudited)
(Dollars in thousands) Assets:
Cash and cash equivalents:
Cash and due from banks	$11,891	$12,741
Federal funds sold	16,088	22,832

Total cash and cash equivalents	27,979	35,573

Investment securities:
Securities available-for-sale	28,377	28,115
Nonmarketable equity securities	1,919	1,919

Total investment securities	30,296	30,034

Loans held for sale	221	475
Loans receivable	218,885	191,829
Less allowance for loan losses	(2,108)	(1,774)

Loans, net	216,777	190,055

Premises and equipment, net	10,755	9,377
Accrued interest receivable	1,827	1,671
Other assets	2,577	2,529

Total assets	$290,432	$269,714

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$32,747	$23,149
Interest-bearing demand deposits	85,385	72,941
Money market	22,559	20,943
Savings	6,168	5,391
Certificates of deposit $100 and over	41,184	41,792
Other time deposits	41,392	45,715

	229,435	209,931

Advances from the Federal Home Loan Bank	36,690	36,690
Accrued interest payable	346	351
Other liabilities	1,097	1,233

Total liabilities	267,568	248,205

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,662,473 and 1,663,610 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	16	16
Capital surplus	21,437	21,437
Retained earnings	1,392	-
Accumulated other comprehensive income	19	56

Total shareholders' equity	22,864	21,509

Total liabilities and shareholders' equity	$290,432	$269,714

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(Dollars in thousands)
Interest income
Loans, including fees	$10,259	$9,830	$3,598	$3,439
Investment securities:
Taxable	631	498	172	174
Tax-exempt	115	119	48	41
Nonmarketable equity securities	49	54	16	19
Federal funds sold	83	190	12	44

Total	11,137	10,691	3,846	3,717

Interest expense
Deposit accounts	2,593	3,153	864	1,004
Other interest expense	1,010	1,171	346	396

Total	3,603	4,324	1,210	1,400

Net interest income	7,534	6,367	2,636	2,317
Provision for loan losses	1,000	507	380	225

Net interest income after provision
for loan losses	6,534	5,860	2,256	2,092

Other income
Service charges on deposit accounts	969	936	333	344
Credit life insurance commissions	86	130	13	40
Brokerage commissions	100	75	33	34
Gain on sale of mortgage loans	144	2	32	2
Gain (loss) on sale of securities	99	11	(4)	9
Other fees and commissions	175	144	72	50
Other income	81	48	22	13

Total	1,654	1,346	501	492

Other expense
Salaries and employee benefits	3,536	3,231	1,162	1,025
Occupancy expense	406	359	124	118
Advertising and marketing expense	299	286	105	114
Furniture and equipment expense	524	517	184	165
Loss on sale of other real estate	43	17	0	9
Other operating expenses	1,205	1,089	442	340

Total	6,013	5,499	2,017	1,771

Income before income taxes	2,175	1,707	740	813
Income tax expense	755	595	257	282

Net income	$1,420	$1,112	$483	$531

Basic net income per share	$.85	$0.72	$.29	$0.34
Diluted net income per share	$.85	$0.72	$.29	$0.34

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
for the nine months ended September 30, 2004 and 2003
(Unaudited)

						Accumulated
						Other
(Dollars in thousands)	Common Stock		Capital	Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2002	1,469,767	$15	$17,652	$2,067	$(6)	$122	$19,850
Net income for the period				1,112			1,112
Other comprehensive
income, net of tax						(103)	(103)

Comprehensive income							1,009

Payment of fractional shares				(18)			(18)
Issuance of stock	4,829		106				106
Stock issuance costs			63				63
Sale of treasury stock					6		6
Issuance of stock	72,948	-	1,605	(1,605)			-

Balance,
September 30, 2003	1,547,544	$15	$19,426	$1,556	$-	$19	$21,016

Balance,
December 31, 2003	1,663,610	$16	$21,437	$-	-	$56	$21,509
Net income for the
period				1,420			1,420
Other comprehensive income,
net of tax						37)	(37)

Comprehensive income							1,383

Payment of fractional
shares (related to the
7.5% stock dividend)	(1,137)			(28)			(28)

Balance,
September 30, 2004	1,662,473	$16	$21,437	$1,392	$-	$19	$22,864

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,420	$1,112
Adjustments to reconcile net income to net cash provided by
Depreciation and amortization	337	333
Provision for possible loan losses	1,000	507
Amortization less accretion on investments	168	252
Amortization of deferred loan costs	23	6
Loss (gain) on sale of securities available-for-sale	(99)	(11)
Loss (gain) on sale of premises and equipment	(2)	16
(Increase) decrease in deferred tax	7	(19)
(Increase) decrease in interest receivable	(156)	(348)
Increase (decrease) in interest payable	(5)	50
(Increase) decrease in other assets	15	(423)
Increase (decrease) in other liabilites	(114)	417
Loss (gain) on sale of other real estate owned	27	8

Net cash provided by operating activities	2,621	1,900

Cash flows from investing activities:
Net increase in loans to customers	(28,151)	(28,907)
Purchases of securities available-for-sale	(16,319)	(31,378)
Maturities of securities available-for-sale	6,647	13,302
Proceeds for sales of securities available-for-sale	9,282	2,584
Proceeds for sales of premises and equipment	2	93
Proceeds for sales of other real estate owned	563	152
Purchases of nonmarketable equity securities	-	(500)
Purchases of premises and equipment	(1,715)	(1,228)

Net cash provided by financing activities	(29,691)	(45,882)

Cash flows from financing activities:
Net increase in demand deposits	19,504	41,076
Advances from Federal Home Loan Bank	-	10,000
Proceeds from stock issuance	-	106
Stock issuance costs	-	63
Sale of treasury stock	-	6
Cash paid in lieu of fractional shares
	(28)	(18)

Net cash provided by financing activities	19,476	51,233

Net increase (decrease) in cash and cash equivalents	(7,594)	7,251
Cash and cash equivalents, beginning of period	35,573	19,593

Cash and cash equivalents, end of period	$27,979	$26,844

Cash paid during the period for:
Income taxes	$999	$446
Interest	$3,608	$4,274

Notes to Condensed Consolidated Financial Statements

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2003 Annual Report.

Note 2 — Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ended September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 — Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2004 and 2003 and for the three months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$40	$(15)	$25
Plus: reclassification adjustment for (gains) losses
realized in net income	(99)	37	(62)

Net unrealized gains (losses) on securities	(59)	22	(37)

Other comprehensive income	$(59)	$22	$(37)

	Nine Months Ended September 30, 2003
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(153)	$57	$(96)
Plus: reclassification adjustment for (gains) losses
realized in net income	(11)	4	(7)

Net unrealized gains (losses) on securities	(164)	61	(103)

Other comprehensive income	$(164)	$61	$(103)

	Three Months Ended September 30, 2004
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$721	$(268)	$453
Plus: reclassification adjustment for (gains) losses
realized in net income	4	(1)	3

Net unrealized gains (losses) on securities	725	(269)	456

Other comprehensive income	$725	$(269)	$456

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 — Comprehensive Income — continued

	Three Months Ended September 30, 2003
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
(Dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(435)	$161	$(274)
Plus: reclassification adjustment for (gains) losses
realized in net income	(9)	3	(6)

Net unrealized gains (losses) on securities	(444)	164	(280)

Other comprehensive income	$(444)	$164	$(280)

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 4 — Stock-Based Compensation

The Company has a stock-based employee compensation plan (in 2004) which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Nine Months
Ended
September 30,
2004
Net income, as reported	$1,420,171
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	23,625

Pro forma net income	$1,396,546

Earnings per share:
Basic - as reported	$0.85

Basic - pro forma	$0.84

Diluted - as reported	$0.85

Diluted - pro forma	$0.84

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 — Stock-Based Compensation— continued

Three Months
Ended
September 30,
2004
Net income, as reported	$483,355
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	9,665

Pro forma net income	$473,690

Earnings per share:
Basic - as reported	$0.29

Basic - pro forma	$0.28

Diluted - as reported	$0.29

Diluted - pro forma	$0.28

Note 5 — Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 are as follows:

	Nine Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,420,171	1,662,473	$0.85

Effect of dilutive securities
Stock options	-	1,888

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,420,171	1,664,361	$0.85

	Three Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$483,355	1,662,473	$0.29

Effect of dilutive securities
Stock options	-	3,723

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$483,355	1,664,252	$0.29

There were no common stock equivalents outstanding during 2003; therefore, basic and diluted earnings per share were the same.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income was $7,534,000, an increase of $1,167,000, or 18.33%, over the same period in 2003. Interest income from loans, including fees, was $10,259,000 for the nine months ended September 30, 2004, an increase of $429,000, or 4.36%, over the same period in 2003 as demand for loans in our marketplace continued to grow. Interest income on federal funds sold decreased $107,000, or 56.32%, due to the decrease in volume of federal funds. Interest expense for the nine months ended September 30, 2004 was $3,603,000, compared to $4,324,000 for the same period in 2003. Despite the growth in our deposit base, this decrease is largely attributable to the lowering of rates on our Prestige account that resulted in interest expense of $966,000, a decrease of $243,000, over the same period in 2003. We have been able to realize decreases in the price of our deposits due to the low interest rate environment in the general economy and in the local market. However, we do not expect this trend will continue and in fact anticipate that rates will begin to increase now that the general trend in interest rates has begun to reverse. Also interest expense on FHLB advances decreased $161,000, or 13.75%, to $1,010,000 for the period ended September 30, 2004 as compared to $1,171,000 for the same period in 2003 largely because we engaged in various interest rate swap agreements that have helped us take advantage of the lower interest rate environment in the marketplace. The net interest margin realized on earning assets was 3.87% for the nine months ended September 30, 2004, as compared to 3.50% for the nine months ended September 30, 2003. The interest rate spread was 3.65% for the nine months ended September 30, 2004, compared to 3.24% for the nine months ended September 30, 2003.

Net interest income increased from $2,317,000 for the quarter ended September 30, 2003 to $2,636,000 for the quarter ended September 30, 2004. This represents an increase of $319,000, or 13.77%. Interest income from loans, including fees, increased to $3,598,000 for the quarter ended September 30, 2004, from $3,439,000 for the quarter ended September 30, 2003. Interest expense decreased $190,000, or 13.57%, to $1,210,000 for the three months ended September 30, 2004, compared to $1,400,000 for the three months ended September 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2004, the provision charged to expense was $1,000,000, compared to $507,000 for the nine months ended September 30, 2003. For the quarter ended September 30, 2004, the provision charged to expense was $380,000, as compared to $225,000 during the same quarter in 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2004 was $1,654,000, an increase of $308,000, or 22.88%, from the comparable period in 2003. The increase is primarily the result of an increase in gains on sale of mortgage loans from $2,000 for the nine months ended September 30, 2003, to $144,000 for the nine months ended September 30, 2004. Also, service charges on deposits accounts increased $33,000, or 3.53%, to $969,000 for the nine months ended September 30, 2004, from $936,000 for the comparable period in 2003. This increase in service charges is primarily a result of the growth of the bank and our increase in interest-bearing deposits. Interest-bearing deposits at September 30, 2003 were $186,782, compared to $196,688 at September 30, 2004. Other charges, commissions and fees also increased $31,000, or 21.53%, to $175,000 for the nine months ended September 30, 2004.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

For the quarter ended September 30, 2004, noninterest income increased $9,000, or 1.83%, over the same period in 2003. This increase is primarily due to gain on sale of residential mortgage loans, which increased $30,000 from $2,000 for the quarter ended September 30, 2003, to $32,000 for the quarter ended September 30, 2004.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 was $6,013,000, or 9.35% higher than the nine months ended September 30, 2003. The primary reason for this increase was the $305,000 increase in salaries and employee benefits between the two periods. This increase was largely the result of normal salary increases among existing employees and the extra personnel needed to staff our Myrtle Beach office. In addition, other operating expenses increased $116,000, or 10.65%, between the nine month periods ended September 30, 2003 and September 30, 2004.

For the quarter ended September 30, 2004, noninterest expense increased $246,000, or 13.89%, over the same period in 2003. The largest increase between the quarter ended September 30, 2004 and the quarter ended September 30, 2003, was in salary and employee benefits, which increased $137,000, or 13.37%. Other operating expense also increased $102,000, or 30.00%, to $442,000 for the quarter ended September 30, 2004 from $340,000 for the quarter ended September 30, 2003.

Income Taxes

The income tax provision for the nine months ended September 30, 2004 was $755,000, as compared to $595,000 for the same period in 2003. The effective tax rates were 34.71% and 34.86% for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rates were 34.73% and 34.69% for the quarter ended September 30, 2004 and September 30, 2003, respectively.

Net Income

While net interest income increased significantly during the first nine months of 2004 when compared to the same period in 2003, we also had an increase in noninterest expense during these time periods. The combination of the above factors resulted in net income for the nine months ended September 30, 2004 of $1,420,000, as compared to $1,112,000 for the same period in 2003. This represents an increase of $308,000, or 27.70%, over the same period in 2003. For the quarter ended September 30, 2004, net income was $483,000, as compared to $531,000 for the quarter ended September 30, 2003. This represents a decrease of $48,000, or 9.04%, from the quarter ended September 30, 2003. Interest and fee income on loans for the quarter ended September 30, 2004 was $3,598,000, which was a $159,000, or 4.62%, increase. The decrease in net income was primarily the result of increasing the loan loss provision by $155,000 in the quarter ended September 30, 2004, versus the comparable period in 2003. We also increased the loan loss provision by $493,000 during the nine months ended September 30, 2004 over the amount of the provision in the comparable period for 2003. This increase in the provision for loan losses reflected both the growth in our loan portfolio during these periods and our analysis of our existing loan portfolio. See the discussion below under “Allowance for Loan Losses.”

Assets and Liabilities

During the first nine months of 2004, total assets increased $20,718,000, or 7.68%, when compared to December 31, 2003. The primary reason for the increase in assets was due to an increase in net loans of $26,722,000 during the first nine months of 2004. Total deposits increased $19,504,000, or 9.29%, from the December 31, 2003 amount of $209,931,000. Within the deposit area, interest-bearing deposits increased $9,906,000, or 5.30%, and noninterest-bearing deposits increased $9,598,000, or 41.46%, during the first nine months of 2004. The increase in deposits has allowed us to keep pace with the rapid growth in loans.

Investment Securities

Investment securities increased from $30,034,000 at December 31, 2003 to $30,296,000 at September 30, 2004. This represents an increase of $262,000, or 0.87%, from December 31, 2003 to September 30, 2004. All of this increase was in securities available-for-sale. The main reason for the increase in investment securities was purchases of $16,319,000 of securities at September 30, 2004 to replace maturities and sales of securities. We also had nonmarketable equity securities, which totaled $1,919,000 at September 30, 2004.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Loans

Net loans increased $26,722,000, or 14.06%, during the nine month period ended September 30, 2004. Loan demand in general continued to increase in our market areas in the first nine months of 2004. Growth was especially strong in the markets we entered in 2003. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
(Dollars in thousands)
Real estate - construction	$9,599	$13,845
Real estate - mortgage	111,305	89,801
Agricultural	8,660	6,891
Commercial and industrial	61,803	48,479
Consumer	26,927	27,325
Other, net	591	5,488

	$218,885	$191,829

During the nine months ended September 30, 2004, nonaccrual loans increased from $1,641,000 to $4,660,000. Also during this period, loans past due ninety days or more but still accruing interest decreased by $726,000 from $2,315,000 to $1,589,000. Increases in nonaccrual loans can be attributed to several large loans to one borrower totaling approximately $2,846,000. Loans to this borrower are considered well secured.

Allowance for Loan Losses

        There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance. The allowance for loan losses at September 30, 2004 was $2,108,000, or 0.96% of loans outstanding, compared to an allowance of $1,774,000, or 0.78% of loans outstanding, at December 31, 2003. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. We do not allocate specific percentages of our allowance for loan losses to the various categories of loans but instead evaluate the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The amount of the allowance is adjusted periodically based on changing circumstances. We regularly monitor past due and classified loans.

However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
	2004	2003
(Dollars in thousands)
Loans
Nonaccrual loans	$4,660	$1,641
Accruing loans more than 90 days past due	1,589	2,315
Criticized	$4,116	$3,097
Classified	$1,104	$1,820

Activity in the allowance for loan losses is as follows:

	September 30,
	2004	2003
(Dollars in thousands)
Balance, January 1	$1,774	$1,452
Provision for loan losses for the period	1,000	507
Net loans (charged-off) recovered for the period	(666)	(470)

Balance, end of period	$2,108	$1,489

Gross loans outstanding, end of period	$218,885	$190,548
Allowance for loan losses to loans outstanding	0.96%	0.78%

Deposits

At September 30, 2004, total deposits increased by $19,504,000, or 9.29%, from December 31, 2003. The largest increase was in interest-bearing demand deposits, which increased $9,906,000 to $196,688,000 at September 30, 2004. Expressed in percentages, interest-bearing deposits increased 5.30%, and noninterest-bearing deposits increased 41.46%. The additional noninterest-bearing deposits are a direct result of our expanded presence in the Myrtle Beach market as well as the cyclical nature of these deposits. The largest increase in interest-bearing deposit accounts was in interest-bearing demand deposits, which increased $12,444,000. All categories of deposits increased except for time deposits, which we believe did not increase because our competitors offered an above market rate on shorter maturity certificates of deposits.

Balances within the major deposit categories are as follows:

	September 30,	December 31,
	2004	2003
(Dollars in thousands)
Noninterest-bearing demand deposits	$32,747	$23,149
Interest-bearing demand deposits	85,385	72,941
Savings deposits	28,727	26,334
Certificates of deposits	82,576	87,507

	$229,435	$209,931

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2004: (Dollars in thousands)

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

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $18,815,000 at September 30, 2004, and our investment in Federal Home Loan Bank stock of $1,835,000, which is included in nonmarketable equity securities. We have also pledged our commercial non-industrial loans, which totaled $12,245,000 at September 30, 2004. In addition, we pledged $1,463,000 in home equity lines of credit/second mortgage loans, as well as $4,500,000 in available for sale agency securities.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 82.25% at September 30, 2004, and 77.78% at December 31, 2003.

Securities available-for-sale, which totaled $28,377,000 at September 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2004, unused lines of credit totaled $13,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of September 30, 2004, our available credit with Federal Home Loan bank was $21,687,000.

Capital Resources

Total shareholders’ equity increased from $21,509,000 at December 31, 2003 to $22,864,000 at September 30, 2004. The increase of $1,355,000 is primarily attributable to net income of $1,420,000. In addition, we declared a 7.5 percent stock dividend in February 2004, which was paid on March 12, 2004. There was a charge of $28,000 to retained earnings for cash paid for fractional shares. There was also a decrease of $37,000 relating to the change in the market value on securities available for sale.

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

The following table summarizes our risk-based capital at the holding company at September 30, 2004:

Shareholders' equity	$22,864
Less: unrealized gains on available-for-sale securities	22

Tier 1 capital	22,842
Plus: allowance for loan losses (1)	2,108

Total capital	$24,950

Risk-weighted assets	$228,016

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.02%
Total capital (to risk-weighted assets)	10.94%
Tier 1 capital (to total average assets)	8.06%

(1) Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $25,065,000 and standby letters of credit of $791,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
	Month	Months	Months	Year	One Year	Total
(Dollars in thousands)
Unused commitments to
extend credit	$1,183	$2,560	$14,122	$17,865	$7,200	$25,065
Standby letters of credit	0	476	265	741	50	791

Totals	$1,183	$3,036	$14,387	$18,606	$7,250	$25,856

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

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

HCSB FINANCIAL CORPORATION

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 11, 2004	By: /s/ James R. Clarkson
James R. Clarkson
President & Chief Executive Officer

Date: November 11, 2004	By: /s/ Michael W. Hambrick
Michael W. Hambrick
Senior Vice President & Chief Financial Officer

HCSB FINANCIAL CORPORATION

Exhibit Index

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.