Form 10KSB
period 2004-12-31
HCSB FINANCIAL CORP
filed 2005-03-30
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

          Commission File Number 000-26995

HCSB FINANCIAL CORPORATION
(Name of Small Business Issuer in Its Charter)

South Carolina	57-1079444
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5201 Broad Street
Loris, South Carolina	29569
(Address of Principal Executive Offices)	(Zip Code)

        (843) 756-6333
Issuer’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes    X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X  ]

The issuer’s revenue for its most recent fiscal year was $17,328,000. As of March 18, 2005, 1,724,180 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 18, 2005 was $20,619,676. Because there is not an active trading market for the Common Stock, we have used our book value of $13.76 as of February 28, 2005 to calculate our public float.

Transitional Small Business Disclosure Format. (Check one):   Yes           No   X

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference in this Form 10-KSB in Part II, Items 5 through 7. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated by reference in this Form 10-KSB in Part III Items 9 through 12 and 14.

PART I
ITEM 1.   Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General Overview

        HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank. The bank is a state-chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 10 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rates of growth of assets and earnings, and we may not be able to grow our business at all. Although we have plans for continued expansion of our company, our historical results of operation will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;
o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and

o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to the growth of our bank into new markets over the past several years and our short operating history in these communities, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a substantial portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Horry County, and to a lesser extent in Columbus and Brunswick Counties in North Carolina. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or especially in Horry County, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. We anticipate that we will benefit from a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        James R. Clarkson, our president and chief executive officer, has extensive and long-standing ties within our primary market area and he has contributed significantly to our growth. If we lose the services of Mr. Clarkson, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may notbe available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

o	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

o	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

o	the risk of loss of key employees and customers.

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

o	High Asset Quality. We place a great deal of emphasis on maintaining high asset quality and believe that the outstanding asset quality experienced to date is principally due to the closeness of our lenders, senior officers, and directors to our customers and their significant knowledge of the communities in which they reside.

o	Internal Growth, Branch Expansion. We have grown significantly over the last five years. We will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

o	Broad Range of Products and Services. We strive to provide our customers with the breadth of products and services comparable to a regional bank, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, on-line banking, and investment products and brokerage services through a third party arrangement.

Location and Service Area

        Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. Most of the banks in these areas are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we successfully fill. We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast. We intend to continue to expand our branch network to take advantage of opportunities caused by this growth. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and on individuals.

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

         Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which made up approximately 52.0% of our loan portfolio at December 31, 2004. These loans are secured generally by first or second mortgages on residential or commercial property. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

        Commercial Loans. At December 31, 2004, approximately 29.6% of our loan portfolio consisted of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

        Consumer Loans. Consumer loans made up approximately 11.7% of our loan portfolio at December 31, 2004. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

        Agricultural Loans. Approximately 2.9% of our loan portfolio consisted of agricultural loans at December 31, 2004. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

        Construction and Development Loans. The remaining 3.8% of our loan portfolio at December 31, 2004 was composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. As of December 2004, there were 19 financial institutions operating in Horry County, 10 financial institutions operating in Brunswick County and 5 financial institutions operating in Columbus County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in our markets. Nevertheless, a number of these competitors are well established in our service area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

        As of March 15, 2005, we had 103 full-time employees and 1 part-time employee. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

HCSB Financial Corporation

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Horry County State Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “Horry County State Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

Horry County State Bank

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

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

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Our risk-based assessment rate is currently zero but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In addition, the FDIC imposes assessments to help pay off the $780.0 million in annual interest payments on the $8.0 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; o covered transactions and other specified transactions between a bank or its subsidiaries and an
o	affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

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

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2004, based on our calculations, we qualified as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

        Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.   Description of Properties

The main office of the bank is located at 5009 Broad Street, Loris, South Carolina 29569. Our executive officers are located at 5201 Broad Street, Loris, South Carolina 29569. The bank presently owns nine lots in fee simple on which we have branch banking facilities and one lot with a facility that houses the bank’s executive offices, central deposit operations, central credit operations and computer operations. In addition, the bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility. Each of these properties is located within Horry County, South Carolina.

In March 2002, the bank purchased one of the above-referenced properties at 4400 Hwy. 17 South, North Myrtle Beach, South Carolina. The bank built a 3,300 square foot banking facility on this property which opened for business in February 2003.

In October 2002, the bank purchased a lot at 1701 North Oak Street, Myrtle Beach, South Carolina. The bank completed construction of a 14,000 square foot banking facility on this property in August 2004 and relocated its Myrtle Beach office into this new building at that time from its previous leased facility which was located at 1601 North Oak Street, Myrtle Beach, South Carolina. The bank terminated the lease on this temporary facility in August 2004.

In December 2004, the company purchased a lot at the intersection of Carolina Forest Boulevard and Gateway Road in the Carolina Forest section of Horry County, South Carolina. The bank plans to file in 2004 an application with the applicable bank regulatory agencies for permission to purchase this lot from the company and to construct and open a 3,300 square foot banking facility.

ITEM 3.   Legal Proceedings

        In the ordinary course of operations, we are a party to various legal proceedings. Our management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position during the year ended December 31, 2004.

ITEM 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
ITEM 5.   Market for Common Equity and Related Stockholder Matters

        In response to this Item, the information contained on page 7 of the company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        In response to this Item, the information contained on pages 8 through 24 of the company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7.   Financial Statements

        In response to this Item, the information contained on pages 26 through 51 of the company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

ITEM 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.   Other Information

         None

PART III
ITEM 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

        We have adopted a Code of Ethics that applies to our board of directors, principal executive officer, principal financial officer, senior financial officers, and other executive officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact our chief executive officer, James R. Clarkson, at our main office to obtain a copy.

        In response to this Item, additional information is contained on pages 2 through 3, and page 9 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

ITEM 10.   Executive Compensation

        In response to this Item 10, the information contained on page 4 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column(a)) (1)

Equity compensation	18,807	$25.00	258,323
plans approved by
security holders

Total	18,807	$25.00	258,323

(1)	The HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan authorizes the grant of options and the award of restricted stock from time to time during the term of the plan. The employees included in the plan include the executive officers of the corporation as well as certain non-executive officer employees. This column includes 126,027 options and 132,296 shares of restricted stock. In addition, in 2004 we issued 126,027 shares of restricted stock under this plan.

        In response to this Item 11, additional information is contained on page 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 and is incorporated herein by reference.

ITEM 12.   Certain Relationships and Related Transactions

        In response to this Item 12, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

ITEM 13.   Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement.*

10.3	Form of Incentive Stock Option Agreement.*

10.4	Restricted Stock Grant Agreement by and between HCSB Financial Corporation and Glenn R. Bullard, dated May 19, 2004.*

10.5	Restricted Stock Grant Agreement by and between HCSB Financial Corporation and James R. Clarkson, dated May 19, 2004.*

10.6	Incentive Stock Option Grant Agreement by and between HCSB Financial Corporation and Glenn R. Bullard, dated February 23, 2004.*

10.7	Incentive Stock Option Grant Agreement by and between HCSB Financial Corporation and James R. Clarkson, dated February 23, 2004.*

13	The Company’s 2004 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In response to this Item 14, the information contained on pages 8 through 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 25, 2005	By: /s/ James R. Clarkson
James R. Clarkson, President
& Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Clarkson, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Johnny C. Allen Johnny C. Allen, Director	Date: March 25, 2005

By: Clay D. Brittain, Director	Date: March 25, 2005

By: /s/ Russell R. Burgess, Jr. Russell R. Burgess, Jr., Director	Date: March 25, 2005

By: /s/ D. Singleton Bailey D. Singleton Bailey, Director	Date: March 25, 2005

By: /s/ Franklin C. Blanton Franklin C. Blanton, Director	Date: March 25, 2005

By: /s/ William H. Caines William H. Caines, Director	Date: March 25, 2005

By: /s/ James R. Clarkson James R. Clarkson, Director, President, Chief Executive Officer, Principal Accounting Officer, and Principal Financial Officer	Date: March 25, 2005

By: J. Lavelle Coleman, Director	Date: March 25, 2005

By: /s/ Larry G. Floyd Larry G. Floyd, Director	Date: March 25, 2005

By: Boyd R. Ford, Jr., Director	Date: March 25, 2005

By: /s/ Tommie W. Grainger Tommie W. Grainger, Director	Date: March 25, 2005

By: /s/ Randy B. Hardee Randy B. Hardee, Director	Date: March 25, 2005

By: /s/ Gwyn G. McCutchen Gwyn G. McCutchen, Director	Date: March 25, 2005

By: /s/ T. Freddie Moore T. Freddie Moore, Director	Date: March 25, 2005

By: /s/ Carroll D. Padgett, Jr. Carroll D. Padgett, Jr., Director	Date: March 25, 2005

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement.*

10.3	Form of Incentive Stock Option Agreement.*

10.4	Restricted Stock Grant Agreement by and between HCSB Financial Corporation and Glenn R. Bullard, dated May 19, 2004.*

10.5	Restricted Stock Grant Agreement by and between HCSB Financial Corporation and James R. Clarkson, dated May 19, 2004.*

10.6	Incentive Stock Option Grant Agreement by and between HCSB Financial Corporation and Glenn R. Bullard, dated February 23, 2004.*

10.7	Incentive Stock Option Grant Agreement by and between HCSB Financial Corporation and James R. Clarkson, dated February 23, 2004.*

13	The Company’s 2004 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.