Form 10QSB
period 2005-03-31
HCSB FINANCIAL CORP
filed 2005-05-16
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

______________________________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

        1,735,650 shares of common stock, $.01 par value, were issued and outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (check one):      Yes       No  X

HCSB FINANCIAL CORPORATION

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Income - Three months ended March 31, 2005 and 2004	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Three months ended March 31, 2005 and 2004	5
Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis or Plan of Operation	8-14
Item 3. Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6. Exhibits	16

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2005	2004
		(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,984	$11,013
Federal funds sold	21,439	12,270
Time deposits with other banks	250	500

	30,673	23,783

Securities available-for-sale	41,553	42,597
Nonmarketable equity securities	2,867	2,763

	44,420	45,360

Loans held for sale	74	4
Loans receivable	217,694	212,804
Less allowance for loan losses	(2,291)	(2,155)

	215,403	210,649

Premises and equipment, net	11,695	11,803
Accrued interest receivable	1,598	1,696
Other assets	4,389	3,512

Total assets	$308,252	$296,807

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$19,247	$27,973
Interest-bearing transaction accounts	92,238	86,287
Money market savings accounts	24,702	19,651
Other savings accounts	6,358	5,754
Time deposits $100 and over	45,788	39,154
Other time deposits	44,903	43,570

	233,236	222,389

Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	332	389
Other liabilities	1,379	999

	284,523	273,353

Shareholders' Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,735,650 and 1,725,261 shares issued and outstanding at March 31, 2005
and December 31, 2004, respectively	17	17
Capital surplus	23,712	23,357
Nonvested restricted stock	(703)	(313)
Retained earnings	1,096	419

Accumulated other comprehensive loss	(393)	(26)

Total shareholders' equity	23,729	23,454

Total liabilities and shareholders' equity	$308,252	$296,807

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2005	2004
Interest income:
Loans, including fees	$3,886	$3,409
Investment securities:
Taxable	344	229
Tax-exempt	59	38
Nonmarketable equity securities	21	17
Other interest income	107	47

Total	4,417	3,740

Interest expense:
Certificates of deposit $100M and over	295	243
Other deposits	812	651
Other interest expense	423	336

Total	1,530	1,230

Net interest income	2,887	2,510
Provision for loan losses	225	250

Net interest income after provision for loan losses	2,662	2,260

Noninterest income:
Service charges on deposit accounts	312	316
Credit life insurance commissions	12	31
Gain on sale of securities available-for-sale	0	103
Gain on sale of mortgage loans	14	47
Other fees and commissions	50	42
Brokerage commissions	36	30
Other operating income	26	36

Total	450	605

Noninterest expenses:
Salaries and employee benefits	1,226	1,203
Net occupancy expense	168	138
Furniture and equipment expense	174	169
Marketing expense	27	90
Other operating expenses	486	386

Total	2,081	1,986

Income before income taxes	1,031	879

Income tax provision	354	305

Net income	$677	$574

Basic earnings per share	$0.39	0.33
Diluted earnings per share	$0.39	$0.33

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2005 and 2004
(Unaudited)

					Accumulated
					Other
					Compre-
(Dollars in thousands)	Common Stock		Capital	Retained	hensive	Nonvested
	Shares	Amount	Surplus	Earnings	Income	Restricted Stock	Total
Balance,
December 31, 2003	1,663,610	$16	$21,437	$-	$56	$-	$21,509

(Adjusted for 7.5%
stock dividend)

Net income for the period				574			574

Other comprehensive
income, net of tax					72		72

Comprehensive income							646

Payment of fractional
shares (related to 7.5%
stock dividend)	(1,137)			(28)			(28)

Balance,
March 31, 2004	1,662,473	16	21,437	546	128	-	22,127

Balance,
December 31, 2004	1,725,261	17	23,357	419	(26)	(313)	23,454

Net income for the period				677			677

Other comprehensive
loss, net of tax					(367)		(367)

Comprehensive income							310

Payment of fractional
shares (related to 3%
stock dividend)	(1,081)	-	(35)				(35)

Issuance of restricted stock	11,470		390			(390)	-

Balance,
March 31, 2005	1,735,650	$17	$23,712	$1,096	$(393)	$(703)	$23,729

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$677	$574
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	146	112
Provision for loan losses	225	250
Amortization less accretion on investments	38	42
Amortization of deferred loan costs	8	13
Net gain on sale of securities available-for-sale	-	(103)
Net gain on sale of other real estate owned	(7)	-
Gain on sale of premises and equipment	(2)	-
(Increase) decrease in interest receivable	98	(88)
Increase (decrease) in interest payable	(57)	7
(Increase) decrease in other assets	(477)	136
Increase in other liabilities	380	133

Net cash provided by operating activities	1,029	1,076

Cash flows from investing activities:
Net increase in loans to customers	(5,352)	(10,311)
Purchases of securities available-for-sale	(503)	(14,044)
Maturities of securities available-for-sale	925	1,920
Proceeds from sale of securities available-for-sale	-	6,196
Proceeds from sale of other real estate owned	119	185
Proceeds for sales of premises and equipment	22	-
Purchases of nonmarketable equity securities	(104)	-
Purchases of premises and equipment	(58)	(583)

Net cash used by investing activities	(4,951)	(16,637)

Cash flows from financing activities:
Net increase in demand deposits	7,967	8,913
Net increase (decrease) in time deposits	2,880	(451)
Cash paid in lieu of fractional shares	(35)	(28)

Net cash provided by financing activities	10,812	8,434

Net (decrease) increase in cash and cash equivalents	6,890	(7,127)

Cash and cash equivalents, beginning of period	23,783	35,573

Cash and cash equivalents, end of period	$30,673	$28,446

Cash paid during the period for:
Income taxes	$15	$164
Interest	$1,587	$1,223

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2004 Annual Report.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

Note 2 – Recently Issued Accounting Pronouncements, Continued

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

March 31,
(Dollars in thousands)	2005

Net income, as reported	$677
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	15

Pro forma net income	$662

Earnings per share:
Basic - as reported	$0.39

Basic - pro forma	$0.38

Diluted - as reported	$0.39

Diluted - pro forma	$0.38

HCSB FINANCIAL CORPORATION

Note 4 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month period ended March 31, 2005 is as follows:

	Three Months Ended March 31, 2005
(Dollars in thousands)	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$677	1,729,233	$0.39

Effect of dilutive securities
Stock options	-	6,410

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$677	1,735,643	$0.39

Note 5 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect:

	Three Months Ended March 31, 2005
(Dollars in thousands)	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(583)	$216	$(367)

Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(583)	216	(367)

Other comprehensive income	$(583)	$216	$(367)

	Three Months Ended March 31, 2004
(Dollars in thousands)	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$217	$(80)	$137

Plus: reclassification adjustment for gains (losses)
realized in net income	(103)	38	(65)

Net unrealized gains (losses) on securities	114	(42)	72

Other comprehensive income	$114	$(42)	$72

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

HCSB FINANCIAL CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

HCSB FINANCIAL CORPORATION

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and also analyzes our financial condition as of March 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the quarter ended March 31, 2005, net interest income was $2,887,000, an increase of $377,000, or 15.02%, over the same period in 2004. Interest income from loans, including fees, was $3,886,000 for the three months ended March 31, 2005, an increase of $477,000, or 13.99% over the three months ended March 31, 2004. This increase was fueled by the continued expansion of our loan portfolio as a result of the growth of the bank. Interest income on taxable securities totaled $344,000, an increase of $115,000 over the first quarter of 2004. This increase was due to a corresponding increase in securities available for sale from the same period in 2004, which corresponded with the increase in deposits. Interest expense for the three months ended March 31, 2005 was $1,530,000, compared to $1,230,000 for the same period in 2004, an increase of $300,000, or 24.39%. During the fourth quarter of 2004, we issued trust preferred securities, which increased interest expense by $76,000. Also, due to the increase in interest bearing deposits and increases in interest rates, interest expense on deposits increased $213,000, or 23.83%, during the three month period ended March 31, 2005 as compared to the same period in 2004. The net interest margin realized on earning assets was 4.16% for the three months ended March 31, 2005, as compared to 4.02% for the three months ended March 31, 2004. The interest rate spread increased from 3.83% at March 31, 2004 to 3.96% at March 31, 2005. The wider margins can be attributed to an increase in the yields on interest bearing assets, which was greater than the rise in cost on interest bearing liabilities.

HCSB FINANCIAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2005, the provision charged to expense was $225,000, compared to $250,000 for the three months ended March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. At March 31, 2005, the allowance for loan losses was $2,291,000, compared to $2,155,000 at December 31, 2004, which represented 1.05% and 1.01% of outstanding loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2005 was $450,000, a decrease of $155,000, or 25.62%, from the comparable period in 2004. The decrease is largely a result of the decrease in gains on sale of securities available-for-sale of $103,000 for the three months ended March 31, 2005 as compared to the same period in 2004. We did not sell any other available-for-sale securities during 2004, and thus we do not anticipate any further reduction in this category of noninterest income in 2005. The decrease is also a result of a decrease of $33,000, or 70.21%, in the gains on sale of residential mortgage loans from $47,000 for the three months ended March 31, 2004 to $14,000 for the three months ended March 31, 2005. We anticipate that this occurrence should not continue in 2005 since we have employed additional personnel in our residential mortgage lending area in our Myrtle Beach office in order to generate more residential mortgage loans than we have in the past. Also credit life insurance commissions decreased $19,000, or 61.29%, from $31,000 for the three months ended March 31, 2004 to $12,000 for the three months ended March 31, 2005. This trend may continue as the result of a new state statute, which has eliminated single-premium credit life insurance premiums on loans, which are collateralized by a borrower’s principal residence. Service charges on deposit accounts also decreased $4,000, or 1.27%, over the two periods despite an increase in deposits. We do not anticipate continuation in this trend, however. See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $2,081,000, an increase of $95,000, or 4.78%, over the three months ended March 31, 2004. The primary reason was the increase in net occupancy expense over the two periods that result from our occupancy of a new permanent facility in Myrtle Beach. Net occupancy expense increased $30,000 from $138,000 for the three months ended March 31, 2004 to $168,000 for comparable period in 2005. Salaries and employee benefits increased $23,000, or 1.91%, from $1,203,000 for the three months ended March 31, 2004 to $1,226,000 for the three months ended March 31, 2005. Also, other operating expenses increased $100,000, or 25.91%, to $486,000 for the three months ended March 31, 2005 from $386,000 for the comparable period in 2004.

Income Taxes

The income tax provision for the three months ended March 31, 2005 was $354,000, as compared to $305,000 for the same period in 2004. The increase in the income tax provision was a result of the increase in income before taxes. The effective tax rates were 34.34% and 34.70% at March 31, 2005 and 2004, respectively.

HCSB FINANCIAL CORPORATION

Net Income

We have experienced substantial growth in net interest income during the first quarter of 2005, which is in part attributable to the continued success of the branch network and the recovery of interest income on non-accrual loans. We had a $150,000 recovery on interest income due to the collection of accrual interest on loans previously on non-accrual status. Also, average earning assets increased $27,342,000, or 10.94%, to $277,288,000 for the period ended March 31, 2005 from $249,946,000 for the comparable period in 2004. With the increase in interest rates, the yield on average earnings assets also increased from 6.46% for the period ended March 31, 2004 to 6.37% for the comparable period in 2005. The combination of these factors resulted in net income for the three months ended March 31, 2005 of $677,000, as compared to $574,000 for the same period in 2004. This represents an increase of $103,000, or 17.94%. This resulted in an increase in earnings per share to $0.39 per share for the quarter ended March 31, 2005 from $0.33 per share for the quarter ended March 31, 2004.

Assets and Liabilities

During the first three months of 2005, total assets increased $11,571,000, or 3.90%, when compared to December 31, 2004. The primary reason for the increase in assets was due to an increase in loans of $4,890,000 during the first three months of 2005. Total deposits increased $10,847,000, or 4.88%, from the December 31, 2004 amount of $222,389,000. Within the deposit area, interest-bearing deposits increased $19,573,000, or 10.07%, and noninterest-bearing deposits decreased $8,726,000, or 31.19%, during the first three months of 2005.

Investment Securities

Investment securities available-for-sale decreased from $42,597,000 at December 31, 2004 to $41,553,000 at March 31, 2005. This represents a decrease of $1,044,000, or 2.45%, from December 31, 2004 to March 31, 2005.

Loans

Net loans increased $4,754,000, or 2.26%, during the three month period ended March 31, 2005. There were two primary reasons for this growth. First, our presence in the Myrtle Beach area led to a growth in our real estate loans. Real estate loans increased $4,883,000, or 4.12%, from the period ended December 31, 2004. Secondly, our agricultural loans increased $808,000, or 13.18%, to $6,944,000 at March 31, 2005, which is a normal increase as farmers in our market obtain funds for the current farming season. Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	March 31,	December 31,
	2005	2004
Real estate - construction and land development	$13,210	$8,026
Real estate - other	110,283	110,584
Agricultural	6,944	6,136
Commercial and industrial	63,231	62,991
Consumer	22,254	22,881
Other, net	1,772	2,186

	$217,694	$212,804

HCSB FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,	December 31,
	2005	2004
Loans: Nonaccrual loans	$2,080	$4,295
Accruing loans more than 90 days past due	$2,114	$378

Loans identified by the internal review mechanism:
Criticized	$5,449	$3,899
Classified	$1,169	$1,377

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	Three months ended
	March 31,
	2005	2004
Balance, January 1	$2,154	$1,774

Provision for loan losses for the period	225	250

Net loans charged-off for the period	(88)	(112)

Balance, end of period	$2,291	$1,912

Gross loans outstanding, end of period	$217,694	$201,438
Allowance for Loan Losses to loans outstanding
	1.05%	0.95%

Deposits

At March 31, 2005 total deposits increased by $10,847,000, or 4.88%, from December 31, 2004. The largest increase was in interest-bearing demand deposits, which increased $19,573,000 to $213,989,000 at March 31, 2005. Expressed in percentages, noninterest-bearing deposits decreased 31.19% and interest-bearing deposits increased 10.07%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	March 31,	December 31,
	2005	2004
Noninterest-bearing demand deposits	$19,247	$27,973
Interest-bearing demand deposits	92,238	86,287
Savings and money market deposits	31,060	25,405
Certificates of deposit	90,691	82,724

	$233,236	$222,389

HCSB FINANCIAL CORPORATION

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2005:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.05%	64	March 22, 2011	5,000
January 17, 2002	3.88%	48	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$470		$43,390

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $25,348,000 at March 31, 2005, as well as our commercial nonindustrial loans totaling approximately $27,239,000 at March 31, 2005. We have also pledged our portfolio of home equity lines of credit aggregating approximately $3,051,000 at March 31, 2005. We have also pledged our investment in Federal Home Loan Bank stock of $2,544,000, which is included in nonmarketable equity securities.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 78.70% at March 31, 2005 and 80.07% at December 31, 2004.

Securities available-for-sale, which totaled $41,553,000 at March 31, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2005, unused lines of credit totaled $13,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of March 31, 2005, the available credit with Federal Home Loan Bank was $18,286,000.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2005, we had issued commitments to extend credit of $20,976,000 and standby letters of credit of $498,000 through various types of commercial lending arrangements.

HCSB FINANCIAL CORPORATION

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

		After One	After Three
		Through	Through		Greater
(Dollars in thousands)	Within One	Three	Twelve	Within One	Than
	Month	Months	Months	Year	One Year	Total

Unused commitments to
extend credit	$413	$1,627	$9,058	$11,098	$9,878	$20,976
Standby letters of credit	125	-	365	490	8	498

Totals	$538	$1,627	$9,423	$11,588	$9,886	$21,474

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized gain related to the rate swap was $672,000 at March 31, 2005.

Capital Resources

Total shareholders’ equity increased from $23,454,000 at December 31, 2004 to $23,729,000 at March 31, 2005. The increase of $275,000 is primarily attributable to net income of $677,000 for the period. Equity was also negatively affected by the $367,000 decrease relating to the change in fair value on securities available-for-sale. In January 2005, the Board of Directors declared a 3.0% stock dividend payable on March 14, 2005 to shareholders of record at February 11, 2005. The financial statements at December 31, 2004 were adjusted to reflect the transaction with the exception of the payment of fractional shares. A negative charge of $35,000 was made against equity for the payment of fractional shares associated with the payment of the 3.0% stock dividend.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. At March 31, 2005, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

HCSB FINANCIAL CORPORATION

The following table summarizes our risk-based capital at March 31, 2005 for the Company and the Bank:

(Dollars in thousands)
	Company	Bank
Shareholders' equity	$23,729	$28,485
Less: unrealized losses on securities available-for-sale	(393)	(393)

Tier 1 capital	24,122	28,878

Plus: allowance for loan losses (1)	2,291	2,291

Total capital	$26,413	$31,042

Risk-weighted assets	$233,964	$232,802

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.31%	12.40%
Total capital (to risk-weighted assets)	11.29%	13.33%
Tier 1 capital (to total average assets)	7.93%	9.50%

(1)        limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Prinicipal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 6.   Exhibits

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32         Section 1350 Certifications.

HCSB FINANCIAL CORPORATION

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005	By: /s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: May 16, 2005	By: /s/ JAMES R. CLARKSON
James R. Clarkson
Principal Financial Officer

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number               Description

31.1           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2           Rule 13a-14(a) Certification of the Principal Financial Officer.

32              Section 1350 Certifications.