Form 10QSB
period 2005-06-30
HCSB FINANCIAL CORP
filed 2005-08-15
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

1,735,650 shares of common stock, $.01 par value, were issued and outstanding as of July 31, 2005

Transitional Small Business Disclosure Format (check one):      Yes       No  X

HCSB FINANCIAL CORPORATION

Index

Page No.

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and 2004	4

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements	7-8

Item 2. Management's Discussion and Analysis or Plan of Operation	9-15

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders	16

Item 6. Exhibits	16

HCSB FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$18,704	$11,013
Federal funds sold	16,788	12,270
Time deposits with other banks		500

Total cash and cash equivalents	35,492	23,783

Investment securities:
Securities available-for-sale	40,805	42,597
Nonmarketable equity securities	2,867	2,763

Total investment securities	43,672	45,360

Loans held for sale	1,040	4

Loans receivable	227,957	212,804
Less allowance for loan losses	(2,387)	(2,155)

Loans, net	225,570	210,649

Premises, furniture, and equipment, net	11,887	11,803
Accrued interest receivable	1,748	1,696
Other assets	3,620	3,512

Total assets	$323,029	$296,807

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$24,753	$27,973
Interest-bearing transaction accounts	91,512	86,287
Money market savings accounts	27,084	19,651
Other savings accounts	6,460	5,754
Time deposits $100 and over	52,510	39,154
Other time deposits	45,418	43,570

Total deposits	247,737	222,389

Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	458	389
Other liabilities	903	999

Total liabilities	298,674	273,353

Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
1,735,650 and 1,725,261 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	17	17
Capital surplus	23,712	23,357
Nonvested restricted stock	(703)	(313)
Retained earnings	1,523	419
Accumulated other comprehensive income (loss)	(194)	(26)

Total shareholders' equity	24,355	23,454

Total liabilities and shareholders' equity	$323,029	$296,807

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest income
Loans, including fees	$7,877	$6,661	$3,991	$3,252
Investment securities:
Taxable	677	459	333	230
Tax-exempt	117	67	58	29
Nonmarketable equity securities	50	33	29	16
Other interest income	233	71	126	24

Total	8,954	7,291	4,537	3,551

Interest expense
Deposit accounts	2,311	1,729	1,204	835
Advances from the Federal Home Loan Bank	865	664	518	328
Other interest expense	162		86

Total	3,338	2,393	1,808	1,163

Net interest income	5,616	4,898	2,729	2,388
Provision for loan losses	500	620	275	370

Net interest income after provision
for loan losses	5,116	4,278	2,454	2,018

Other income
Service charges on deposit accounts	655	636	343	320
Credit life insurance commission	18	73	6	42
Gain on sale of securities	-	103	-	-
Gain on sale of mortgage loans	43	112	29	65
Other fees and commissions	117	103	67	61
Brokerage commission	100	67	64	37
Other operating income	32	59	6	23

Total	965	1,153	515	548

Other expense
Salaries and employee benefits	2,428	2,374	1,202	1,171
Occupancy expense	350	282	182	144
Advertising and marketing expense	105	194	78	59
Furniture and equipment expense	460	340	286	171
Loss on sale of assets	6	41	6	-
Loss on sale of securities	52		52
Other operating expenses	999	765	513	465

Total	4,400	3,996	2,319	2,010

Income before income taxes	1,681	1,435	650	556
Income tax expense	577	498	223	193

Net income	$1,104	$937	$427	$363

Basic net income per share	$0.64	$0.55	$0.25	$0.21

Diluted net income per share	$0.64	$0.55	$0.25	$0.21

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six months ended June 30, 2005 and 2004 (Unaudited)

						Accumulated
					Nonvested	Other
(Dollars in thousands)	Common Stock		Capital	Retained	Restricted	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2003	1,663,610	$16	$21,437	$-	$-	$56	$21,509

(Adjusted for 7.5%
stock dividend)

Net income for the period				937			937

Other comprehensive
income, net of tax						(493)	(493)

Comprehensive income							444

Payment of fractional
shares (related to 7.5%
stock dividend)	(1,137)			(28)			(28)

Balance,
June 30, 2004	1,662,473	$16	$21,437	$909	$-	$(437)	$21,925

Balance,
December 31, 2004	1,725,261	17	23,357	419	(313)	(26)	23,454

Net income for the period				1,104			1,104

Other comprehensive
loss, net of tax						(168)	(168)

Comprehensive income							936

Payment of fractional
shares (related to 3%
stock dividend)	(1,081)		(35)				(35)

Issuance of restricted stock	11,470		390		(390)		-

Balance,
June 30, 2005	1,735,650	$17	$23,712	$1,523	$(703)	$(194)	$24,355

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,104	$937
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	313	221
Provision for loan losses	500	620
Amortization less accretion on investments	77	95
Amortization of deferred loan costs	12	22
Gain on sale of securities available-for-sale	52	(103)
Loss on sale of premises and equipment	(1)	-
Loss on sale of other real estate	4	25
Increase in interest receivable	(52)	(130)
Increase (decrease) in interest payable	69	(23)
Increase in other assets	(60)	(229)
Increase in other liabilities	96	104

Net cash provided by operating activities	1,922	1,539

Cash flows from investing activities:
Maturities of time deposits with banks	500
Net increase in loans to customers	(16,886)	(29,497)
Purchases of securities available-for-sale	(4,835)	(16,217)
Maturities of securities available-for-sale	1,993	5,764
Proceeds from sales of securities available-for-sale	4,237	6,196
Purchases of nonmarketable equity securities	(104)	-
Purchases of premises and equipment	(419)	(1,006)
Proceeds from disposals of premises and equipment	23	-
Proceeds from sale of other real estate	465	272

Net cash used by investing activities	(15,026)	(34,488)

Cash flows from financing activities:
Net increase in demand deposits	25,348	11,987
Cash paid in lieu of fractional shares	(35)	(28)

Net cash provided by financing activities	25,313	11,959

Net increase (decrease) in cash and cash equivalents	12,209	(20,990)

Cash and cash equivalents, beginning of period	23,283	35,573

Cash and cash equivalents, end of period	$35,492	$14,583

Cash paid during the period for:
Income taxes	$748	$765

Interest	$3,259	$2,416

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2005, and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2004 Annual Report on Form 10-KSB.

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

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

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

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Recently Issued Accounting Pronouncements, – continued

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

Note 4 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2005 and 2004 and for the three months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(319)	$118	$(201)

Plus: reclassification adjustment for (gains) losses
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	(267)	99	(168)

Other comprehensive income	$(267)	$99	$(168)

	Six Months Ended June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(679)	$251	$(428)

Plus: reclassification adjustment for (gains) losses
realized in net income	(103)	38	(65)

Net unrealized gains (losses) on securities	(782)	289	(493)

Other comprehensive income	$(782)	$289	$(493)

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income – continued

	Three Months Ended June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$263	$(97)	$166

Plus: reclassification adjustment for gains (losses)
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	315	(116)	199

Other comprehensive income	$315	$(116)	$199

	Three Months Ended June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(896)	$331	$(565)

Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(896)	331	(565)

Other comprehensive income	$(896)	$331	$(565)

HCSB FINANCIAL CORPORATION

Note 3 – Stock-Based Compensation

We have a stock-based employee compensation plan, which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004

Net income, as reported	$1,104	$937
Deduct: Total stock -based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(45)	(11)

Pro forma net income	$1,059	$926

Earnings per share:
Basic - as reported	$0.64	$0.55

Basic - pro forma	$0.62	$0.54

Diluted - as reported	$0.64	$0.55

Diluted - pro forma	$0.62	$0.54

Note 4 – Stock-Based Compensation – continued

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004

Net income, as reported	$427	$363
Deduct: Total stock -based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(22)	(8)

Pro forma net income	$405	$355

Earnings per share:
Basic - as reported	$0.25	$0.21

Basic - pro forma	$0.23	$0.21

Diluted - as reported	$0.25	$0.21

Diluted - pro forma	$0.23	$0.21

HCSB FINANCIAL CORPORATION

Note 5 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2005 are as follows:

	Six Months Ended June 30, 2005
	Income	Shares	Per Share
(Dollars in thousands)	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$1,104	1,732,459	$0.64

Effect of dilutive securities
Stock options	-	1,547

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,104	1,734,006	$0.64

	Six Months Ended June 30, 2004
	Income	Shares	Per Share
(Dollars in thousands)	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$937	1,712,347	$0.55

Effect of dilutive securities
Stock options	-	576

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$937	1,712,923	$0.55

HCSB FINANCIAL CORPORATION

Note 5 – Earnings Per Share – (continued)

	Three Months Ended June 30, 2005
	Income	Shares	Per Share
(Dollars in thousands)	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$427	1,732,459	$0.25

Effect of dilutive securities
Stock options	-	1,547

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$427	1,734,006	$0.25

	Three Months Ended June 30, 2005
	Income	Shares	Per Share
(Dollars in thousands)	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$363	1,712,347	$0.21

Effect of dilutive securities
Stock options	-	2,532

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$363	1,714,879	$0.21

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income was $5,616,000, an increase of $718,000, or 14.66% over the same period in 2004. Interest income from loans, including fees, was $7,877,000, an increase of $1,216,000, or 18.26%, from the six months ended June 30, 2004 as demand for loans in our marketplace continued to grow. Interest income on taxable securities totaled $677,000, an increase of $218,000 over the second quarter of 2004. This increase was due to a corresponding increase in securities available-for-sale, which corresponded to the increases in deposits. Interest expense for the six months ended June 30, 2005 increased $945,000, or 39.49%, to $ 3,338,000 as compared to $2,393,000 for the same period in 2004. Interest expense on FHLB advances increased $201,000, or 30.27%, to $865,000 for the six month period ended June 30, 2005 as compared to $664,000 for the same period in 2004. Interest on deposits increased $582,000, or 33.67%, to $2,311,000 for the six month period ended June 30, 2005 as compared to $1,729,000 for the comparable period in 2004. The net interest margin realized on earning assets was 3.98% for the six months ended June 30, 2005, as compared to 3.84% for the six months ended June 30, 2004. The interest rate spread was 3.77% for the six months ended June 30, 2005, compared to 3.60% for the six months ended June 30, 2004.

Net interest income increased from $2,388,000 for the quarter ended June 30, 2004 to $2,729,000 for the quarter ended June 30, 2005. This represents an increase of $341,000, or 14.28%. Interest income from loans, including fees, increased to $3,991,000 for the quarter ended June 30, 2005 from $3,252,000 for the quarter ended June 30, 2004. Interest expense increased $645,000, or 55.46%, to $1,808,000 for the three months ended June 30, 2005, compared to $1,163,000 for the three months ended June 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2005, the provision charged to expense was $500,000, compared to $620,000 for the six months ended June 30, 2004. For the quarter ended June 30, 2005, the provision charged to expense was $275,000, as compared to $370,000 during the same quarter in 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2005 was $965,000, a decrease of $188,000, or 16.31%, from the comparable period in 2004. The decreased is primarily a result of the decrease in gains on sale of securities available-for-sale of $103,000 for the six months ended June 30, 2005 compared to the same period in 2004. The decrease is also a result of a decrease of $69,000, or 61.61%, in the gains on sale of mortgage loans from $112,000 for the six months ended June 30, 2004 to $43,000 for the six months ended June 30, 2005. We have employed additional personnel in our residential mortgage lending area in our Myrtle Beach office in order to generate more residential mortgage loans. Also, credit life insurance commissions decreased $55,000, or 75.34%, from $73,000 for the six months ended June 30, 2004 to $18,000 over the comparable period in 2005. This trend may continue as the result of a new state statue which has eliminated single-premium credit life insurance premiums on loans which are collateralized by a borrower’s principle residence. However, we did experience an increase in brokerage commissions of $33,000, or 49.25%, from $67,000 for the six months ended June 30, 2004 to $100,000 for the six months ended June 30, 2005.

HCSB FINANCIAL CORPORATION

For the quarter ended June 30, 2005, noninterest income decreased $33,000, or 6.02%, over the same period in 2004. This decrease is primarily the result of a decrease of $36,000, or 85.71%, in credit life insurance commissions from $42,000 for the quarter ended June 30, 2004 to $6,000 for the three months ended June 30, 2005. The decrease is also attributed to a decrease of $36,000 in gains on sale of residential mortgage loans from $65,000 for the quarter ended June 30, 2004 to $29,000 for the comparable in 2005. However, we did experience an increase of $27,000, or 72.97%, in brokerage commissions from $37,000 for the quarter ended June 30, 2004 to $64,000 for the quarter ended June 30, 2005.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 was $4,400,000, an increase of $404,000, or 10.11%, from the comparable period in 2004. The primary reason for this increase was the increase in furniture and equipment expense, which increased $120,000, or 35.29%, over the two periods. Also, net occupancy expense increased $68,000, or 24.11%, from $282,000 for the six months ended June 30, 2004 to $350,000 for the six months ended June 30, 2005. The primary reason for the increase was the installation of a new core processing system in February 2005, and the increase in depreciation expense resulting from a relocation into a permanent facility for the Myrtle Beach office in the third quarter of 2004. Salary and employee benefits increased $54,000, or 2.27%, over the two periods as a result of normal salary increases among existing employees. Also, the bank experienced losses in the sale of securities of $52,000. We believe that it will be able to recover the losses experienced in the sale of securities with higher interest income earned on bonds purchased during the second quarter at higher yields. All other categories of noninterest expense increased as well due to our growth and the performance of our newest branches.

For the quarter ended June 30, 2005, noninterest expense was $2,319,000, an increase of $309,000, or 15.37%, over the same period in 2004. The largest increase was in furniture and fixture expenses, which increased $115,000, or 67.25%, to $286,000. The largest component of noninterest expense, salary and employee benefits, increased $31,000, or 2.65%, from $1,171 for the three months ended June 30, 2004 to $1,202 for the same period in 2005. Also, for the quarter ended June 30, 2005, the bank experienced losses in the sale of securities of $52,000.

Income Taxes

The income tax provision for the six months ended June 30, 2005 was $577,000, as compared to $498,000 for the same period in 2004. The effective tax rates were 34.32% and 34.70% at June 30, 2005 and 2004, respectively. The effective tax rates were 34.31% and 34.71% for the quarters ended June 30, 2005 and June 30, 2004, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2005 of $1,104,000, as compared to $937,000 for the same period in 2004. This represents an increase of $167,000, or 17.82%. For the quarter ended June 30, 2005, net income was $427,000, as compared to $363,000 for the quarter ended June 30, 2004. This represents an increase of $64,000, or 17.63%.

Financial Condition

Assets and Liabilities

During the first six months of 2005, total assets increased $26,222,000, or 8.83%, when compared to December 31, 2004. The primary reason for the increase in assets was an increase in loans of $15,153,000 during the first six months of 2005. It is typical for us to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Federal funds sold decreased $4,518,000, or 36.82%, as a result of the growth in loans. Total deposits increased $25,348,000, or 11.40%, from the December 31, 2004 amount of $222,389,000. Within the deposit area, interest-bearing deposits increased $28,568,000, or 14.69%, and noninterest-bearing deposits decreased $3,220,000, or 11.51%, during the first six months of 2005. The increase in deposits has helped us to partially fund the growth in loans. Our additional presence in the North Myrtle Beach and Myrtle Beach markets has been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale decreased from $42,597,000 at December 31, 2004 to $40,805,000 at June 30, 2005. This represents a decrease of $1,792,000, or 4.21%, from December 31, 2004 to June 30 2005. Excess funds generated from deposit growth were invested in investment securities in an effort to assist with our asset-liability management and until needed for higher yielding loans.

HCSB FINANCIAL CORPORATION

Loans

Net loans increased $14,921,000, or 7.08%, to $225,570,000 during the six month period ended June 30, 2005. Loan demand in general continued to increase in our market areas in the first half of 2005. As expected during this time of year, agricultural loans increased $2,969,000, or 48.39%, from December 31, 2004. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31
(Dollars in thousands)	2005	2004

Real estate - construction and land development	$9,996	$8,026
Real estate - other	126,068	110,584
Agricultural	9,105	6,136
Commercial and industrial	60,187	62,991
Consumer	21,181	22,881
Other, net	1,420	2,186

	$227,957	$212,804

During the six months ended June 30, 2005, nonaccrual loans decreased from $4,295,000 to $2,134,000 and past-due loans increased from $2,608,000 to $3,106,000. Nonaccual loans decreased primarily as a result of problem loans to one borrower totaling approximately $1,900,000 being brought to a current status.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Loans: Nonaccrual loans	$2,134	$4,295
Accruing loans more than 90 days past due	$703	$378

Loans identified by the internal review mechanism:
Criticized	$5,082	$3,899
Classified	$1,189	$1,377

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004

Balance, January 1	$2,154	$1,774
Provision for loan losses for the period	500	620
Net loans charged off for the period	(267)	(397)

Balance, end of period	$2,387	$1,997

Gross loans outstanding, end of period	$227,957	$220,505

Allowance for Loan Losses to loans outstanding	1.05%	0.91%

Deposits

At June 30, 2005, total deposits had increased by $25,348,000, or 11.40%, from December 31, 2004. Noninterest bearing deposits decreased $3,220,000, and interest-bearing deposits increased $28,568,000. Expressed in percentages, noninterest-bearing deposits decreased 11.51% and interest-bearing deposits increased 14.69%.

HCSB FINANCIAL CORPORATION

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Noninterest-bearing demand deposits	$24,753	$27,973
Interest-bearing demand deposits	91,512	86,287
Savings and money market deposits	33,544	25,405
Certificates of deposits	97,928	82,724

	$247,737	$222,389

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2005:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.05%	64	March 22, 2011	5,000
January 17, 2002	3.15%	48	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$470		$43,390

Each of the above advances from the Federal Home Loan Bank have fixed rates for stated periods with options for the Federal Home Loan Bank to convert to variable rates equal to the 3-month LIBOR with two day advance notice to the bank. Of the advances, the January 17, 2002 advance was converted to a 3-month LIBOR-based floating rate on January 17, 2005, and its interest rate is subject to change quarterly, thereafter. Interest is payable quarterly except for the advance dated March 11, 2003 that is payable monthly.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $26,377,000 at June 30, 2005 and our commercial nonindustrial loans, which totaled $22,471,000 at June 30, 2005. We have also pledged our investment in Federal Home Loan Bank stock of $2,544,000, which is included in nonmarketable equity securities. In addition, we pledged $3,179,000 in HELOC/second mortgage loans, as well as $10,830,000 in available-for-sale agency securities.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to the rate swap was $396,000 at June 30, 2005.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We meet liquidity needs through scheduled maturities of loans and investments on the asset side and

HCSB FINANCIAL CORPORATION

through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 78.30% at June 30, 2005 and 80.07% at December 31, 2004.

Securities available-for-sale, which totaled $40,805,000 at June 30, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2005, unused lines of credit totaled $13,000,000. In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank. As of June 30, 2005, our available credit with Federal Home Loan Bank was $21,216,000.

Capital Resources

Total shareholders’ equity increased from $23,454,000 at December 31, 2004 to $24,355,000 at June 30, 2005. The increase of $901,000 is primarily attributable to net income for the period of June 30, 2005 of $1,104,000. The unrealized loss in available-for-sale securities of $194,000 had an overall negative effect on shareholders’ equity. Payment of fractional shares on a 3% stock dividend contributed to a decrease of $35,000.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at June 30, 2005:

(Dollars in thousands)	Company	Bank
Shareholders' equity	$24,355	$29,051
Less: unrealized gains on available-for-sale securities	(188)	(188)

Tier 1 capital	24,543	29,239

Plus: allowance for loan losses (1)	2,387	2,387

Total capital	$26,930	$31,626

Net risk-weighted assets	$242,646	$241,445

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	10.11%	12.11%
Total capital (to net risk-weighted assets)	11.10%	13.10%
Tier 1 capital (to total average assets)	7.86%	9.36%

(1)     Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $19,694,000 and standby letters of credit of $623,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

HCSB FINANCIAL CORPORATION

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments
to extend credit	$673	$1,172	$8,387	$10,232	$9,462	$19,694
Standby letters of
credit	-	-	565	565	58	623

Total	$673	$1,172	$8,952	$10,797	$9,520	$20,317

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

HCSB FINANCIAL CORPORATION

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2005 at our annual meeting of shareholders held on April 28, 2005. The matter was the election of six Class III directors to serve on the board of directors each for three-year terms. The following section sets forth the number of votes cast for, against or withheld and the number of abstentions as to such matter (except as provided below, there were no broker non-votes).

Proposal #1 — Election of six Class III directors to serve on the board of directors each for three-year terms

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are D. Singleton Bailey, Franklin C. Blanton, T. Freddie Moore, and Carroll D. Padgett, Jr. The current Class II directors are William H. Caines, James R. Clarkson, J. Lavelle Coleman, Boyd R. Ford, Jr., and Randy B. Hardee. The current Class III directors are Johnny C. Allen, Clay D. Brittain, III, Russell R. Burgess, Jr., Larry G. Floyd, Tommie W. Grainger and Gwyn G. McCutchen, D.D.S. The current terms of the Class III directors expired at our annual meeting. Each of the six current Class III directors was nominated for election and stood for election at the annual meeting. Votes for the election of the Class III directors were as follows: There were votes for the election of Johnny C. Allen, 19,859 withheld voting for Mr. Allen’s election. There were 1.057,113 votes for the election of Clay D. Brittain, III, 19,859 against or withheld voting for Mr. Brittain’s election. There were 1,056,978 votes for the election of Russell R. Burgess, Jr., 19,859 against or withheld voting for Mr. Burgess’ election. There were 1,057,113 votes for the election of Larry G. Floyd, 19,859 against or withheld voting for Mr. Floyd’s election. There were 1,057,101 votes for the election of Tommie W. Grainger, 19,859 against or withheld voting for Mr. Grainger’s election. There were 1,056,270 votes for the election of Gwyn G. McCutchen, D.D.S., 19,859 against or withheld voting for Dr. McCutchen’s election. The terms of the Class I and Class II directors will expire at the 2006 and 2007 annual meeting of shareholders, respectively.

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

Date: August 15, 2005	By: /s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: August 15, 2005	By: /s/ JAMES R. CLARKSON
James R. Clarkson
Principal Financial Officer

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number         Description

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.