Form 10QSB
period 2005-09-30
HCSB FINANCIAL CORP
filed 2005-11-14
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

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

______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,735,788 shares of common stock, $.01 par value, were issued and outstanding as of October 31, 2005

Transitional Small Business Disclosure Format (check one):     Yes          No   X

HCSB FINANCIAL CORPORATION

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Income - Nine months ended September 30, 2005 and 2004
and 2004 and three months ended September 30, 2005 and 2004	4

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management's Discussion and Analysis or Plan of Operation	12-19

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 6. Exhibits	20

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION

	September 30,	December 31,
(Dollars in thousands)	2005	2004
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$15,455	$11,013
Federal funds sold	22,273	12,270
Time deposits with other banks	-	500

Total cash and cash equivalents	37,728	23,783

Investment securities:
Securities available-for-sale	40,870	42,597
Nonmarketable equity securities	2,867	2,763

Total investment securities	43,737	45,360

Loans held for sale	695	4

Loans receivable	234,060	212,804
Less allowance for loan losses	(2,467)	(2,155)

Loans, net	231,593	210,649
Premises, furniture, and equipment, net	11,783	11,803
Accrued interest receivable	2,132	1,696
Other assets	3,961	3,512

Total assets	$331,629	$296,807

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$26,984	$27,973
Interest-bearing transaction accounts	90,839	86,287
Money market savings accounts	34,638	19,651
Other savings accounts	5,863	5,754
Time deposits $100 and over	49,082	39,154
Other time deposits	47,451	43,570

Total deposits	254,857	222,389
Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	437	389
Other liabilities	1,833	999

Total liabilities	306,703	273,353

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
1,735,788 and 1,725,261 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	17	17
Capital surplus	23,715	23,357
Nonvested restricted stock	(703)	(313)
Retained earnings	2,161	419
Accumulated other comprehensive income (loss)	(264)	(26)

Total shareholders' equity	24,926	23,454

Total liabilities and shareholders' equity	$331,629	$296,807

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Interest income
Loans, including fees	$12,275	$10,259	$4,398	$3,598
Investment securities:
Taxable	1,026	631	349	172
Tax-exempt	170	115	53	48
Nonmarketable equity securities	82	49	32	16
Federal funds sold	442	83	209	12

Total	13,995	11,137	5,041	3,846

Interest expense
Deposit accounts	3,708	2,593	1,397	864
Advances from the Federal Home Loan Bank	1,337	1,010	472	346
Other interest expense	254	-	92	-

Total	5,299	3,603	1,961	1,210

Net interest income	8,696	7,534	3,080	2,636
Provision for loan losses	850	1,000	350	380

Net interest income after provision
for loan losses	7,846	6,534	2,730	2,256

Other income
Service charges on deposit accounts	994	969	339	333
Credit life insurance commissions	33	86	15	13
Brokerage commissions	125	100	25	33
Gain on sale of mortgage loans	115	144	72	32
(Loss) gain on sale of securities	(52)	99	-	(4)
Other fees and commissions	169	175	52	72
Other income	45	81	13	22

Total	1,429	1,654	516	501

Other expense
Salaries and employee benefits	3,700	3,536	1,272	1,162
Occupancy expense	508	406	158	124
Advertising and marketing expense	153	178	48	51
Furniture and equipment expense	727	524	267	184
Loss on sale of other real estate	63	43	57	-
Other operating expenses	1,472	1,326	473	496

Total	6,623	6,013	2,275	2,017

Income before income taxes	2,652	2,175	971	740
Income tax expense	910	755	333	257

Net income	$1,742	$1,420	$638	$483

Basic net income per share	$1.00	$0.85	$0.37	$.29
Diluted net income per share	$1.00	$0.85	$0.37	$.29

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the nine months ended September 30, 2005 and 2004
(Unaudited)

						Accumulated
						Other
(Dollars in thousands)	Common Stock		Capital	Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2003	1,663,610	$16	$21,437	$-	$-	$56	$21,509

Net income for the period				1,420			1,420
Other comprehensive
income, net of tax						(37)	(37)

Comprehensive income							1,383

Payment of fractional
shares (related to 7.5%
stock dividend)	(1,137)			(28)			(28)

Balance,
September 30, 2004	1,662,473	$16	$21,437	$1,392	$-	$19	$22,864

Balance,
December 31, 2004	1,725,261	17	23,357	419	(313)	(26)	23,454
Net income for the period				1,742			1,742
Other comprehensive
loss, net of tax						(238)	(238)

Comprehensive income							1,504
Payment of fractional
shares (related to 3%
stock dividend)	(1,081)		(35)				(35)
Issuance of restricted stock	11,470		390		(390)		-
Exercise of stock
options	138		3				3

Balance,
September 30, 2005	1,735,788	$17	$23,715	$2,161	$(703)	$(264)	$24,926

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,742	$1,420
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	667	337
Provision for loan losses	850	1,000
Amortization less accretion on investments	120	168
Amortization of deferred loan costs	19	23
Loss (gain) on sale of securities available-for-sale	52	(99)
Loss (gain) on sale of premises and equipment	(1)	(2)
Loss (gain) on sale of other real estate owned	60	27
(Increase) decrease in deferred tax	(116)	7
(Increase) decrease in interest receivable	(436)	(156)
Increase (decrease) in interest payable	48	(5)
(Increase) decrease in other assets	(905)	15
Increase (decrease) in other liabilities	834	(114)

Net cash provided by operating activities	2,934	2,621

Cash flows from investing activities:
Net increase in loans to customers	(22,921)	(28,151)
Purchases of securities available-for-sale	(7,034)	(16,319)
Maturities of securities available-for-sale	3,973	6,647
Proceeds from sales of securities available-for-sale	4,237	9,282
Purchases of nonmarketable equity securities	(104)	-
Purchases of premises and equipment	(469)	(1,715)
Proceeds from disposals of premises and equipment	22	2
Proceeds from sale of other real estate	871	563

Net cash used by investing activities	(21,425)	(29,691)

Cash flows from financing activities:
Net increase in demand deposits	32,468	19,504
Proceeds from exercise of stock options	3	-
Cash paid in lieu of fractional shares	(35)	(28)
Net cash provided by financing activities	32,436	19,476

Net increase (decrease) in cash and cash equivalents	13,945	(7,594)

Cash and cash equivalents, beginning of period	23,783	35,573

Cash and cash equivalents, end of period	$37,728	$27,979

Cash paid during the period for:
Income taxes	$1,024	$999
Interest	$5,005	$3,608

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2004 Annual Report.

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

Note 3 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2005 and 2004 and for the three months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(430)	$159	$(271)
Plus: reclassification adjustment for (gains) losses
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	(378)	140	(238)

Other comprehensive income	$(378)	$140	$(238)

	Nine Months Ended September 30, 2004
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$40	$(15)	$25
Plus: reclassification adjustment for (gains) losses
realized in net income	(99)	37	(62)

Net unrealized gains (losses) on securities	(59)	22	(37)

Other comprehensive income	$(59)	$22	$(37)

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income – continued

	Three Months Ended September 30, 2005
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(111)	$41	$(70)
Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(111)	41	(70)

Other comprehensive income	$(111)	$41	$(70)

	Three Months Ended September 30, 2004
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$721	$(268)	$453
Plus: reclassification adjustment for (gains) losses
realized in net income	4	(1)	3

Net unrealized gains (losses) on securities	725	(269)	456

Other comprehensive income	$725	$(269)	$456

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 4 — Stock-Based Compensation

The Company has a stock-based employee compensation plan adopted in 2004 which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Net income, as reported	$1,741,511	$1,420,171
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	63,785	23,625

Pro forma net income	$1,677,726	$1,396,546

Earnings per share:
Basic - as reported	$1.00	$0.85

Basic - pro forma	$.97	$0.84

Diluted - as reported	$1.00	$0.85

Diluted - pro forma	$0.97	$0.84

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Stock-Based Compensation – continued

	Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Net income, as reported	$637,213	$483,355
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	21,262	9,665

Pro forma net income	$615,951	$473,690

Earnings per share:
Basic - as reported	$0.37	$0.29

Basic - pro forma	$0.36	$0.28

Diluted - as reported	$0.37	$0.29

Diluted - pro forma	$0.36	$0.28

Note 5 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,741,511	1,733,546	$1.00

Effect of dilutive securities
Stock options	-	1,070

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,741,511	1,734,616	$1.00

	Nine Months Ended September 30, 2004
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,420,171	1,662,473	$0.85

Effect of dilutive securities
Stock options	-	1,888

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,420,171	1,664,361	$0.85

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Earnings Per Share – continued

	Three Months Ended September 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$637,213	1,733,546	$0.37

Effect of dilutive securities
Stock options	-	1,070

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$637,213	1,734,616	$0.37

	Nine Months Ended September 30, 2004
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$483,355	1,662,473	$0.29

Effect of dilutive securities
Stock options	-	3,723

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$483,355	1,664,252	$0.29

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

Overview

The following discussion describes our results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income was $8,696,000, an increase of $1,162,000, or 15.42%, over the same period in 2004. For the nine months ended September 30, 3005, interest income from loans, including fees, was $12,275,000, an increase of $2,016,000, or 19.65%, over the comparable period in 2004 as demand for loans in our marketplace continued to grow. Interest income from federal funds sold increased $359,000, or 432.53%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This was due to the increase in the volume of federal funds sold as well as the increase in the average interest rate earned on federal funds during the first nine months of 2005 as compared to the comparable period in 2004. This increase in federal funds sold was attributable to the fact that deposits increased by $32,468,000 while loans increased by only $20,944,000 for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. Due to the steadily increasing interest rate cycle, management elected to invest these excess deposits in more liquid federal funds sold than in other longer term investment alternatives in order to improve liquidity. Interest expense for the nine months ended September 30, 2005 was $5,299,000, compared to $3,603,000 for the same period in 2004. This increase is largely attributable to an increase in the volume of total deposits of $32,468,000, or 14.60%, and an increase in rates on our deposit accounts. Also, interest expense on FHLB advances increased $327,000, or 32.38%, to $1,337,000 for the period ended September 30, 2005 as compared to $1,010,000 for the same period in 2004. The net interest margin realized on earning assets was 4.02% for the nine months ended September 30, 2005, compared to 3.87% for the nine months ended September 30, 2004. The interest rate spread was 3.80% for the nine months ended September 30, 2005, compared to 3.65% for the nine months ended September 30, 2004.

Net interest income increased from $2,636,000 for the quarter ended September 30, 2004, to $3,080,000 for the quarter ended September 30, 2005. This represents an increase of $444,000, or 16.84%. Interest income from loans, including fees, increased to $4,398,000 for the quarter ended September 30, 2005, from $3,598,000 for the quarter ended September 30, 2004. Interest expense increased $751,000, or 62.07%, to $1,961,000 for the three months ended September 30, 2005, compared to $1,210,000 for the three months ended September 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2005, the provision charged to expense was $850,000, compared to $1,000,000 for the nine months ended September 30, 2004. For the quarter ended September 30, 2005, the provision charged to expense was $350,000, as compared to $380,000 during the same quarter in 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

HCSB FINANCIAL CORPORATION

Item 2.  Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Income

Noninterest income during the nine months ended September 30, 2005 was $1,429,000, a decrease of $225,000, or 13.60%, from the comparable period in 2004. The decrease is primarily the result of losses on sale of securities available-for-sale of $52,000 for the nine months ended September 30, 2005 compared to gains of $99,000 in the same period in 2004. Also, credit life insurance commissions decreased $53,000, or 61.63%, from $86,000 for the nine months ended September 30, 2004 to $33,000 for the nine months ended September 30, 2005. Credit life insurance commissions were $15,000 for the quarter ended September 30, 2005, as compared to $13,000 for the quarter ended September 30, 2004. We anticipate that the level of credit life insurance commissions is likely to remain at this lower level as the result of a new state statute, which has eliminated single-premium credit life insurance premiums on loans which are collaterialized by a borrower’s principal residence. Also, there was a decrease in the gain on sale of mortgage loans of $29,000, or 20.14%, from $144,000 for the nine months ended September 30, 2004 to $115,000 for the comparable period in 2005. We have employed additional staff in our residential mortgage lending area in our Myrtle Beach office in order to generate more residential mortgage loans, and as a result we did experience an increase in brokerage commissions of $25,000, or 25.00%, from $100,000 for the nine months ended September 30, 2004 to $125,000 for the nine months ended September 30, 2005. Also, service charges on deposit accounts increased $25,000, or 2.58%, from $969,000 for the nine months ended September 30, 2004 to $994,000 for the comparable period in 2005. This increase in service charges is primarily a result of the growth of the bank and our increase in deposits. Deposits at September 30, 2004 were $229,435,000 compared to $254,857,000 at September 30, 2005.

For the quarter ended September 30, 2005, noninterest income increased $15,000, or 2.99%, over the same period in 2004. This increase is primarily due to gain on sale of residential mortgage loans, which increased $40,000 from $32,000 for the quarter ended September 30, 2004, to $72,000 for the quarter ended September 30, 2005.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $6,623,000, which was $610,000, or 10.14% higher than the nine months ended September 30, 2004. The primary reason for this increase was the $203,000 increase in furniture and equipment expense between the two periods. This increase was largely the result of the installation of a new core processing system in February, 2005. Also, there was an increase of $164,000, or 4.64%, in salaries and employee benefits from $3,536,000 for the period ended September 30, 2004 to $3,700,000 for the period ended September 30, 2005. This increase was largely the result of normal salary increases among existing employees and an increase in our number of employees. In addition, other operating expenses increased $146,000, or 11.01%, between the nine months periods ended September 30, 2004 and September 30, 2005.

For the quarter ended September 30, 2005, noninterest expense increased $258,000, or 12.79%, over the same period in 2004. The largest increase between the quarter ended September 30, 2005 and the quarter ended September 30, 2004 was in salaries and employee benefits, which increased by $110,000, or 9.47%. Furniture and equipment expense also increased $83,000, or 45.11%, to $267,000 for the quarter ended September 30, 2005 from $184,000 for the quarter ended September 30, 2004. Also, the loss on sale of other real estate increased $57,000 between the two periods ended September 30, 2004 and September 30, 2005 due to a reduction in valuation of our foreclosed properties.

As described above in Notes 1 (Recently Issued Accounting Pronouncements) and 4 (Stock-Based Compensation) to the financial statements, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we had been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $63,785.

Income Taxes

The income tax provision for the nine months ended September 30, 2005 was $910,000, as compared to $755,000 for the same period in 2004. The effective tax rates were 34.31% and 34.71% for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rates were 34.29% and 34.73% for the quarters ended September 30, 2005 and 2004, respectively.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Net Income

While net interest income increased significantly during the first nine months of 2005 when compared to the same period in 2004, we also had an increase in noninterest expense during these time periods. The combination of the above factors resulted in net income for the nine months ended September 30, 2005 of $1,742,000, as compared to $1,420,000 for the same period in 2004. This represents an increase of $322,000, or 22.68%, over the same period in 2004. Interest and fee income on loans for the nine months ended September 30, 2005 was $12,275,000, which was an increase of $2,016,000, or 19.65%. For the quarter ended September 30, 2005, net income was $638,000, as compared to $483,000 for the quarter ended September 30, 2004. This represents an increase of $155,000, or 32.09%, from the quarter ended September 30, 2004. Interest and fee income on loans for the quarter ended September 30, 2005 was $4,398,000, which was an increase of $800,000, or 22.23%. The increases of $197,000 in interest on federal funds sold also contributed to an increase in net income of $155,000 over the two periods.

Assets and Liabilities

During the first nine months of 2005, total assets increased $34,822,000, or 11.73%, when compared to December 31, 2004. The primary reason for the increase in assets was due to an increase in net loans of $20,944,000 during the first nine months of 2005. Total deposits increased $32,468,000, or 14.60%, compared to the December 31, 2004 balance of $222,389,000. Within the deposit area, interest-bearing deposits increased $33,457,000, or 17.21%, from the December 31, 2004 balance of $194,416,000 and noninterest-bearing deposits decreased $989,000, or 3.54%, from the December 31, 2004 balance of $27,973,000. The increase in deposits has allowed us to keep pace with the rapid growth in loans.

Investment Securities

Investment securities available-for-sale decreased from $42,597,000 at December 31, 2004 to $40,870,000 at September 30, 2005. This represents a decrease of $1,727,000, or 4.05%, from December 31, 2004 to September 30, 2005. We also had nonmarketable equity securities, which totaled $2,867,000 at September 30, 2005, and $2,763,000 at December 31, 2004.

Loans

Net loans increased $20,944,000, or 9.94%, during the nine month period ended September 30, 2005 as compared to the December 31, 2004 balance of $210,649,000. Loan demand in general continued to increase in our market areas in the first nine months of 2005. Growth was especially strong in the Myrtle Beach area. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Real estate - construction and land development	$13,912	$8,026
Real estate - mortgage	130,854	110,584
Agricultural	7,904	6,136
Commercial and industrial	59,348	62,991
Consumer	20,851	22,881
Other, net	1,191	2,186

	$234,060	$212,804

During the nine months ended September 30, 2005, nonaccrual loans decreased from $4,295,000 to $2,065,000. Also during this period, loans past due ninety days or more but still accruing interest increased by $311,000 from $157,000 to $468,000. Nonaccrual loans decreased primarily as a result of problem loans to one borrower totaling approximately $1,900,000 being brought to a current status.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Loans
Nonaccrual loans	$2,065	$4,295
Accruing loans more than 90 days past due	468	157

Criticized	5,204	3,899

Classified	2,142	1,377

Activity in the allowance for loan losses is as follows:

	September 30,
(Dollars in thousands)	2005	2004

Balance, January 1	$2,155	$1,774
Provision for loan losses for the period	850	1,000
Net loans (charged-off) recovered for the period	(538)	(666)

Balance, end of period	$2,467	$2,108

Gross loans outstanding, end of period	$234,060	$218,885

Allowance for loan losses to loans outstanding	1.05%	0.96%

Deposits

At September 30, 2005, total deposits increased by $32,468,000, or 14.60%, from December 31, 2004. The largest increase was in interest-bearing demand deposits, which increased $33,457,000 to $227,873,000 at September 30, 2005. Expressed in percentages, interest-bearing deposits increased 17.21%, and noninterest-bearing deposits decreased 3.54%. The largest increase in interest-bearing deposit accounts was in money market savings accounts, which increased $14,987,000, or 76.27%.

Balances within the major deposit categories are as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Noninterest-bearing demand deposits	$26,984	$27,973
Interest-bearing demand deposits	90,839	86,287
Savings deposits	40,501	25,405
Certificates of deposits	96,533	82,724

	$254,857	$222,389

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2005:

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

Each of the above advances from the Federal Home Loan Bank have fixed rates for stated periods with options for the Federal Home Loan Bank to convert to variable rates equal to the 3-month LIBOR with two day advance notice to the bank. Of the advances, the January 17, 2002 advance was converted to a 3-month LIBOR-based floating rate on January 17, 2005, and its interest rate is subject to change quarterly thereafter. Interest is payable quarterly, except for the advance dated March 11, 2003 that is payable monthly.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $27,939,000 at September 30, 2005, and our investment in Federal Home Loan Bank stock of $2,544,000, which is included in nonmarketable equity securities. We have also pledged our commercial non-industrial loans, which totaled $19,462,000 at September 30, 2005. In addition, we pledged $2,601,000 in home equity line of credit/second mortgage loans, as well as $8,474,000 in available for sale agency securities.

We have also entered into interest rate swap agreements associated with the Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to interest rate swap was $670,000 for the nine months ended September 30, 2005.

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 78.48% at September 30, 2005, and 80.07% at December 31, 2004.

Securities available-for-sale, which totaled $40,870,000 at September 30, 2005, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused lines of credit totaled $14,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of September 30, 2005, our available credit with Federal Home Loan Bank was $22,831,000.

Capital Resources

Total shareholders’ equity increased from $23,454,000 at December 31, 2004 to $24,926,000 at September 30, 2005. The increase of $1,472,000 is primarily attributable to net income of $1,742,000. In addition, there was a charge of $35,000 to retained earnings for cash paid for fractional shares on a 3% stock dividend. There was also a decrease of $238,000 relating to the change in the market value on securities available for sale during this period.

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

The following table summarizes our risk-based capital at September 30, 2005:

	Company	Bank

Shareholders' equity	$24,926	$29,677
Plus: unrealized losses on available-for-sale securities	260	260
Plus: Trust preferred securities	6,000	-

Tier 1 capital	31,186	29,937
Plus: allowance for loan losses (1)	2,467	2,467

Total capital	$33,653	$32,404

Risk-weighted assets	$247,768	$247,244

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.59%	12.11%
Total capital (to risk-weighted assets)	13.58%	13.11%
Tier 1 capital (to total average assets)	9.53%	9.15%

________________
(1)     Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $22,135,000 and standby letters of credit of $756,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to
extend credit	$698	$1,352	$10,437	$12,487	$9,648	$22,135
Standby letters of credit	-	125	573	698	58	756

Totals	$698	$1,477	$11,010	$13,185	$9,706	$22,891

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 14, 2005	By: /s/ James R. Clarkson
James R. Clarkson
President, Chief Executive Officer, and Principal Financial Officer

HCSB FINANCIAL CORPORATION

Exhibit Index

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.