Form 10KSB
period 2005-12-31
HCSB FINANCIAL CORP
filed 2006-03-28
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________

          Commission File Number 000-26995

HCSB FINANCIAL CORPORATION
(Name of Small Business Issuer in Its Charter)

South Carolina	57-1079444
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5201 Broad Street
Loris, South Carolina	29569
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:  (843) 756-6333

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                                               Yes      No

The issuer’s revenue for its most recent fiscal year was $21,095,000. As of March 3, 2006, 1,784,938 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 3, 2006 was $25,328,270. Because there is not an active trading market for the Common Stock, we have used our book value of $14.19 as of February 28, 2006 to calculate our public float.

Transitional Small Business Disclosure Format. (Check one):   Yes      No

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5-7)
Year Ended December 31, 2005

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on April 27, 2006

PART I

Item 1.  Description of Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

•	Personalized Service. We view banking as a service industry in which personal relationships can provide a competitive advantage. This paradigm is captured in our marketing tagline “It’s the little things that make a little bank . . . BIG!” We strive to be “BIG” (important) to our customers by doing “little” things like identifying our customers’ needs and promoting products to satisfy them, knowing our customers by name, and providing our products with superior levels of quality and service. We seek customers who prefer to conduct business with a locally owned and managed bank that demonstrates an active interest in their business and personal financial affairs. We believe that by consistently providing high levels of service to customers who value that service, we develop and strengthen relationships that provide a competitive advantage.

•	Motivated Employees. We believe that the key to our success lies with our employees, because it is through our employees that we are able to provide our customers with the high level of service and attention that they expect and deserve. To this end, we hire people who are familiar with their community and are committed to providing a superior level of banking service to our customers. By selecting only knowledgeable and committed employees, we believe we can provide an unsurpassed level of customer service and satisfaction. We strive to develop, sustain the motivation of, and retain our employees through training, personal attention, recognition, and competitive compensation. We encourage and equip each employee to focus on the individual needs of our customers and to deliver the specific products and services that will best help these customers achieve their financial goals.

•	Community Focus. We approach banking with a community focus, particularly at the branch level. We operate each branch as an independent business unit and encourage our branch managers to promote those products that best meet the need of their customer base. This strategy enables our branches to serve diverse populations and economies effectively. We support our branches by supporting the economic development of our communities and by encouraging our employees to be active in community affairs. We have located our existing offices, and plan to locate proposed offices, in communities in which we believe we can develop strong relationships. We favor growth areas and areas in which there are opportunities to differentiate ourselves by providing customers with superior service.

•	High Asset Quality. We place a great deal of emphasis on maintaining high asset quality and believe that the outstanding asset quality experienced to date is principally due to the closeness of our lenders, senior officers, and directors to our customers and their significant knowledge of the communities in which they reside.

•	Internal Growth, Branch Expansion. We have grown significantly over the last five years. We will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

•	Broad Range of Products and Services. We strive to provide our customers with the breadth of products and services comparable to a regional bank, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, on-line banking, and investment products and brokerage services through a third party arrangement.

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

        Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which made up approximately 56.8% of our loan portfolio at December 31, 2005. These loans are secured generally by first or second mortgages on residential or commercial property. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

        Commercial Loans. At December 31, 2005, approximately 23.8% of our loan portfolio consisted of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

        Consumer Loans. Consumer loans made up approximately 9.3% of our loan portfolio at December 31, 2005. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

        Agricultural Loans. Approximately 2.2% of our loan portfolio consisted of agricultural loans at December 31, 2005. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

        Construction and Development Loans. The remaining 7.9% of our loan portfolio at December 31, 2005 was composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

        Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

•	Character – we evaluate whether the borrower has sound character and integrity by examining the borrower’s history.

•	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
•	Collateral – we evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
•	Capacity – we evaluate the borrower’s ability to service the debt.
•	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Each real estate loan is sensitive to fluctuations in the value of the real estate that secures that loan. Certain types of real estate loans have specific risk characteristics that vary according to the type of collateral that secures the loan, the terms of the loan, and the repayment sources for the loan. Commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.

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

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2005, there were 19 financial institutions operating in Horry County, 10 financial institutions operating in Brunswick County and 5 financial institutions operating in Columbus County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in our markets. Nevertheless, a number of these competitors are well established in our service area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

        As of March, 2006, we had 113 full-time employees and no part-time employees. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

USA PATRIOT Act of 2002

        In October, 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

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

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Horry County State Bank –

Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “Horry County State Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;

•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

        Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

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

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation limits the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2005, based on our calculations, we qualified as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

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

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

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

An economic downturn, especially one affecting Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina, could reduce our customer base, our level of deposits, and demand for financial products suchas loans.

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

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growthand adversely affect our prospects.

        James R. Clarkson, our president and chief executive officer, has extensive and long-standing ties within our primary market area and he has contributed significantly to our growth. If we lose the services of Mr. Clarkson, he would be difficult to replace, and our business and development could be materially and adversely affected.

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

      We face strong competition for clients, which could prevent us from obtaining clients and may cause us to payhigher interest rates to attract clients.

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

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

Item 2. Description of Property.

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

        In December, 2004, the company purchased a lot at the intersection of Carolina Forest Boulevard and Gateway Road in the Carolina Forest section of Horry County, South Carolina. In 2005, the bank received regulatory approval to purchase this lot from the company and to construct a 3,300 square foot banking facility on this property. The bank purchased this property from the company in 2005. Construction of the new branch on this site began in February, 2006 and is expected to be completed in August, 2006.

Item 3.   Legal Proceedings.

        In the ordinary course of operations, we are a party to various legal proceedings. Our management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position during the year ended December 31, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

        The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005.

Item 7.   Financial Statements.

        The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2005.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our chief executive officer and principal financial officer has concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.   Other Information.

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

        Additional information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on April 27, 2006.

Item 10.  Executive Compensation.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on April 27, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth the equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (1)

Equity compensation	43,411	$28.76	222,583
plans approved by
security holders

Total	43,411	$28.76	222,583

(1)	The HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan authorizes the grant of options and the award of restricted stock from time to time during the term of the plan. The employees included in the plan include the executive officers of the corporation as well as certain non-executive officer employees. This column includes 102,100 options and 120,483 shares of restricted stock. In addition, in 2005 we issued 11,813 shares of restricted stock under this plan.

        Additional information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on April 27, 2006.

Item 12.  Certain Relationships and Related Transactions.

        In response to this Item 12, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Item 13.  Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

13	The Company’s 2005 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item14.  Principal Accountant Fees and Services.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on April 27, 2006.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 24, 2006	By: /s/ James R. Clarkson
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

Signature	Date

By: Johnny C. Allen, Director

By: Clay D. Brittain, Director

By: Russell R. Burgess, Jr., Director

By: /s/ D. Singleton Bailey D. Singleton Bailey, Director	March 24, 2006

By: /s/ Franklin C. Blanton Franklin C. Blanton, Director	March 24, 2006

By: /s/ William H. Caines William H. Caines, Director	March 24, 2006

By: /s/ James R. Clarkson James R. Clarkson, Director, President, Chief Executive Officer, Principal Accounting Officer, and Principal Financial Officer	March 24, 2006

By: J. Lavelle Coleman, Director

By: Larry G. Floyd, Director

By: Boyd R. Ford, Jr., Director

By: Tommie W. Grainger, Director

By: /s/ Randy B. Hardee Randy B. Hardee, Director	March 24, 2006

By: /s/ Gwyn G. McCutchen Gwyn G. McCutchen, Director	March 24, 2006

By: /s/ T. Freddie Moore T. Freddie Moore, Director	March 24, 2006

By: /s/ Carroll D. Padgett, Jr. Carroll D. Padgett, Jr., Director	March 24, 2006

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

13	The Company’s 2005 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.