Form 10QSB
period 2006-03-31
HCSB FINANCIAL CORP
filed 2006-05-15
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,784,938 shares of common stock, $.01 par value, outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (Check one):     Yes        No

HCSB FINANCIAL CORPORATION

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income - Three months ended March 31, 2006 and 2005
4
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Three months ended March 31, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis or Plan of Operation	11-18

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$19,778	$10,143

Federal funds sold	29,853	29,262

	49,631	39,405

Securities available-for-sale	46,176	38,233
Nonmarketable equity securities	2,948	2,867

	49,124	41,100

Loans held for sale	748	591

Loans receivable	240,967	235,078
Less allowance for loan losses	(2,656)	(2,569)

Loans, net	238,311	232,509

Premises and equipment, net	11,741	11,681
Accrued interest receivable	2,224	2,238
Other assets	4,788	4,138

Total assets	$356,567	$331,662

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$26,692	$25,418
Interest-bearing transaction accounts	79,068	84,082
Money market savings accounts	55,970	42,472
Other savings accounts	6,268	6,116
Time deposits $100 and over	54,653	48,424
Other time deposits	55,332	47,625

	277,983	254,137

Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	616	549
Other liabilities	2,097	2,097

Total liabilities	330,701	306,359

Shareholders’ Equity
Common stock, $.01 par value; 10,000,000 shares authorized,
1,788,938 and 1,788,201 shares issued and outstanding at March 31, 2006
and December 31, 2005, respectively	18	18
Capital surplus	25,618	25,685
Nonvested restricted stock	(644)	(703)
Retained earnings	1,534	865
Accumulated other comprehensive loss	(660)	(562)

Total shareholders' equity	25,866	25,303

Total liabilities and shareholders' equity	$356,567	$331,662

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2006	2005
Interest income:
Loans, including fees	$4,596	$3,886
Investment securities:
Taxable	410	344
Tax-exempt	63	59
Nonmarketable equity securities	33	21
Other interest income	312	107

Total	5,414	4,417

Interest expense:
Certificates of deposit $100M and over	504	295
Other deposits	1,310	812
Other interest expense	625	423

Total	2,439	1,530

Net interest income	2,975	2,887
Provision for loan losses	200	225

Net interest income after provision for loan losses	2,775	2,662

Noninterest income:
Service charges on deposit accounts	337	312
Credit life insurance commissions	16	12
Gain on sale of mortgage loans	87	14
Other fees and commissions	47	50
Brokerage commissions	91	36
Other operating income	24	26

Total	602	450

Noninterest expenses:
Salaries and employee benefits	1,429	1,226
Net occupancy expense	158	168
Furniture and equipment expense	260	174
Marketing expense	78	27
Other operating expenses	548	486

Total	2,473	2,081

Income before income taxes	904	1,031

Income tax provision	235	354

Net income	$669	$677

Basic earnings per share	$0.38	$0.39
Diluted earnings per share	$0.38	$0.39

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2006 and 2005
(Unaudited)

					Accumulated
					Other
					Compre-
(Dollars in thousands)	Common Stock		Capital	Retained	hensive	Nonvested
	Shares	Amount	Surplus	Earnings	Income	Restricted Stock	Total
Balance,
December 31, 2004	1,725,261	$17	$23,357	$419	$(26)	$(313)	$23,454

Net income for the period				677			677

Other comprehensive
loss, net of tax					(367)		(367)

Comprehensive income							310

Payment of fractional
shares (related to 3%
stock dividend)	(1,081)	-	(35)				(35)

Issuance of restricted stock	11,470		390			(390)	-

Balance,
March 31, 2005	1,735,650	$17	$23,712	$1,096	$(393)	$(703)	$23,729

Balance,
December 31, 2005	1,788,201	$18	$25,685	$865	$(562)	$(703)	$25,303

Net income for the period				669			669

Other comprehensive
loss, net of tax					(98)		(98)

Comprehensive income							571

Payment of fractional
shares (related to 3%
stock dividend)	(1,246)		(44)				(44)

Stock compensation expense			36				36
Forfeiture of restricted stock	(2,017)		(59)			59	-

Balance,
March 31, 2006	1,784,938	$18	$25,618	$1,534	$(660)	$(644)	$25,866

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$669	$677
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	151	146
Provision for loan losses	200	225
Amortization less accretion on investments	24	38
Amortization of deferred loan costs	1	8
Stock compensation expense	36	-
Gain on sale of premises and equipment	-	(2)
Gain on sale of other real estate owned	(26)	(7)
Increase (decrease) in interest payable	67	(57)
(Increase) decrease in interest receivable	14	98
Increase in other assets	(403)	(477)
Increase in other liabilities	429	380

Net cash provided by operating activities	1,162	1,029

Cash flows from investing activities:
Net increase in loans to customers	(6,504)	(5,352)
Purchases of securities available-for-sale	(9,561)	(503)
Maturities of securities available-for-sale	1,438	925
Proceeds from sale of other real estate owned	181	119
Proceeds for sales of premises and equipment	-	22
Purchases of nonmarketable equity securities	(81)	(104)
Purchases of premises and equipment	(211)	(58)

Net cash used by investing activities	(14,738)	(4,951)

Cash flows from financing activities:
Net increase in demand deposits	9,910	7,967
Net increase in time deposits	13,936	2,880
Cash paid in lieu of fractional shares	(44)	(35)

Net cash provided by financing activities	23,802	10,812

Net increase in cash and cash equivalents	10,226	6,890

Cash and cash equivalents, beginning of period	39,405	23,783

Cash and cash equivalents, end of period	$49,631	$30,673

Cash paid during the period for:
Income taxes	$163	$15
Interest	$2,372	1,587

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2005 Annual Report.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

HCSB FINANCIAL CORPORATION

Note 3 – Stock-Based Compensation, Continued

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousand, except per share amounts).

(Dollars in thousands)	March 31,	March 31,
	2006	2005
Net income, as reported	$669	$677
Add: Stock-based employee compensation expense
Included in reported net income, net of related tax
Effects	21
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(21)	(15)

Pro forma net income	$669	$662

Earnings per share:
Basic - as reported	$0.38	$0.39

Basic - pro forma	$0.38	$0.38

Diluted - as reported	$0.38	$0.39

Diluted - pro forma	$0.38	$0.38

Note 4 — Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three Months Ended March 31, 2006
(Dollars in thousands)	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$669	1,739,058	$0.38

Effect of dilutive securities
Stock options	-	9,093

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$669	1,748,151	$0.38

	Three Months Ended March 31, 2005
(Dollars in thousands)	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$677	1,729,233	$0.39

Effect of dilutive securities
Stock options	-	6,410

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$677	1,735,643	$0.39

HCSB FINANCIAL CORPORATION

Note 5 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect:

	Three Months Ended March 31, 2006
(Dollars in thousands)	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(156)	$58	$(98)
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(156)	58	(98)

Other comprehensive income	$(156)	$58	$(98)

	Three Months Ended March 31, 2005
(Dollars in thousands)	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(583)	$216	$(367)
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(583)	216	(367)

Other comprehensive income	$(583)	$216	$(367)

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

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 and also analyzes our financial condition as of March 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the quarter ended March 31, 2006, net interest income was $2,975,000, an increase of $88,000, or 3.05%, over the same period in 2005. Interest income from loans, including fees, was $4,596,000 for the three months ended March 31, 2006, an increase of $710,000, or 18.27% over the three months ended March 31, 2005. This increase was attributable to the continued growth in our loan portfolio, including residential mortgage loan volume, and the rising interest rate environment. Interest income on taxable securities totaled $410,000, an increase of $66,000 over the first quarter of 2005. This increase was due to a corresponding increase in securities available for sale from the same period in 2005. Interest expense for the three months ended March 31, 2006 was $2,439,000, compared to $1,530,000 for the same period in 2005, an increase of $909,000, or 59.41%. Also, due to the increase in interest bearing deposits and increases in interest rates, interest expense on deposits increased $707,000, or 63.87%, during the three month period ended March 31, 2006 as compared to the same period in 2005. The net interest margin realized on earning assets was 3.79% for the three months ended March 31, 2006, as compared to 4.16% for the three months ended March 31, 2005. The interest rate spread decreased from 3.96% at March 31, 2005 to 3.46% at March 31, 2006.

HCSB FINANCIAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2006, the provision charged to expense was $200,000, compared to $225,000 for the three months ended March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. At March 31, 2006, the allowance for loan losses was $2,656,000, compared to $2,569,000 at December 31, 2005, which represented 1.10% and 1.09% of outstanding loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2006 was $602,000, an increase of $152,000, or 33.78%, over the same period in 2005. The increase is largely a result of fee income from residential mortgage loans sold in the secondary market of $87,000 for the three months ended March 31, 2006 as compared to $14,000 for the same period in 2005. The increase is also a result of an increase of $55,000, or 152.78%, in brokerage commissions from $36,000 for the three months ended March 31, 2005 to $91,000 for the three months ended March 31, 2006. Also, service charges on deposit accounts increased $25,000, or 8.01%, from $312,000 for the three months ended March 31, 2005 to $337,000 for the three months ended March 31, 2006. See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $2,473,000, an increase of $392,000, or 18.84%, over the three months ended March 31, 2005. The primary basis for this rise was the increase in salaries and employee benefits, which increased $203,000 from $1,226,000 for the three months ended March 31, 2005 to $1,429,000 for the three months ended March 31, 2006. This increase is attributed to additional staffing in the mortgage and investment areas and normal salary increases. Furniture and equipment expenses increased $86,000 from $174,000 for the three months ended March 31, 2005 to $260,000 for the same period in 2006. This increase is attributed to additional depreciation and amortization expenses due to the purchase of a new core software system in February of 2005. Marketing expenses increased $51,000 from $27,000 for the three months ended March 31, 2005 to $78,000 for the three months ended March 31, 2006. Also, other operating expenses increased $62,000, or 12.76%, to $548,000 for the three months ended March 31, 2006 from $486,000 for the same period in 2005.

Income Taxes

The income tax provision for the three months ended March 31, 2006 was $235,000, as compared to $354,000 for the same period in 2005. The effective tax rates were 26.00% and 34.34% at March 31, 2006 and 2005, respectively.

HCSB FINANCIAL CORPORATION

Net Income

We have experienced growth in net interest income during the first quarter of 2006, which is in part attributable to the continued success of the branch network. Average earning assets increased $40,666,000, or 14.67%, to $317,954,000 for the period ended March 31, 2006 from $277,288,000 for the period ended March 31, 2005. With the increase in interest rates, the yield on average earnings assets also increased from 6.46% for the period ended March 31, 2005 to 6.91% for the period ended March 31, 2006. Due to the increase in the volume and cost of funding however, we experienced an increase of $909,000, or 59.41%, in interest expense from $1,530,000 for the quarter ended March 31, 2005 to $2,439,000 for the quarter ended March 31, 2006. Also, due to upgrades in the our computer hardware and software systems, we experienced additional amortization and depreciation costs of $86,000 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Also, we experienced additional salaries and benefits expense of $203,000 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 due mostly to the employment of additional personnel in the investment and residential mortgage areas. The combination of these factors resulted in net income for the three months ended March 31, 2006 of $669,000, as compared to $677,000 for the three months ended March 31, 2005. This represents a decrease of $8,000, or 1.18%. This resulted in a decrease in earnings per share to $0.38 per share for the quarter ended March 31, 2006 from $0.39 per share for the quarter ended March 31, 2005.

Assets and Liabilities

During the quarter ended March 31, 2006, total assets increased $24,905,000, or 7.51%, when compared to December 31, 2005. The primary reason for the increase in assets was an increase in securities available for sale of $7,943,000 during the quarter ended March 31, 2006. Total deposits increased $23,846,000, or 9.38%, from the December 31, 2005 balance of $254,137,000. Within the deposit area, interest-bearing deposits increased $22,572,000, or 9.87%, and noninterest-bearing deposits increased $1,274,000, or 5.01%, during the quarter ended March 31, 2006.

Investment Securities

Investment securities available-for-sale increased from $38,233,000 at December 31, 2005 to $46,176,000 at March 31, 2006. This represents a increase of $7,943,000, or 20.78%, from December 31, 2005 to March 31, 2006.

Loans

Net loans increased $5,802,000, or 2.50%, from December 31, 2005 to March 31, 2006. Balances within the major loans receivable categories are as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Real estate - construction and land development	$21,241	$18,026
Real estate - other	136,216	133,527
Agricultural	5,874	5,141
Commercial and industrial	56,146	55,909
Consumer	20,906	21,168
Other, net	584	647

~~	$240,967	$235,078

HCSB FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,	December 31,
	2006	2005
Loans: Nonaccrual loans	$2,361	$2,044
Accruing loans more than 90 days past due	2,206	843

Loans identified by the internal review mechanism:
Criticized	$5,523	$5,614
Classified	$1,898	1,904

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	Three months ended
(Dollars in thousands)	March 31,
	2006	2005
Balance, January 1	$2,569	$2,154

Provision for loan losses for the period	200	225

Net loans charged-off for the period	(113)	(88)

Balance, end of period	$2,656	$2,291

Gross loans outstanding, end of period	$240,967	$217,694

Allowance for Loan Losses to loans outstandin	1.10%	1.05%

Deposits

As of March 31, 2006, total deposits had increased by $23,846,000, or 9.38%, from December 31, 2005. The largest increase was in interest-bearing deposits, which increased $22,572,000 to $251,291,000 at March 31, 2006. Expressed in percentages, noninterest-bearing deposits increased 5.01% and interest-bearing deposits increased 9.87%.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Noninterest-bearing demand deposits	$26,692	$25,418
Interest-bearing demand deposits	79,068	84,082
Savings and money market deposits	62,238	48,588
Certificates of deposit	109,985	96,049

	$277,983	$254,137

HCSB FINANCIAL CORPORATION

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2006:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	4.95%	62	March 22, 2011	5,000
January 17, 2002	4.60%	58	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$478		$43,390

Advances from the Federal Home Loan Bank are all fixed rate advances, except for advances dated March 19, 2001 and January 17, 2002, which are adjustable rate credits. Principal is due at maturity and interest payable quarterly, except for the advances dated March 11, 2003 of $5,000,000 and December 8, 2004 of $1,700,000, on which interest is payable monthly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $25,052,000 at March 31, 2006, as well as our commercial nonindustrial loans totaling approximately $9,026,000 at March 31, 2006. We have also pledged our portfolio of home equity lines of credit aggregating approximately $2,476,000 at March 31, 2006. We have also pledged our investment in Federal Home Loan Bank stock of $2,615,000, which is included in nonmarketable equity securities. We have also pledged $19,374,000 of our securities portfolio to the FHLB.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 74.98% at March 31, 2006 and 79.01% at December 31, 2005.

Unpledged securities available-for-sale, which totaled $4,694,485 at March 31, 2006, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2006, unused lines of credit totaled $14,000,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of March 31, 2006, our available credit with the Federal Home Loan Bank was $27,799,000.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $38,435,000 and standby letters of credit of $697,000 through various types of commercial lending arrangements.

HCSB FINANCIAL CORPORATION

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006:

		After One	After Three
		Through	Through		Greater
(Dollars in thousands)	Within One	Three	Twelve	Within One	Than
	Month	Months	Months	Year	One Year	Total

Unused commitments to
extend credit	$834	$2,975	$18,766	$22,575	$15,860	$38,435
Standby letters of credit	25	125	461	611	86	697

Totals	$859	$3,100	$19,227	$23,186	$15,946	$39,132

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized gain related to the rate swap was $941,000 at March 31, 2006.

In partnership with TLF Myrtle Beach Properties, LLC, we entered into a contract on February 3, 2006 to purchase from Carolina First Bank a lot and building on Second Avenue in Conway, South Carolina for $2,443,000. We are responsible for 50% of the purchase price. The transaction, which is scheduled to close no later than June 5, 2006, is subject to the purchase of additional property for parking and other customary closing conditions. Upon consummation of the transaction, we intend to establish a branch office.

Capital Resources

Total shareholders’ equity increased from $25,303,000 at December 31, 2005 to $25,866,000 at March 31, 2006. The increase of $563,000 is primarily attributable to net income of $669,000 for the period. Equity was negatively affected by a $98,000 decrease relating to the change in fair market value on securities available-for-sale. In January 2006, the board of directors declared a 3.0% stock dividend payable on March 3, 2006 to shareholders of record on February 10, 2006. The financial statements at December 31, 2005 were adjusted to reflect this transaction with the exception of the payment of fractional shares. A charge of $44,000 was made against equity for the payment of fractional shares associated with the payment of the 3.0% stock dividend.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet

HCSB FINANCIAL CORPORATION

the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

At March 31, 2006, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at March 31, 2006 for the company and the bank:

(Dollars in thousands)	Company	Bank
Shareholders' equity	$25,866	30,777
Plus: unrealized losses on securities available-for-sale	650	650
Plus: qualifying trust preferred securities	6,000	-

Tier 1 capital	32,516	31,427

Plus: allowance for loan losses (1)	2,656	2,656

Total capital	$35,172	$34,083

Risk-weighted assets	$258,556	$258,277

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.58%	12.17%
Total capital (to risk-weighted assets)	13.60%	13.20%
Tier 1 capital (to total average assets)	10.41%	9.11%

(1)        limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 12, 2006	By: /s/ JAMES R. CLARKSON
James R. Clarkson
President, Chief Executive Officer, and Principal Financial Officer

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number            Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.