Form 10QSB
period 2006-06-30
HCSB FINANCIAL CORP
filed 2006-08-14
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

1,784,938 shares of common stock, $.01 par value, were issued and outstanding as of July 31, 2006

Transitional Small Business Disclosure Format (Check one):     Yes        No

HCSB FINANCIAL CORPORATION

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income - Six months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Six months ended June 30, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis or Plan of Operation	12-19

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

(a) Exhibits	20

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,395	$10,143
Federal funds sold	18,625	29,262

Total cash and cash equivalents	29,020	39,405

Investment securities:
Securities available-for-sale	45,982	38,233
Nonmarketable equity securities	2,948	2,867

Total investment securities	48,930	41,100

Loans held for sale	1,189	591

Loans receivable	251,811	235,078
Less allowance for loan losses	(2,789)	(2,569)

Loans, net	249,022	232,509
Premises, furniture, and equipment, net	11,922	11,681
Accrued interest receivable	2,411	2,238
Other assets	4,720	4,138

Total assets	$347,214	$331,662

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$27,644	$25,418
Interest-bearing transaction accounts	68,446	84,082
Money market savings accounts	68,076	42,472
Other savings accounts	5,964	6,116
Time deposits $100 and over	43,540	48,424
Other time deposits	54,608	47,625

Total deposits	268,278	254,137
Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	564	549
Other liabilities	2,523	2,097

Total liabilities	320,941	306,359

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
1,784,938 and 1,788,201 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively	18	18
Capital surplus	25,655	25,685
Nonvested restricted stock	(644)	(703)
Retained earnings	2,359	865
Accumulated other comprehensive income (loss)	(1,115)	(562)

Total shareholders' equity	26,273	25,303

Total liabilities and shareholders' equity	$347,214	$331,662

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Interest income
Loans, including fees	9,598	$7,877	5,002	$3,991
Investment securities:
Taxable	871	677	461	333
Tax-exempt	132	117	69	58
Nonmarketable equity securities	72	50	39	29
Other interest income	613	233	301	126

Total	11,286	8,954	5,872	4,537

Interest expense
Deposit accounts	3,877	2,311	2,063	1,204
Advances from the Federal Home Loan Bank	1,058	865	540	518
Other interest expense	221	162	114	86

Total	5,156	3,338	2,717	1,808

Net interest income	6,130	5,616	3,155	2,729
Provision for loan losses	340	500	140	275

Net interest income after provision
for loan losses	5,790	5,116	3,015	2,454

Other income
Service charges on deposit accounts	703	655	366	343
Credit life insurance commission	23	18	7	6
Gain on sale of mortgage loans	218	43	131	29
Other fees and commissions	115	117	68	67
Brokerage commission	156	100	65	64
Other operating income	54	32	30	6

Total	1,269	965	667	515

Other expense
Salaries and employee benefits	2,905	2,428	1,476	1,202
Occupancy expense	323	350	165	182
Advertising and marketing expense	121	105	43	78
Furniture and equipment expense	510	460	250	286
Loss on sale of assets	-	6	-	6
Loss on sale of securities	-	52	-	52
Other operating expenses	1,076	999	528	513

Total	4,935	4,400	2,462	2,319

Income before income taxes	2,124	1,681	1,220	650
Income tax expense	630	577	395	223

Net income	$1,494	$1,104	$825	$427

Basic net income per share	$0.85	$0.64	$0.47	$0.25

Diluted net income per share	$0.85	$0.64	$0.47	$0.25

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six months ended June 30, 2006 and 2005
(Unaudited)

						Accumulated
						Other
(Dollars in thousands,	Common Stock		Capital	Retained	Restricted	Comprehensive
except shares)	Shares	Amount	Surplus	Earnings	Stock	Income	Total

Balance,
December 31, 2004	1,725,261	$17	$23,357	$419	$(313)	$(26)	$23,454

Net income for the period				1,104			1,104

Other comprehensive
loss, net of tax						(168)	(168)

Comprehensive income							936

Payment of fractional
shares (related to 3%
stock dividend)	(1,081)		(35)				(35)

Issuance of restricted stock	11,470		390		(390)		-

Balance,
June 30, 2005	1,735,650	$17	$23,712	$1,523	$(703)	$(194)	$24,355

Balance,
December 31, 2005	1,788,201	18	25,685	865	(703)	(562)	25,303

Net income for the period				1,494			1,494

Other comprehensive
loss, net of tax						(553)	(553)

Comprehensive income							941

Payment of fractional
shares (related to 3%
stock dividend)	(1,246)		(44)				(44)

Stock compensation expense			73				73

Forfeiture of restricted stock	(2,017)		(59)		59		-

Balance,
June 30, 2006	1,784,938	$18	$25,655	$2,359	$(644)	$(1,115)	$26,273

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$1,494	$1,244
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	304	313
Provision for loan losses	340	500
Amortization less accretion on investments	49	77
Amortization of deferred loan costs	3	12
Gain on sale of securities available-for-sale	-	52
Loss on sale of premises and equipment	(20)	(1)
Loss on sale of other real estate	(38)	4
Increase in interest receivable	(173)	(52)
Increase (decrease) in interest payable	15	(145)
Increase in other assets	(452)	(60)
Stock compensation expense	73	-
Increase in other liabilities	426	(22)

Net cash provided by operating activities	2,021	1,922

Cash flows from investing activities:
Maturities of time deposits with banks	-	500
Net increase in loans to customers	(17,806)	(16,886)
Purchases of securities available-for-sale	(11,603)	(4,835)
Maturities of securities available-for-sale	2,927	1,993
Proceeds from sales of securities available-for-sale	-	4,237
Purchases of nonmarketable equity securities	(81)	(104)
Purchases of premises and equipment	(545)	(419)
Proceeds from disposals of premises and equipment	20	23
Proceeds from sale of other real estate	585	465

Net cash used by investing activities	(26,503)	(15,026)

Cash flows from financing activities:
Net increase in demand deposits	14,141	25,348
Cash paid in lieu of fractional shares	(44)	(35)

Net cash provided by financing activities	14,097	25,313

Net increase (decrease) in cash and cash equivalents	(10,385)	12,209

Cash and cash equivalents, beginning of period	39,405	23,283

Cash and cash equivalents, end of period	$29,020	$35,492

Cash paid during the period for:
Income taxes	$866	$748

Interest	$5,141	$3,259

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2005 Annual Report.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Stock-Based Compensation — continued

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

	Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005

Net income, as reported	$1,494	$1,104
Add: Stock-based employee compensation expense
Included in reported net income, net of related tax effects	46	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(46)	(45)

Pro forma net income	$1,494	$1,059

Earnings per share:
Basic - as reported	$0.85	$0.64

Basic - pro forma	$0.85	$0.62

Diluted - as reported	$0.85	$0.64

Diluted - pro forma	$0.85	$0.62

	Three Months Ended June 30,
(In thousands, except per share amounts)	2006	2005

Net income, as reported	$825	$427
Add: Stock-based employee compensation expense
Included in reported net income, net of related tax effects	23	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(23)	(22)

Pro forma net income	$825	$405

Earnings per share:
Basic - as reported	$0.47	$0.25

Basic - pro forma	$0.47	$0.23

Diluted - as reported	$0.47	$0.25

Diluted - pro forma	$0.47	$0.23

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,494	1,750,550	$0.85

Effect of dilutive securities
Stock options	-	5,628

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,494	1,756,177	$0.85

	Six Months Ended June 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,104	1,732,459	$0.64

Effect of dilutive securities
Stock options	-	1,547

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,104	1,734,006	$0.64

	Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$825	1,750,550	$0.47

Effect of dilutive securities
Stock options	-	5,628

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$825	1,756,177	$0.47

	Three Months Ended June 30, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$427	1,732,459	$0.25

Effect of dilutive securities
Stock options	-	1,547

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$427	1,734,006	$0.25

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(878)	$325	$(553)
Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(878)	325	(553)

Other comprehensive income	$(878)	$325	$(553)

	Six Months Ended June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(360)	$133	$(227)
Plus: reclassification adjustment for (gains) losses
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	(308)	114	(194)

Other comprehensive income	$(308)	$114	$(194)

	Three Months Ended June 30, 2006
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(722)	$267	$(455)
Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(722)	267	(455)

Other comprehensive income	$(722)	$267	$(455)

	Three Months Ended June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$223	$(83)	$140
Plus: reclassification adjustment for (gains) losses
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	275	(102)	173

Other comprehensive income	$275	$(102	$173

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – STOCK COMPENSATION PLAN

In 2004, upon shareholder approval, the Company adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the “Stock Plan”). The Stock Plan authorizes the grant of options and awards of restricted stock to certain of our employees for up to 200,000 shares of the Company’s common stock from time to time during the term of the Stock Plan, subject to adjustments upon change in capitalization. The Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company.

Options granted under the Stock Plan are incentive stock options, and they are vested over a five year period with none vesting at the time of the grant. All unexercised incentive stock options expire ten years after the date of the grant. A summary of the Company’s incentive stock options as of June 30, 2006 (with adjustments for the 3% stock dividends for the two periods):

	Six months ended		Three months ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	43,411	$28.76	43,411	$28.76
Granted	-		-
Exercised	-		-
Forfeited	-		-

Outstanding at June 30, 2006	43,411	28.76	43,411	28.76

The following table summarizes information about stock options outstanding under the Company’s plan at June 30, 2006 (with adjustments for the 3% stock dividends):

	Outstanding	Exercisable

Number of options	43,411	11,369
Weighted average remaining life	8.20 years	8.01 years
Weighted average exercise price	$28.76	27.00
High exercise price	$33.01	33.01
Low exercise price	$23.56	23.56

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

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2006 as compared to the same periods in 2005, and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2006, net interest income was $6,130,000, an increase of $514,000, or 9.15%, over the same period in 2005. Interest income from loans, including fees, was $9,598,000, an increase of $1,721,000, or 21.85%, from the six months ended June 30, 2005 as demand for loans in our marketplace continued to grow. Interest income on taxable securities totaled $871,000 for the six months ended June 30, 2006, an increase of $194,000 over the same period in 2005. This increase was due to a corresponding increase in securities available-for-sale of $7,749,000. Interest expense for the six months ended June 30, 2006 increased $1,818,000, or 54.46%, to $5,156,000 as compared to $3,338,000 for the same period in 2005. Interest on deposits increased $1,566,000, or 67.76%, to $3,877,000 for the six months ended June 30, 2006 as compared to $2,311,000 for the comparable period in 2005. The net interest margin realized on earning assets was 3.89% for the six months ended June 30, 2006, as compared to 3.98% for the six months ended June 30, 2005. The interest rate spread was 3.58% for the six months ended June 30, 2006, compared to 3.77% for the six months ended June 30, 2005.

Net interest income increased from $2,729,000 for the quarter ended June 30, 2005 to $3,155,000 for the quarter ended June 30, 2006. This represents an increase of $426,000, or 15.61%. Interest income from loans, including fees, increased to $5,002,000 for the quarter ended June 30, 2006 from $3,991,000 for the quarter ended June 30, 2005. Interest expense increased $909,000, or 50.28%, to $2,717,000 for the three months ended June 30, 2006, compared to $1,808,000 for the three months ended June 30, 2005. The net interest margin realized on earning assets was 3.92% for the three months ended June 30, 2006 as compared to 3.82% for the three months ended June 30, 2005. The interest rate spread was 3.59% for the three months ended June 30, 2006 as compared to 3.61% for the three months ended June 30, 2005.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2006, the provision charged to expense was $340,000, compared to $500,000 for the six months ended June 30, 2005. For the quarter ended June 30, 2006, the provision charged to expense was $140,000, as compared to $275,000 during the same quarter in 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. At June 30, 2006, the allowance for loan losses was $2,789,000, compared to $2,569,000 at December 31, 2005, which represented 1.11 % and 1.09% of outstanding loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Income

Noninterest income during the six months ended June 30, 2006 was $1,269,000, a increase of $304,000, or 31.50%, from the comparable period in 2005. The increase is primarily a result of fee income from residential mortgage loans sold in the secondary market of $218,000 for the six months ended June 30, 2006 as compared to $43,000 for the same period in 2005, an increase of $175,000, or 406.98%. This increase is largely due to the additional staffing in our mortgage lending department. This trend should continue as the bank expands its branch network and employs additional staffing in this area. The increase is also a result of an increase of $56,000, or 56%, in brokerage commissions from $100,000 for the six months ended June 30, 2005 to $156,000 for the six months ended June 30, 2006. In addition, service charges on deposit accounts increased $48,000, or 7.33%, from $655,000 for the six months ended June 30, 2005 to $703,000 for the six months ended June 30, 2006.

For the quarter ended June 30, 2006, noninterest income increased $152,000, or 29.51%, over the same period in 2005. This increase is primarily a result of fee income from residential mortgage loans sold in the secondary market of $131,000 for the three months ended June 30, 2006 as compared to $29,000 for the three months ended June 30, 2005. The increase is also a result of an increase in other income of $24,000, or 400%, from $6,000 for the three months ended June 30, 2005 to $30,000 for the three months ended June 30, 2006. The increase is largely due to a gain in the sale of other real estate owned of $12,000. Service charges on deposit accounts also increased $23,000, or 6.71%, from $343,000 for the three months ended June 30, 2005 to $366,000 for the three months ended June 30, 2006.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 was $4,935,000, an increase of $535,000, or 12.16% from the comparable period in 2005. The primary reason for this increase was the increase in salaries and employee benefits, which increased $477,000, or 19.65%, over the two periods. The increase in salaries and employee benefits is a result of additional personnel needed in the mortgage lending and investment services departments within the bank and also for additional personnel needed for the upcoming opening of our Carolina Forest branch. Employee benefits also increased by $63,000, or 29.72%, due to an increase in cost of insurance premiums for employees. Furniture and equipment expense increased $50,000, or 10.87%, from $460,000 for the six months ended June 30, 2005 to $510,000 for the six months ended June 30, 2006. Other operating expenses also increased $77,000, or 7.71% from $999,000 for the six months ended June 30, 2005 to $1,076,000 for the six months ended June 30, 2006. Net occupancy expense decreased $27,000, or 7.71%, from $350,000 for the six months ended June 30, 2005 to $323,000 for the six months ended June 30, 2006. This is due to a decline in building maintenance and repairs, and this trend should not continue.

For the quarter ended June 30, 2006, noninterest expense was $2,462,000, an increase of $143,000, or 6.17%, over the same period in 2005. The largest increase between the quarter ended June 30, 2005 and the quarter ended June 30, 2006 was in salaries and employee benefits, which increased $274,000, or 22.80%, to $1,476,000. This increase in salaries and employee benefits is largely due to additional personnel needed in our mortgage lending and brokerage department and for branch expansion. Other operating expense increased $15,000, or 2.92%, from $513,000 for the quarter ended June 30, 2005 to $528,000 for the quarter ended June 30, 2006 as a result of the growth of our bank. Net occupancy expense decreased $17,000, or 9.34%, from $182,000 for the three months ended June 30, 2005 to $165,000 for the three months ended June 30, 2006. This decline was due to a decrease in building maintenance and repairs, and this trend should not continue.

Income Taxes

The income tax provision for the six months ended June 30, 2006 was $630,000, as compared to $577,000 for the same period in 2005. The effective tax rates were 29.66% and 34.33% at June 30, 2006 and 2005, respectively. The effective tax rates were 32.38% and 34.31% for the quarters ended June 30, 2006 and June 30, 2005, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2006 of $1,494,000, as compared to $1,104,000 for the same period in 2005. This represents an increase of $390,000, or 35.33%, over the same period in 2005. For the quarter ended June 30, 2006, net income was $825,000, as compared to $427,000 for the quarter ended June 30, 2005. This represents an increase of $398,000, or 93.21%, from the quarter ended June 30, 2005.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Financial Condition

Assets and Liabilities

During the first six months of 2006, total assets increased $15,552,000, or 4.69%, when compared to December 31, 2005. The primary reason for the increase in assets was an increase in net loans of $16,513,000 during the first six months of 2006. It is typical for us to have an increase in loans, especially in the area of agricultural loans, during this time of the year. Securities available-for-sale increased $7,749,000, or 20.27%, from December 31, 2005 to June 30, 2006. Federal funds sold decreased $10,637,000, or 36.35%, as a result of the growth in loans. Total deposits increased $14,141,000, or 5.56%, from the December 31, 2005 amount of $254,137,000. Within the deposit area, interest-bearing deposits increased $11,915,000, or 5.21%, and noninterest-bearing deposits increased $2,226,000, or 8.76%, during the first six months of 2006. The increase in deposits has helped us to partially fund the growth in loans. Our additional presence in the Myrtle Beach markets has been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale increased from $38,233,000 at December 31, 2005 to $45,982,000 at June 30, 2006. This represents an increase of $7,749,000, or 20.27%, from December 31, 2005 to June 30, 2006. Excess funds generated from deposit growth were invested in investment securities in an effort to assist with our asset-liability management and until needed for higher yielding loans.

Loans

Net loans increased $16,513,000, or 7.10%, to $249,022,000 during the six month period ended June 30, 2006. Loan demand in general continued to increase in our market areas in the first half of 2006. As expected during this time of year, agricultural loans increased $4,033,000, or 78.45%, from December 31, 2005. Balances within the major loans receivable categories as of June 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Real estate - construction and land development	$24,369	$18,686
Real estate - other	142,924	133,527
Agricultural	9,174	5,141
Commercial and industrial	54,114	55,909
Consumer	19,878	21,168
Other, net	1,352	647

	$251,811	$235,078

During the six months ended June 30, 2006, nonaccrual loans increased from $2,044,000 to $4,235,000. Nonaccrual loans increased primarily as a result of a problem loan to one borrower totaling approximately $1,797,000 being brought to a non-accrual status while liquidation of collateral is in process.

Risk Elements in the Loan Portfolio

(Dollars in thousands)	June 30, 2006	December 31, 2005

The following is a summary of risk elements in the loan portfolio:

Loans: Nonaccrual loans	$4,235	$2,044

Accruing loans more than 90 days past due	-	843

Loans identified by the internal review mechanism:

Criticized	5,232	5,614

Classified	1,786	1,904

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Balance, January 1	$2,569	2,154
Provision for loan losses for the period	340	500
Net loans charged off for the period	(120)	(267)

Balance, end of period	$2,789	$2,387

Gross loans outstanding, end of period	$251,811	$227,957

Allowance for Loan Losses to loans outstanding	1.11%	1.05%

Deposits

At June 30, 2006, total deposits had increased by $14,141,000, or 5.56%, from December 31, 2005. Noninterest bearing deposits increased $2,226,000, and interest-bearing deposits increased $11,915,000. Expressed in percentages, noninterest-bearing deposits increased 8.76% and interest-bearing deposits increased 5.21%.

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Noninterest-bearing demand deposits	$27,644	$25,418
Interest-bearing demand deposits	68,446	84,082
Savings and money market deposits	74,040	48,588
Certificates of deposits	98,148	96,049

	$268,278	$254,137

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2006:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.44%	68	March 22, 2011	5,000
January 17, 2002	5.51%	69	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$495		$43,390

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation — continued

Advances from the Federal Home Loan Bank are generally all fixed rate advances with principal due at maturity except for an adjustable rate advance dated January 17, 2002 for $5,000,000 that reprices quarterly. Interest is payable quarterly except for the advance dated March 11, 2003 for $5,000,000 that is due monthly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $26,204,000 at June 30, 2006 and our commercial nonindustrial loans, which totaled $8,339,000 at June 30, 2006. We have also pledged our investment in Federal Home Loan Bank stock of $2,615,000, which is included in nonmarketable equity securities. In addition, we pledged $2,305,000 in HELOC/second mortgage loans, as well as $19,749,000 in available-for-sale agency securities.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to the rate swap was $987,000 at June 30, 2006.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 80.79% at June 30, 2006 and 79.01% at December 31, 2005.

Securities available-for-sale, which totaled $45,982,000 at June 30, 2006, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2006, unused lines of credit totaled $16,500,000. In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank. As of June 30, 2006, our available credit with Federal Home Loan Bank was $25,915,000.

Capital Resources

Total shareholders’ equity increased from $25,303,000 at December 31, 2005 to $26,273,000 at June 30, 2006. The increase of $970,000 is primarily attributable to net income for the period of June 30, 2006 of $1,494,000. The unrealized loss related to the change in fair market value on available-for-sale securities of $1,115,000 had an overall negative effect on shareholders’ equity. Payment of fractional shares on a 3.0% stock dividend contributed to a decrease of $44,000.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation — continued

what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

The following table summarizes our risk-based capital at June 30, 2006:

(Dollars in thousands)	Company	Bank

Shareholders' equity	$25,866	$31,256
Plus: qualifying trust preferred securities	6,000	-

Less: unrealized gains on available-for-sale securities	(1,113)	(1,113)

Tier 1 capital	32,979	32,369

Plus: allowance for loan losses (1)	2,789	2,789

Total capital	$35,768	$35,158

Net risk-weighted assets	264,655	265,161

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	12.46%	12.21%
Total capital (to net risk-weighted assets)	13.51%	13.26%
Tier 1 capital (to total average assets)	9.57%	9.30%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $38,062,000 and standby letters of credit of $918,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation — continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments
to extend credit	$1,578	$1,780	$19,503	$22,861	$15,201	$38,062
Standby letters of credit	50	133	735	918	-	918

Total	$1,628	$1,913	$20,238	$23,779	$15,201	$38,980

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HCSB FINANCIAL CORPORATION

PART II – OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of HCSB Financial Corporation was held on April 27, 2006. The only item presented to shareholders for consideration was the election of six nominees to serve as Class I directors to hold office until the 2009 Annual Meeting of Shareholders. The following chart details the number of votes cast for, the number of votes against or withheld, and the number of votes abstained, for each nominee listed below.

				% of Votes Cast of
Nominees	For	Against or Withheld	Abstained	Outstanding Shares

Michael S. Addy	1,116,204	16,667	-	63.47%
D. Singleton Bailey	1,124,177	8,704	-	63.47%
Franklin C. Blanton	1,124,398	8,483	-	63.47%
Rachel B. Broadhurst	1,110,275	22,606	-	63.47%
T. Freddie Moore	1,124,177	8,704	-	63.47%
Carroll D. Padgett, Jr	1,124,398	8,483	-	63.47%

The other directors that continued in office after the meeting are as follows:

Class II	Class III
William H. Caines	Johnny C. Allen
James R. Clarkson	Clay D. Brittain, III
J. Lavelle Coleman	Russell R. Burgess, Jr.
Boyd R. Ford, Jr	Larry G. Floyd
Randy B. Hardee	Tommie W. Grainger
Gwyn G. McCutchen, D.D.S.

There were no other matters presented for the vote of shareholders at our 2006 Annual Meeting.

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

Date: August 14, 2006	By: /s/ James R. Clarkson
James R. Clarkson
President, Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit
Number        Description

31.1                Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.