Form 10QSB
period 2006-09-30
HCSB FINANCIAL CORP
filed 2006-11-14
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended Ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-26995

HCSB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

5201 Broad Street
Loris, South Carolina 29569
(Address of principal executive
offices, including zip code)

(843) 756-6333
(Registrant’s telephone number, including area code)

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

1,784,938 shares of common stock, $.01 par value, were issued and outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):     Yes        No

HCSB FINANCIAL CORPORATION

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income - Nine months ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Nine months ended September 30, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis or Plan of Operation	13-20

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6. Exhibits	21

2

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION

	September 30,	December 31,
(Dollars in thousands)	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$12,565	$10,143
Federal funds sold	13,573	29,262

Total cash and cash equivalents	26,138	39,405

Investment securities:
Securities available-for-sale	50,731	38,233
Nonmarketable equity securities	2,948	2,867

Total investment securities	53,679	41,100

Loans held for sale	1,614	591

Loans receivable	251,236	235,078
Less allowance for loan losses	(2,542)	(2,569)

Loans, net	248,694	232,509

Premises, furniture, and equipment, net	12,402	11,681
Accrued interest receivable	2,723	2,238
Other assets	4,442	4,138

Total assets	$349,692	$331,662

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$28,771	$25,418
Interest-bearing transaction accounts	62,548	84,082
Money market savings accounts	81,698	42,472
Other savings accounts	5,842	6,116
Time deposits $100 and over	39,905	48,424
Other time deposits	51,247	47,625

Total deposits	270,011	254,137
Advances from the Federal Home Loan Bank	43,390	43,390
Junior subordinated debentures	6,186	6,186
Accrued interest payable	582	549
Other liabilities	2,129	2,097

Total liabilities	322,298	306,359

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
1,784,938 and 1,788,201 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	18	18
Capital surplus	25,692	25,685
Nonvested restricted stock	(644)	(703)
Retained earnings	2,977	865
Accumulated other comprehensive income (loss)	(649)	(562)

Total shareholders' equity	27,394	25,303

Total liabilities and shareholders' equity	$349,692	$331,662

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Interest income
Loans, including fees	$14,795	$12,275	$5,197	$4,398
Investment securities:
Taxable	1,338	1,026	467	349
Tax-exempt	203	170	71	53
Nonmarketable equity securities	113	82	41	32
Federal funds sold	752	442	139	209

Total	17,201	13,995	5,915	5,041

Interest expense
Deposit accounts	6,056	3,708	2,179	1,397
Advances from the Federal Home Loan Bank	1,624	1,337	566	472
Other interest expense	343	254	122	92

Total	8,023	5,299	2,867	1,961

Net interest income	9,178	8,696	3,048	3,080
Provision for loan losses	525	850	185	350

Net interest income after provision
for loan losses	8,653	7,846	2,863	2,730

Other income
Service charges on deposit accounts	1,085	994	382	339
Credit life insurance commissions	37	33	14	15
Brokerage commissions	196	125	40	25
Gain on sale of mortgage loans	400	115	182	72
(Loss) gain on sale of securities	-	(52)	-	-
Other fees and commissions	164	169	49	52
Other income	84	45	30	13

Total	1,966	1,429	697	516

Other expense
Salaries and employee benefits	4,448	3,700	1,543	1,272
Occupancy expense	487	508	164	158
Advertising and marketing expense	242	153	121	48
Furniture and equipment expense	789	727	279	267
Loss on sale of other real estate	-	63	-	57
Other operating expenses	1,591	1,472	515	473

Total	7,557	6,623	2,622	2,275

Income before income taxes	3,062	2,652	938	971
Income tax expense	950	910	320	333

Net income	$2,112	$1,742	$618	$638

Basic net income per share	$1.20	$0.98	$0.35	$0.36
Diluted net income per share	$1.19	$0.97	$0.35	$0.35

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the nine months ended September 30, 2006 and 2005
(Unaudited)

						Accumulated
						Other
(Dollars in thousands)	Common Stock		Capital	Retained	Restricted	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance,
December 31, 2004	1,725,261	$17	$23,357	$419	$(313)	$(26)	$23,454

Net income for the period				1,742			1,742
Other comprehensive
loss, net of tax						(238)	(238)

Comprehensive income							1,504

Payment of fractional
shares (related to 3%
stock dividend)	(1,081)		(35)				(35)

Issuance of restricted stock	11,470		390		(390)		-

Exercise of stock
options	138		3				3

Balance,
September 30, 2005	1,735,788	$17	$23,715	$2,161	$(703)	$(264)	$24,926

Balance,
December 31, 2005	1,788,201	18	25,685	865	(703)	(562)	25,303

Net income for the period				2,112			2,112

Other comprehensive
loss, net of tax						(87)	(87)

Comprehensive income							2,025

Payment of fractional
shares (related to 3%
stock dividend)	(1,246)		(44)				(44)

Stock compensation expense			110				110

Forfeiture of restricted
stock	(2,017)		(59)		59		-

Balance,
September 30, 2006	1,784,938	$18	$25,692	$2,977	$(644)	$(649)	$27,394

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,112	$1,742
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	463	667
Provision for loan losses	525	850
Amortization less accretion on investments	69	120
Amortization of deferred loan costs	6	19
Stock compensation expense	110	-
Loss on sale of securities available-for-sale	-	52
Gain on sale of premises and equipment	(20)	(1)
(Gain)loss on sale of other real estate owned	(38)	60
Increase in deferred tax	(131)	(116)
Increase in interest receivable	(485)	(436)
Increase in interest payable	33	48
Increase in other assets	(210)	(905)
Increase (decrease) in other liabilities	32	834

Net cash provided by operating activities	2,466	2,934

Cash flows from investing activities:
Net increase in loans to customers	(18,198)	(22,921)
Purchases of securities available-for-sale	(16,578)	(7,034)
Maturities of securities available-for-sale	3,873	3,973
Proceeds from sales of securities available-for-sale	-	4,237
Purchases of nonmarketable equity securities	(81)	(104)
Purchases of premises and equipment	(1,184)	(469)
Proceeds from disposals of premises and equipment	20	22
Proceeds from sale of other real estate	585	871

Net cash used by investing activities	(31,563)	(21,425)

Cash flows from financing activities:
Net increase in demand deposits	15,874	32,468
Proceeds from exercise of stock options	-	3
Cash paid in lieu of fractional shares	(44)	(35)

Net cash provided by financing activities	15,830	32,436

Net increase (decrease) in cash and cash equivalents	(13,267)	13,945

Cash and cash equivalents, beginning of period	39,405	23,783

Cash and cash equivalents, end of period	$26,138	$37,728

Cash paid during the period for:
Income taxes	$1,453	$1,024

Interest	$7,989	$5,005

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2005 Annual Report.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of

        Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some aanner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Recently Issued Accounting Pronouncements – continued

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(138)	$51	$(87)

Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(138)	51	(87)

Other comprehensive income	$(138)	$51	$(87)

	Nine Months Ended September 30, 2005
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(430)	$159	$(271)

Plus: reclassification adjustment for (gains) losses
realized in net income	52	(19)	33

Net unrealized gains (losses) on securities	(378)	140	(238)

Other comprehensive income	$(378)	$140	$(238)

	Three Months Ended September 30, 2006
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$740	$(274)	$466

Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	740	(274)	466

Other comprehensive income	$740	$(274)	$466

	Three Months Ended September 30, 2005
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(111)	$41	$(70)

Plus: reclassification adjustment for (gains) losses
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(111)	41	(70)

Other comprehensive income	$(111)	$41	$(70)

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

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Nine Months Ended September 30,
	2006	2005

Net income, as reported	$2,111,547	$1,741,511
Add: Stock-based employee compensation expense
Included in reported net income, net of related tax effects	110,468	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(110,468)	63,785

Pro forma net income	$2,111,547	$1,677,726

Earnings per share:
Basic - as reported	$1.20	$0.98

Basic - pro forma	$1.20	$0.94

Diluted - as reported	$1.19	$0.97

Diluted - pro forma	$1.19	$0.93

	Three Months Ended September 30,
	2006	2005

Net income, as reported	$617,907	$637,213
Add: Stock-based employee compensation expense
Included in reported net income, net of related tax effects	36,822	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(36,822)	21,262

Pro forma net income	$617,907	$615,951

Earnings per share:
Basic - as reported	$0.35	$0.36

Basic - pro forma	$0.35	$0.34

Diluted - as reported	$0.35	$0.35

Diluted - pro forma	$0.35	$0.34

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,111,547	1,762,026	$1.20

Effect of dilutive securities
Stock options	-	5,803

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,111,547	1,767,829	$1.19

	Nine Months Ended September 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,741,511	1,785,552	$0.98

Effect of dilutive securities
Stock options	-	10,038

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,741,511	1,795,590	$0.97

	Three Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$617,907	1,761,839	$0.35

Effect of dilutive securities
Stock options	-	367

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$617,907	1,762,206	$0.35

	Three Months Ended September 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$637,213	1,785,552	$0.36

Effect of dilutive securities
Stock options	-	10,038

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$637,213	1,795,590	$0.35

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

Options granted under the Stock Plan are incentive stock options, and they are vested over a five year period with none vesting at the time of the grant. All unexercised incentive stock options expire ten years after the date of the grant. There were no stock options issued during the nine months ended September 30, 2006 and 2005. A summary of the Company’s incentive stock options as of September 30, 2006 (with adjustments for the 3% stock dividends for the period):

	Nine months ended		Three months ended
	September, 30 2006		September, 30 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise

	Shares	Price	Shares	Price
Outstanding at beginning of period	43,411	$29.88	43,411	$29.88
Granted	-		-
Exercised	-		-
Forfeited	-		-

Outstanding at September 30, 2006	43,411	29.88	43,411	29.88

The following table summarizes information about stock options outstanding under the Company’s plan at September 30, 2006 (with adjustments for the 3% stock dividends):

	Outstanding	Exercisable

Number of options	43,411	11,369
Weighted average remaining life	8.20 years	8.01 years
Weighted average exercise price	$29.88	29.88
High exercise price	$33.01	33.01
Low exercise price	$23.56	23.56

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industres;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2006 as well as results for the nine months ended September 30, 2006 and 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2006, net interest income was $9,178,000, an increase of $482,000, or 5.54%, over the same period in 2005. For the nine months ended September 30, 3006, interest income from loans, including fees, was $14,795,000, an increase of $2,520,000, or 20.53%, over the comparable period in 2005 as demand for loans in our marketplace continued to grow. Interest income from federal funds sold increased $310,000, or 70.14%, for the nine months ended September 30, 2006 as compared to the same period in 2005. This was due to the increase in the average volume of federal funds sold as well as the increase in the average interest rate earned on federal funds during the first nine months of 2006 as compared to the comparable period in 2005. Interest expense for the nine months ended September 30, 2006 was $8,023,000, compared to $5,299,000 for the same period in 2005. This increase is largely attributable to an increase in the volume of total deposits of $15,874,000, or 6.25%, and an increase in rates on our deposit accounts. Also, interest expense on FHLB advances increased $287,000, or 21.47%, to $1,624,000 for the period ended September 30, 2006 as compared to $1,337,000 for the same period in 2005. The net interest margin realized on earning assets was 3.89% for the nine months ended September 30, 2006, compared to 4.02% for the nine months ended September 30, 2005. The interest rate spread was 3.54% for the nine months ended September 30, 2006, compared to 3.80% for the nine months ended September 30, 2005.

Net interest income decreased from $3,080,000 for the quarter ended September 30, 2005, to $3,048,000 for the quarter ended September 30, 2006. This represents a decrease of $32,000, or 1.04%. Interest income from loans, including fees, increased to $5,197,000 for the quarter ended September 30, 2006, from $4,398,000 for the quarter ended September 30, 2005. Interest expense increased $906,000, or 46.20%, to $2,867,000 for the three months ended September 30, 2006, compared to $1,961,000 for the three months ended September 30, 2005. This increase is largely attributable to the increase in rate and volume in our Money Market Deposit Account.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2006, the provision charged to expense was $525,000, compared to $850,000 for the nine months ended September 30, 2005. For the quarter ended September 30, 2006, the provision charged to expense was $185,000, as compared to $350,000 during the same quarter in 2005. This decrease in loan loss provision is due to a decrease in delinquency ratios and an increase in the quality of the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Income

Noninterest income during the nine months ended September 30, 2006 was $1,966,000, an increase of $537,000, or 37.58%, from the comparable period in 2005. The increase is primarily the result of fee income from residential mortgage loans sold in the secondary market of $400,000 for the nine months ended September 30, 2006 compared to gains of $115,000 for the same period in 2005. This increase is largely due to an increase in personnel in the mortgage lending department within the bank. Also, service charges on deposit accounts increased by $91,000, or 9.15%, from $994,000 for the nine months ended September 30, 2005 to $1,085,000 for the nine months ended September 30, 2006. This increase in service charges is primarily a result of the growth of the bank and our increase in deposits. Deposits at September 30, 2005 were $254,857,000 compared to $270,011,000 at September 30, 2006. In addition, brokerage commissions increased $71,000, or 56.80%, from $125,000 for the nine months ended September 30, 2005 to $196,000 for the nine months ended September 30, 2006.

For the quarter ended September 30, 2006, noninterest income increased $181,000, or 35.08%, over the same period in 2005. This increase is primarily the result of fee income from residential mortgage loans sold in the secondary market, which increased $110,000, or 152.78%, from $72,000 for the quarter ended September 30, 2005, to $182,000 for the quarter ended September 30, 2006. Also service charge on deposit accounts increased $43,000, or 12.68%, from $339,000 for the quarter ended September 30, 2005 to $382,000 for the quarter ended September 30, 2006. In addition, brokerage commissions increased $15,000, or 60.00%, from $25,000 for the quarter ended September 30, 2005 to $40,000 for the quarter ended September 30, 2006.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 was $7,557,000, which was $934,000, or 14.10% higher than the nine months ended September 30, 2005. The primary reason for this increase was the $748,000 increase in salaries and employee benefits from $3,700,000 for the nine months ended September 30, 2005 to $4,448,000 for the nine months ended September 30, 2006. This increase was largely the result of additional personnel needed in the mortgage lending departments within the bank and also for the additional personnel needed for the upcoming opening of our Carolina Forest branch. Employee benefits also increased by $99,000, or 30.84%, due to an increase in cost of insurance premiums for employees. And, too, marketing and advertising expenses increased by $89,000, or 58.17%, from $153,000 for the nine months ended September 30, 2005 to $242,000 for the nine months ended September 30, 2006. Also, furniture and equipment expenses increased by $62,000, or 8.53%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. In addition, other operating expenses increased by $119,000, or 8.08%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily as the result of an increase in other insurance expenses of $41,000, or 69.31%, in 2006.

For the quarter ended September 30, 2006, noninterest expense increased $347,000, or 15.25%, over the same period in 2005. The largest increase between the quarter ended September 30, 2006 and the quarter ended September 30, 2005 was in salaries and employee benefits, which increased by $271,000, or 21.31%. Marketing expense also increased $73,000, or 152.08%, to $121,000 for the quarter ended September 30, 2006 from $48,000 for the quarter ended September 30, 2005. In addition, other operating expenses increased $42,000 between the two periods ended September 30, 2005 and September 30, 2006 due primarily to an increase in D&O and blanket bond insurance cost of $15,000, or 204.98%.

Income Taxes

The income tax provision for the nine months ended September 30, 2006 was $950,000, as compared to $910,000 for the same period in 2005. The effective tax rates were 31.03% and 34.31% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rates were 34.12% and 34.29% for the quarters ended September 30, 2006 and 2005, respectively.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Net Income

While net interest income increased significantly during the first nine months of 2006 when compared to the same period in 2005, we also had an increase in noninterest expense during these time periods. The combination of the above factors resulted in net income for the nine months ended September 30, 2006 of $2,112,000, as compared to $1,742,000 for the same period in 2005. This represents an increase of $370,000, or 21.24%, over the same period in 2005. Interest and fee income on loans for the nine months ended September 30, 2006 was $14,795,000, which was an increase of $2,520,000, or 20.53%. For the quarter ended September 30, 2006, net income was $618,000, as compared to $638,000 for the quarter ended September 30, 2005. This represents a decrease of $20,000, or 3.13%, from the quarter ended September 30, 2005. Interest and fee income on loans for the quarter ended September 30, 2006 was $5,197,000, which was an increase of $799,000, or 18.17%.

Assets and Liabilities

During the first nine months of 2006, total assets increased $18,029,000, or 5.44%, when compared to December 31, 2005. The primary reason for the increase in assets was due to an increase in net loans of $16,185,000 during the first nine months of 2006. Total deposits increased $15,874,000, or 6.25%, compared to the December 31, 2005 balance of $254,137,000. Within the deposit area, interest-bearing deposits increased $12,521,000, or 5.47%, from the December 31, 2005 balance of $228,719,000 and noninterest-bearing deposits increased $3,353,000, or 13.19%, from the December 31, 2005 balance of $25,418,000. The increase in deposits has allowed us to keep pace with the growth in loans.

Investment Securities

Investment securities available-for-sale increased from $38,233,000 at December 31, 2005 to $50,730,000 at September 30, 2006. This represents an increase of $12,497,000, or 32.69%, from December 31, 2005 to September 30, 2006. We also had nonmarketable equity securities, which totaled $2,948,000 at September 30, 2006, and $2,867,000 at December 31, 2005.

Loans

Net loans increased $16,185,000, or 6.96%, during the nine month period ended September 30, 2006 as compared to the December 31, 2005 balance of $232,509,000. Loan demand in general continued to increase in our market areas in the first nine months of 2006. Growth was especially strong in the Myrtle Beach area. Balances within the major loans receivable categories as of September 30, 2006 and December 31, 2005, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Real estate - construction and land development	$27,788	$18,686
Real estate - mortgage	142,635	133,527
Agricultural	8,918	5,141
Commercial and industrial	52,831	55,909
Consumer	18,811	21,168
Other, net	253	647

	$251,236	$235,078

During the nine months ended September 30, 2006, nonaccrual loans increased from $2,044,000 to $4,350,000. Nonaccrual loans increased primarily as a result of a problem loan to one borrower totaling approximately $1,797,000 being put on non-accrual status while liquidation of collateral is in process. The property, which collateralizes this loan, was scheduled to be sold at foreclosure on October 2, 2006. In addition, real estate which collateralizes non-accrual loans totaling $1,180,000 to another borrower were sold at a price that fully repaid these loans in October 2006. The purchaser of this latter property had deposited $150,000 towards this purchase and the deposit was nonrefundable.

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Loans
Nonaccrual loans	$4,350	$2,044
Accruing loans more than 90 days past due	-	843

Criticized	5,318	5,614

Classified	1,679	1,904

Activity in the allowance for loan losses is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Balance, January 1	$2,569	$2,154
Provision for loan losses for the period	525	500
Net loans charged-off for the period	(552)	(267)

Balance, end of period	$2,542	$2,387

Gross loans outstanding, end of period	$251,236	$227,957

Allowance for loan losses to loans outstanding	1.01%	1.05%

Deposits

At September 30, 2006, total deposits increased by $15,874,000, or 6.25%, from December 31, 2005. The largest increase was in interest bearing deposits, which increased $12,521,000 to $241,240,000 at September 30, 2006. Expressed in percentages, interest-bearing deposits increased 5.47%, and noninterest-bearing deposits decreased 13.19%. The largest increase in interest-bearing deposit accounts was in money market savings accounts, which increased $39,226,000, or 92.36%. This increase is partially due to higher interest rates offered on our money market savings product compared to other interest bearing demand deposit products we offer.

Balances within the major deposit categories are as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Noninterest-bearing demand deposits	$28,771	$25,418
Interest-bearing demand deposits	62,548	84,082
Savings deposits	87,540	48,588
Certificates of deposits	91,152	96,049

	$270,011	$254,137

HCSB FINANCIAL CORPORATION

Item 2.   Management’s Discussion and Analysis or Plan of Operation – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2006:

(Dollars in thousands)
		Quarterly
Date of Advance	Rate	Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.39%	67	March 22, 2011	5,000
January 17, 2002	5.37%	67	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$492		$43,390

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

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $23,321,000 at September 30, 2006, and our investment in Federal Home Loan Bank stock of $2,615,000, which is included in nonmarketable equity securities. We have also pledged our commercial non-industrial loans, which totaled $7,921,000 at September 30, 2006. In addition, we pledged $2,271,000 in home equity line of credit/second mortgage loans, as well as $21,080,000 in available for sale agency securities.

We have also entered into interest rate swap agreements associated with the Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to interest rate swap was $806,000 for the nine months ended September 30, 2006.

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 80.16% at September 30, 2006, and 79.01% at December 31, 2005.

Securities available-for-sale, which totaled $50,730,000 at September 30, 2006, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2006, unused lines of credit totaled $16,500,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of September 30, 2006, our available credit with Federal Home Loan Bank was $26,548,000.

Capital Resources

Total shareholders’ equity increased from $25,303,000 at December 31, 2005 to $27,393,000 at September 30, 2006. The increase of $2,090,000 is primarily attributable to net income of $2,112,000. In addition, there was a charge of $44,000 to retained earnings for cash paid for fractional shares on a 3.0% stock dividend. There was also a decrease of $87,000 relating to the change in the market value on securities available for sale during this period.

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

The following table summarizes our risk-based capital at September 30, 2006:

	Company	Bank

Shareholders’ equity	$27,393	$32,438
Plus: unrealized losses on available-for-sale securities	640	640
Plus: Trust preferred securities	6,000	--

Tier 1 capital	34,033	33,078

Plus: allowance for loan losses (1)	2,542	2,543

Total capital	$36,575	$35,621

Risk-weighted assets	$263,883	$263,825

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.90%	12.54%

Total capital (to risk-weighted assets)	13.86%	13.50%

Tier 1 capital (to total average assets)	9.93%	9.78%

____________
(1)     Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $44,951,000 and standby letters of credit of $989,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

		After One	After Three
		Through	Through
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to
extend credit	$1,507	$5,575	$20,705	$27,787	$17,164	$44,951
Standby letters of credit	191	120	671	982	7	989

Totals	$1,698	$5,695	$21,376	$28,769	$17,171	$45,940

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 14, 2006	By: /s/ James R. Clarkson
James R. Clarkson
President, Chief Executive Officer, and Principal Financial Officer

HCSB FINANCIAL CORPORATION

Exhibit Index

31.1                Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.