Form 10KSB
period 2006-12-31
HCSB FINANCIAL CORP
filed 2007-03-27
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  000-26995

HCSB FINANCIAL CORPORATION

(Name of small business Issuer in its charter)

South Carolina	57-1079444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5201 Broad Street
Loris, South Carolina	29569
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (843) 756-6333

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The issuer’s revenue for its most recent fiscal year was $26,284,000.  As of March 13, 2007, 3,571,306 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 3, 2007 was $24,371,671.  Because there is not an active trading market for the Common Stock, we have used our book value of $7.94 as of February 28, 2007 to calculate our public float.

Transitional Small Business Disclosure Format.  (Check one):  Yes ☐       No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5-7)
Year Ended December 31, 2006

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on April 26, 2007

PART I

Item 1.  Description of Business.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to those described below under “Risk Factors” and the following:

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

General Overview

HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank.  The bank is a state-chartered bank which commenced operations on January 4, 1988.  Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  From our 11 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.

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

Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which made up approximately 57.8% of our loan portfolio at December 31, 2006.  These loans are secured generally by first or second mortgages on residential or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

Commercial Loans.  At December 31, 2006, approximately 21.6% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 7.2% of our loan portfolio at December 31, 2006.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 2.4% of our loan portfolio consisted of agricultural loans at December 31, 2006.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 11.1% of our loan portfolio at December 31, 2006 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

Underwriting Procedures, Collateral, and Risk.  We use our established credit policies and procedures when underwriting each type of loan.  Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

•                  Character — we evaluate whether the borrower has sound character and integrity by examining the borrower’s history.

•                  Capital — we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.

•                  Collateral — we evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.

•                  Capacity — we evaluate the borrower’s ability to service the debt.

•                  Conditions — we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2006, there were 21 financial institutions operating in Horry County, 10 financial institutions operating in Brunswick County and 6 financial institutions operating in Columbus County.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 15, 2007, we had 132 full-time employees and no part-time employees.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

SUPERVISION AND REGULATION

Both HCSB Financial Corporation and Horry County State Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

HCSB Financial Corporation

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•                  banking or managing or controlling banks; and

•                  furnishing services to or performing services for our subsidiaries; and

•                  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                  factoring accounts receivable;

•                  making, acquiring, brokering or servicing loans and usual related activities;

•                  leasing personal or real property;

•                  operating a non-bank depository institution, such as a savings association;

•                  trust company functions;

•                  financial and investment advisory activities;

•                  conducting discount securities brokerage activities;

•                  underwriting and dealing in government obligations and money market instruments;

•                  providing specified management consulting and counseling activities;

•                  performing selected data processing services and support services;

•                  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•                  performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                  the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•                  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “Horry County State Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from  the bank to the Company.  Our ability to pay dividends is subject to regulatory restrictions as described below in “Horry County State Bank — Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

All insured institutions must undergo regular on site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•                  Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•                  Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•                  Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                  Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•                  Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category

(other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2006, the bank was deemed to be “well capitalized.”

FDIC Assessments.   Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law — generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year.  As a result, institutions deemed to pose less risk,  pay lower premiums than those institutions deemed to pose more risk, which  pay more.

FDIRA caps the amount of the DIF at 1.50% of domestic deposits.  The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio.  Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to  issue cash dividends, awarded on a historical basis, for half of the amount of the excess.  Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012.  Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Finance Subsidiaries.  Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Other Regulations.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•                  The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•                  The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the bank also are subject to:

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

Enforcement Powers.  The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested, to search its records for any relationships or transactions with persons on those lists.  If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

Check 21.  The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

•                                          requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                                          requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans, which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The aggregate amount of all loans in excess of the supervisory loans-to-value limits should not exceed 100% of our bank’s capital.  As of December 31, 2006, approximately $7 million of our loans, or 24.6% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 1 loan totaling approximately $158,000 had a loan-to-value ratio of 100% or more.  In addition, within the aggregate limit noted above, total loans for all commercial, agricultural, multifamily or other non 1-4 family residential properties should not exceed 30% of total capital.  At December 31, 2006, loans collateralized by commercial, agricultural, multifamily or other non 1-4 family residential properties that exceeded the supervisory loan to value ratio were $5.5 million, or 19.5% of the bank’s capital.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2006, approximately 68.9% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.  Although we have taken steps to enhance the quality of our loan portfolio, we may not be successful in reducing the number of exceptions.

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

We are in the process of evaluating our internal controls to allow management to report on our internal control for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we presently operate as well as those into which we intend to expand.

To expand our coastal franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in the markets in which we now operate and into which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

Item 2.  Description of Property.

The main office of the bank is located at 5009 Broad Street, Loris, South Carolina 29569.  Our executive offices are located at 5201 Broad Street, Loris, South Carolina  29569.  The bank presently owns ten lots in fee simple on which we have branch banking facilities and one lot with a facility that houses the bank’s executive offices, central deposit operations, central credit operations and computer operations.  In addition, the bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility.  Each of these properties is located within Horry County, South Carolina.

In November 2006, the Company purchased a 5-acre tract of land in the Loris Commerce Center and expects to begin construction of a Operations Center on this site in 2007 in order to accommodate its executive offices and all support service in this new facility.  The Company intends to offer its present Operations Center for sale.

Also in 2006 the Company acquired a lot and 25,710 square foot building thereon at 1300 Second Avenue, Conway, South Carolina as well as the adjacent lots which front on Third Avenue in Conway, South Carolina.  In February 2007 the Company sold an interest in a portion of these properties to TLF

Myrtle Beach Properties, LLC, the real estate ownership partnership for the law firm of Thompson & Henry, P.A. and transferred the remaining ownership interest to the bank subsidiary.   The Company intends to operate a full service branch bank in the first floor of the Second Avenue building and construct a drive-up banking facility on two of the Third Avenue lots.  Thompson & Henry, P.A. will relocate its law offices to the third floor of the Second Avenue building and the Company and law firm intend to lease the second floor to reputable tenants.

Item 3.  Legal Proceedings.

On March 2, 2007, Horry County State Bank was served with a complaint filed by Coastal Financial Corporation d/b/a Coastal Federal Bank in the Court of Common Pleas for Horry County, South Carolina.  Among other things, the complaint alleges that Horry County State Bank contacted Coastal Federal employees and customers with the purpose of influencing them to abandon their relationships with Coastal Federal.  The complaint also alleges, among other things, that Douglas Schaffer resigned from Coastal Federal and accepted a position with Horry County State Bank and that he contacted at least one Coastal Federal customer subsequent to his resignation from Coastal Federal and misappropriated Coastal Federal trade secrets.  The complaint alleges various causes of action.   The complaint seeks an unspecified amount of attorneys fees and damages, including consequential and punitive damages, relating to, among other things, Coastal Federal’s alleged loss of business and lost reputation, loss of customers banking business, loss of profits, loss of opportunities,  loss of employees and alleged unjust enrichment.  The complaint seeks an order that would, among other things, enjoin Horry County State Bank and Mr. Schaffer from soliciting Coastal Federal employees, interfering with Coastal Federal relationships with employees and customers or using alleged Coastal Federal trade secrets.  We intend to vigorously defend this action.

In the ordinary course of operations, we are a party to various legal proceedings.  Except as described above, we are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 7.  Financial Statements.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our chief executive officer and principal financial officer has concluded that our current disclosure controls and procedures are effective as of December 31, 2005.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Additional information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on April 26, 2007.

Item10.  Executive Compensation.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on April 26, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a)) (1)

Equity compensation plans approved by security holders	82,788	$14.94	341,572

Total	82,788	$14.94	341,572

(1)             The HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan authorizes the grant of options and the award of restricted stock from time to time during the term of the plan.  The employees included in the plan include the executive officers of the corporation as well as certain non-executive officer employees.  This column includes 156,681 options and 184,891 shares of restricted stock.

Additional information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on April 26, 2007.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 12, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated herein by reference.

Item 13.  Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*
10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*
10.4	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank.*
13	The Company’s 2006 Annual Report
21	Subsidiaries of Registrant
24	Power of Attorney (contained on signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.

*                                         Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item14.  Principal Accountant Fees and Services.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on April 26, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 15, 2007	By:	/s/ James R. Clarkson
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

By:	/s/ Michael S. Addy	Date: March 15, 2007
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: March 15, 2007
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: March 15, 2007
Clay D. Brittain, III, Director

By:	/s/ Rachel B. Broadhurst	Date: March 15, 2007
Rachel B. Broadhurst, Director

By:	/s/ Russell R. Burgess, Jr.	Date: March 15, 2007
Russell R. Burgess, Jr., Director

By:	/s/ D. Singleton Bailey	Date: March 15, 2007
D. Singleton Bailey, Director

By:	/s/ Franklin C. Blanton	Date: March 15, 2007
Franklin C. Blanton, Director

By:	/s/ William H. Caines	Date: March 15, 2007
William H. Caines, Director

By:	/s/ James R. Clarkson	Date: March 15, 2007
James R. Clarkson, Director, President,
Chief Executive Officer, Principal
Accounting Officer, and Principal Financial Officer

By:	/s/ J. Lavelle Coleman	Date: March 15, 2007
J. Lavelle Coleman, Director

By:	/s/ Larry G. Floyd	Date: March 15, 2007
Larry G. Floyd, Director

By:	/s/ Boyd R. Ford, Jr.	Date: March 15, 2007
Boyd R. Ford, Jr., Director

By:	/s/ Tommie W. Grainger	Date: March 15, 2007
Tommie W. Grainger, Director

By:	/s/ Randy B. Hardee	Date: March 15, 2007
Randy B. Hardee, Director

By:	/s/ Gwyn G. McCutchen	Date: March 15, 2007
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: March 15, 2007
T. Freddie Moore, Director

By:	/s/ Carroll D. Padgett, Jr.	Date: March 15, 2007
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*
10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*
10.4	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank.*
13	The Company’s 2006 Annual Report
21	Subsidiaries of Registrant
24	Power of Attorney (contained on signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.