Form 10QSB
period 2007-03-31
HCSB FINANCIAL CORP
filed 2007-05-15
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 000-26995

HCSB FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

South Carolina	57-1079444
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5201 Broad Street
Loris, South Carolina 29569
(Address of principal executive offices)

(843) 756-6333

(Issuer’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

3,571,306 shares of common stock, $.01 par value, were issued and outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

HCSB FINANCIAL CORPORATION

hcsb financial corpoRATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,438	$9,463
Federal funds sold	22,698	19,238
Total cash and cash equivalents	32,136	28,701

Securities available-for-sale	50,516	50,830
Nonmarketable equity securities	2,926	2,948
Total investment securities	53,442	53,778

Loans held for sale	732	2,233

Loans receivable	274,445	254,567
Less allowance for loan losses	2,892	2,718
Loans, net	271,553	251,849

Premises and equipment, net	14,738	16,139
Accrued interest receivable	2,598	2,880
Other assets	3,769	3,957

Total assets	$378,968	$359,537

Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$28,925	$26,428
Interest-bearing transaction accounts	49,479	53,693
Money market savings accounts	93,147	83,795
Other savings accounts	5,591	5,294
Time deposits $100 and over	59,767	47,369
Other time deposits	60,573	58,572
Total deposits	297,482	275,151

Advances from the Federal Home Loan Bank	43,390	43,390
Notes payable	—	3,478
Junior subordinated debentures	6,186	6,186
Accrued interest payable	646	772
Other liabilities	2,316	2,210
Total liabilities	350,020	331,187

Shareholders’ Equity
Common stock, $.01 par value; 10,000,000 shares authorized, 3,571,306 and 3,569,874 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	36	36
Capital surplus	25,813	25,756
Nonvested restricted stock	(645)	(645)
Retained earnings	4,051	3,626
Accumulated other comprehensive loss	(307)	(423)
Total shareholders’ equity	28,948	28,350

Total liabilities and shareholders’ equity	$378,968	$359,537

See notes to condensed financial statements.

hcsb financial corpoRATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Interest income:
Loans, including fees	$5,554	$4,596
Investment securities:
Taxable	537	410
Tax-exempt	71	63
Nonmarketable equity securities	43	33
Other interest income	210	312
Total	6,415	5,414

Interest expense:
Certificates of deposit $100M and over	721	504
Other deposits	1,875	1,310
Other interest expense	680	625
Total	3,276	2,439

Net interest income	3,139	2,975
Provision for loan losses	230	200

Net interest income after provision for loan losses	2,909	2,775

Noninterest income:
Service charges on deposit accounts	337	337
Credit life insurance commissions	13	16
Gain / (loss) on securities available-for-sale	(101)	—
Gain on sale of mortgage loans	162	87
Other fees and commissions	62	47
Brokerage commissions	81	91
Other operating income	18	24
Total	572	602

Noninterest expenses:
Salaries and employee benefits	1,758	1,429
Net occupancy expense	203	158
Furniture and equipment expense	308	260
Marketing expense	55	78
Other operating expenses	515	548
Total	2,839	2,473

Income before income taxes	642	904

Income tax provision	217	235

Net income	$425	$669

Basic earnings per share	$0.12	$0.19
Diluted earnings per share	$0.12	$0.19

See notes to condensed financial statements.

hcsb financial corpoRATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2007 and 2006

(Unaudited)

						Accumulated
						Other
			Nonvested			Compre-
(Dollars in thousands,	Common Stock		Restricted	Capital	Retained	hensive
except share amounts)	Shares	Amount	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2005	1,788,201	$18	$(703)	$25,685	$865	$(562)	$25,303

Net income for the period					669		669

Other comprehensive loss, net of tax						(98)	(98)

Comprehensive income							571

Payment of fractional shares (related to 3% stock dividend)	(1,246)			(44)			(44)

Stock compensation expense				36			36

Forfeiture of restricted stock	(2,017)		59	(59)			—

Balance, March 31, 2006	1,784,938	$18	$(644)	$25,618	$1,534	$(660)	$25,866

Balance, December 31, 2006	3,569,874	$36	$(645)	$25,756	$3,626	$(423)	$28,350

Net income for the period					425		425

Other comprehensive loss, net of tax						116	116

Comprehensive income							541

Exercise of stock options	1,432			20			20

Stock compensation expense				37			37

Balance, March 31, 2007	3,571,306	$36	$(645)	$25,813	$4,051	$(307)	$28,948

See notes to condensed financial statements.

hcsb financial corpoRATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$425	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	151
Deferred income tax benefit	(140)	—
Provision for loan losses	230	200
Amortization less accretion on investments	13	24
Amortization of deferred loan costs	4	1
Stock compensation expense	37	36
Net loss on sale of securities available-for-sale	101	—
Gain on sale of other real estate owned	—	(26)
(Decrease) increase in interest payable	(126)	67
Decrease in interest receivable	282	14
Decrease (increase) in other assets	259	(403)
Increase in other liabilities	106	429
Net cash provided by operating activities	1,367	1,162

Cash flows from investing activities:
Net increase in loans to customers	(18,437)	(6,504)
Purchases of securities available-for-sale	(11,442)	(9,561)
Maturities of securities available-for-sale	879	1,438
Proceeds from sale of other real estate owned	—	181
Proceeds for sales of premises and equipment	1,518	—
Proceeds from the sales of securities available-for-sale	10,948	—
Purchases of nonmarketable equity securities	22	(81)
Purchases of premises and equipment	(293)	(211)
Net cash used by investing activities	(16,805)	(14,738)

Cash flows from financing activities:
Net increase in demand deposits	7,932	9,910
Net increase in time deposits	14,399	13,936
Net decrease in notes payable	(3,478)	—
Exercise of stock options	20	—
Cash paid in lieu of fractional shares	—	(44)
Net cash provided by financing activities	18,873	23,802

Net increase in cash and cash equivalents	3,435	10,226

Cash and cash equivalents, beginning of period	28,701	39,405

Cash and cash equivalents, end of period	$32,136	$49,631

Cash paid during the period for:
Income taxes	$4	$163
Interest	$3,400	$2,372

See notes to condensed financial statements.

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2006 Annual Report on Form 10-KSB.

In January 2007, the Board of Directors declared a 2 for 1 stock split payable on March 13, 2007, to shareholders of record at January 30, 2007.  As a result of the stock split in the form of a 100% stock dividend, 1,784,937 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2006.  In January 2006, the Board of Directors declared a 3.0% stock dividend payable on March 13, 2006, to shareholders of record on February 10, 2006.  As a result of the dividend, 52,083 shares were issued.  All share and per share amounts have been adjusted to reflect these dividends.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly–held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three Months Ended March 31, 2007
			Per Share
(Dollars in thousands, except share amounts)	Income	Average Shares	Amount
	(Numerator)	(Denominator)
Basic earnings per share
Income available to common shareholders	$425	3,571,169	$0.12
Effect of dilutive securities
Stock options	—	18,063
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$425	3,589,232	$0.12

	Three Months Ended March 31, 2006
			Per Share
(Dollars in thousands, except share amounts)	Income	Average Shares	Amount
	(Numerator)	(Denominator)
Basic earnings per share
Income available to common shareholders	$669	3,478,116	$0.19
Effect of dilutive securities
Stock options	—	18,186
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$669	3,496,302	$0.19

Note 4 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Three Months Ended March 31, 2007
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$286	$(106)	$180

Plus: reclassification adjustment for gains (losses) realized in net income	(101)	37	(64)
Net unrealized gains (losses) on securities	185	(69)	116

Other comprehensive income	$185	$(69)	$116

	Three Months Ended March 31, 2006
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(156)	$58	$(98)

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(156)	58	(98)

Other comprehensive income (loss)	$(156)	$58	$(98)

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Horry County State Bank, during the periods included in the accompanying financial statements.  This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2006 Annual Report on Form 10-KSB.

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

•                  our ability to control costs, expenses and loan delinquency rates;

•                  general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  changes in deposit flows;

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

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion describes our results of operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the quarter ended March 31, 2007, net interest income was $3,139,000, an increase of $164,000, or 5.51%, over the same period in 2006.  Interest income from loans, including fees, was $5,554,000 for the three months ended March 31, 2007, an increase of $958,000, or 20.84% over the three months ended March 31, 2006.  This increase was attributable to the continued growth in our loan portfolio and residential mortgage loan volume as well as to the rising interest rate environment.  Interest income on taxable securities totaled $537,000, an increase of $127,000 over the first quarter of 2006.  This increase was due to a corresponding increase in securities available for sale from the same period in 2006.  Interest expense for the three months ended March 31, 2007 was $3,276,000, compared to $2,439,000 for the same period in 2006, an increase of $837,000, or 34.32%.  Also, due to the increase in interest bearing deposits and increases in interest rates, interest expense on deposits increased $782,000, or 43.11%, during the three month period ended March 31, 2007 as compared to the same period in 2006.  The net interest margin realized on earning assets was 3.76% for the three months ended March 31, 2007, as compared to 3.79% for the three months ended March 31, 2006.  The interest rate spread decreased from 3.46% at March 31, 2006 to 3.37% at March 31, 2007.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended March 31, 2007, the provision charged to expense was $230,000, compared to $200,000 for the three months ended March 31, 2006.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  At March 31, 2007, the allowance for loan losses was $2,892,000, compared to $2,718,000 at December 31, 2006, which represented 1.05% and 1.07% of outstanding loans, respectively.  We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2007 was $572,000, a decrease of $30,000, or 4.98%, over the same period in 2006.  The decrease of $30,000 is largely a result of losses on sales of securities available-for-sale of $101,000 for the three months ended March 31, 2007.  The bank will be able to recoup this loss within the year by the additional interest earned on the securities purchased from the proceeds of the sales, as it will also increase the duration of our securities portfolio.  The decrease is also a result of a reduction of $10,000, or 10.99%, in brokerage commissions from $91,000 for the three months ended March 31, 2006 to $81,000 for the three months ended March 31, 2007.  There were increases experienced in fee income generated from residential loans sold in the secondary market of $75,000, or 86.21%, from $87,000 for the three months ended March 31, 2006 to $162,000 for the three months ended March 31, 2007.  See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $2,839,000, an increase of $366,000, or 14.80%, over the three months ended March 31, 2006.  The primary basis for this rise was the increase in salaries and employee benefits, which increased $329,000 from $1,429,000 for the three months ended March 31, 2006 to $1,758,000 for the three months ended March 31, 2007.  This increase is attributed to continued expansion of our branch network within Horry County and also to obtain additional staffing in our operations and marketing areas.  Furniture and equipment expenses increased $48,000 from $260,000 for the three months ended March 31, 2006 to $308,000 for the same period in 2007.  This increase is attributed to additional depreciation and amortization expenses due to the opening of a new branch location in Carolina Forest in October 2006.  The expansion of the branch network also led to an increase in net occupancy expense of $45,000, or 28.48%, from $158,000 for the three months ending March 31, 2006 to $203,000 for the three months ended March 31, 2007.  Marketing expenses decreased $23,000 from $78,000 for the three months ended March 31, 2006 to $55,000 for the three months ended March 31, 2007.  Also, other operating expenses decreased $33,000, or 6.02%, to $515,000 for the three months ended March 31, 2007 from $548,000 for the same period in 2006.

Income Taxes

The income tax provision for the three months ended March 31, 2007 was $217,000, as compared to $235,000 for the same period in 2006.  The effective tax rates were 33.80% and 26.00% at March 31, 2007 and 2006, respectively.

Net Income

We have experienced growth in net interest income during the first quarter of 2007, which is in part attributable to the continued success of our branch network. Average earning assets increased $20,738,000, or 6.52%, to $338,692,000 for the period ended March 31, 2007 from $317,954,000 for the period ended March 31, 2006.  With the increase in interest rates, the yield on average earnings assets also increased from 6.91% for the period ended March 31, 2006 to 7.68% for the period ended March 31, 2007.  Due to the increase in the volume and cost of funding however, the bank experienced an increase of $837,000, or 34.32%, in interest expense from $2,439,000 for the quarter ending March 31, 2006 to $3,276,000 for the quarter ending March 31, 2007.  Also, due to the expansion of the branch network, the Company experienced an increase of $93,000, or 22.25%, in net occupancy and furniture and fixtures expense from 418,000 for the three months ended March 31, 2006 to $511,000 for the three months ended March 31, 2007.  Also the bank experienced additional salaries and benefits expense of $329,000 for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 due mostly to the employment of additional personnel for branch expansion and additional staffing in the marketing and operations areas.  The combination of these factors resulted in net income for the three months ended March 31, 2007 of $425,000, as compared to $669,000 for the three months ended March 31, 2006.  This represents a decrease of $244,000, or 36.47%.  This resulted in a decrease in earnings per share to $0.12 per share for the quarter ended March 31, 2007 from $0.19 per share for the quarter ended March 31, 2006.

Assets and Liabilities

During the quarter ended March 31, 2007, total assets increased $19,431,000, or 5.40%, when compared to December 31, 2006.  The primary reason for the increase in assets was due to an increase in loans of $19,878,000 during the quarter ended March 31, 2007.  Total deposits increased $22,331,000, or 8.12%, from the December 31, 2006 balance of $275,151,000.  Within the deposit area, interest-bearing deposits increased $19,834,000, or 7.97%, and noninterest-bearing deposits increased $2,497,000, or 9.45%, during the quarter ended March 31, 2007.

Investment Securities

Investment securities available-for-sale decreased from $50,830,000 at December 31, 2006 to $50,516,000 at March 31, 2007.  This represents a decrease of $314,000, or 0.62%, from December 31, 2006 to March 31, 2007.

Loans

Net loans increased $19,704,000, or 7.82%, from December 31, 2006 to March 31, 2007.  Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Real estate - construction and land development	$34,325	$28,124
Real estate - other	156,196	147,156
Agricultural	8,236	6,099
Commercial and industrial	56,518	54,313
Consumer	16,900	18,267
Other, net	2,270	608
	$274,445	$254,567

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

		March 31,	December 31,
(Dollars in thousands)		2007	2006
Loans:	Nonaccrual loans	$677	$760
	Accruing loans more than 90 days past due	—	1,714

Loans identified by the internal review mechanism:
	Criticized	$4,194	$4,316
	Classified	$1,395	$1,323

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Balance, January 1	$2,718	$2,569
Provision for loan losses for the period	230	200
Net loans charged-off for the period	(56)	(113)

Balance, end of period	$2,892	$2,656

Gross loans outstanding, end of period	$274,445	$240,967
Allowance for Loan Losses to loans outstanding	1.05%	1.10%

Deposits

As of March 31, 2007 total deposits had increased by $22,331,000, or 8.12%, from December 31, 2006.  The largest increase was in time deposits, which increased $14,399,000 to $120,340,000 at March 31, 2007. Expressed in percentages, noninterest-bearing deposits increased 9.45% and interest-bearing deposits increased 7.97%.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Noninterest-bearing demand deposits	$28,925	$26,428
Interest-bearing demand deposits	49,479	53,693
Savings and money market deposits	98,738	89,089
Certificates of deposit	120,340	105,941
	$297,482	$275,151

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2007:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.35%	67	March 22, 2011	5,000
January 17, 2002	5.36%	67	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	August 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000
		$492		$43,390

Interest is payable quarterly except for the advances dated March 11, 2003 of $5,000,000 and December 8, 2004 of $1,700,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating. Also on these dates, the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2007, $6,700,000 were fixed rate credits; $17,090,000 were convertible advances; and $19,600,000 were adjustable rate credits.

As collateral for the advances, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $20,553,000 at March 31, 2007, as well as our commercial nonindustrial loans totaling approximately $3,637,000 at March 31, 2007.  We have also pledged our portfolio of home equity lines of credit aggregating approximately $1,185,000, our investment in Federal Home Loan Bank stock of $2,592,000, which is included in nonmarketable equity securities and $23,512,000 of our securities portfolio.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized loss related to the rate swap was $701,000 at March 31, 2007.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 79.08% at March 31, 2007 and 77.56% at December 31, 2006.

Unpledged securities available-for-sale, which totaled $7,691,000 at March 31, 2007, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At March 31, 2007, unused lines of credit totaled $16,500,000.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2007, we had issued commitments to extend credit of $39,455,000 and standby letters of credit of $1,253,000 through various types of commercial lending arrangements.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$1,025	$1,561	$24,038	$26,624	$12,831	$39,455
Standby letters of credit	86	745	390	1,221	32	1,253

Totals	$1,111	$2,306	$24,428	$27,845	$12,863	$40,708

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Also in 2006 the Company acquired a lot and 25,710 square foot building thereon at 1300 Second Avenue, Conway, South Carolina as well as the adjacent lots which front on Third Avenue in Conway, South Carolina.  In February 2007, the Company sold an interest in a portion of these properties to TLF Properties, LLC, the real estate ownership partnership for the law firm of Thompson & Henry, P.A.  The Company intends to operate a full service branch bank in the first floor of the Second Avenue building and construct a drive-up banking facility on two of the Third Avenue lots.  Thompson & Henry, P.A. will relocate its Conway law offices to the third floor of the Second Avenue building and the Company and law firm intend to lease the second floor to reputable tenants.

Also the Company received approval from the State Board of Financial Institutions to continue its branch expansion in the North Myrtle Beach and Myrtle Beach areas with the addition of two new branches.  We will open a half day servicing branch for the residents of Covenant Towers in the Myrtle Beach area.  We will also open a new store-front branch at the Gator Hole Plaza in the Ocean Drive area of North Myrtle Beach.  These branches will be operational in the second quarter.

Capital Resources

Total shareholders’ equity increased from $28,350,000 at December 31, 2006 to $28,948,000 at March 31, 2007. The increase of $598,000 is primarily attributable to net income of $425,000 for the period.  Equity was positively affected by the $116,000 increase relating to the change in fair market value on securities available-for-sale.  In January 2007, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on February 13, 2007 to shareholders of record on January 30, 2007.  The financial statements at December 31, 2006 were adjusted to reflect this transaction.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.  At March 31, 2007, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at March 31, 2007 for the Company and the Bank:

(Dollars in thousands)	Company	Bank
Shareholders’ equity	$28,948	$34,121
Plus: unrealized losses on securities available-for-sale	307	307
Plus: qualifying trust preferred securities	6,000	—
Tier 1 capital	35,255	34,428

Plus: allowance for loan losses (1)	2,892	2,892
Total capital	$38,147	$37,320

Risk-weighted assets	$289,028	$290,047

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.20%	12.87%
Total capital (to risk-weighted assets)	12.20%	11.87%
Tier 1 capital (to total average assets)	9.61%	9.41%

(1) limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION
(Registrant)

Date:	May 14, 2007	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date:	May 14, 2007	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.