Form 10QSB
period 2007-06-30
HCSB FINANCIAL CORP
filed 2007-08-14
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File Number 000-26995

HCSB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

5201 Broad Street
Loris, South Carolina 29569
(Address of principal executive
offices, including zip code)

(843) 756-6333

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

3,571,306 shares of common stock, $.01 par value, were issued and outstanding as of July 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$13,071	$9,463
Federal funds sold	13,177	19,238

Total cash and cash equivalents	26,248	28,701

Investment securities:
Securities available-for-sale	48,096	50,830
Nonmarketable equity securities	2,926	2,948

Total investment securities	51,022	53,778

Loans held for sale	125	2,233

Loans receivable	300,728	254,567
Less allowance for loan losses	3,089	2,718

Loans, net	297,639	251,849

Premises, furniture, and equipment, net	14,926	16,139
Accrued interest receivable	3,001	2,880
Other assets	4,212	3,957

Total assets	$397,173	$359,537

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,339	$26,428
Interest-bearing transaction accounts	49,534	53,693
Money market savings accounts	109,620	83,795
Other savings accounts	5,460	5,294
Time deposits $100,000 and over	54,757	47,369
Other time deposits	63,156	58,572

Total deposits	315,866	275,151

Advances from the Federal Home Loan Bank	43,390	43,390
Notes payable	—	3,478
Junior subordinated debentures	6,186	6,186
Accrued interest payable	674	772
Other liabilities	2,179	2,210

Total liabilities	368,295	331,187

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,571,306 and 3,569,874 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	36	36
Capital surplus	25,850	25,756
Nonvested restricted stock	(645)	(645)
Retained earnings	4,559	3,626
Accumulated other comprehensive income (loss)	(922)	(423)

Total shareholders’ equity	28,878	28,350

Total liabilities and shareholders’ equity	$397,173	$359,537

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest income
Loans, including fees	$11,626	$9,598	$6,072	$5,002
Investment securities:
Taxable	1,091	871	554	461
Tax-exempt	142	132	71	69
Nonmarketable equity securities	85	72	42	39
Other interest income	413	613	203	301

Total	13,357	11,286	6,942	5,872

Interest expense
Certificates of deposit $100,000 & over	1,344	1,021	623	517
Other deposits	4,021	2,856	2,146	1,546
Advances from the Federal Home Loan Bank	1,110	1,058	557	540
Other interest expense	248	221	121	114

Total	6,723	5,156	3,447	2,717

Net interest income	6,634	6,130	3,495	3,155
Provision for loan losses	450	340	220	140

Net interest income after provision for loan losses	6,184	5,790	3,275	3,015

Other income
Service charges on deposit accounts	673	703	336	366
Credit life insurance commission	28	23	15	7
Gain on sale of mortgage loans	344	218	182	131
Other fees and commissions	138	115	76	68
Brokerage commission	158	156	77	65
Loss on sale of securities	(101)	—	—	—
Other operating income	34	54	16	30

Total	1,274	1,269	702	667

Other expense
Salaries and employee benefits	3,622	2,905	1,864	1,476
Occupancy expense	422	323	219	165
Advertising and marketing expense	145	121	90	43
Furniture and equipment expense	634	510	326	250
Loss on sale of assets	10	—	10	—
Other operating expenses	1,213	1,076	698	528

Total	6,046	4,935	3,207	2,462

Income before income taxes	1,412	2,124	770	1,220
Income tax expense	479	630	262	395

Net income	$933	$1,494	$508	$825

Basic net income per share	$0.26	$0.43	$0.14	$0.24

Diluted net income per share	$0.26	$0.43	$0.14	$0.24

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Six months ended June 30, 2007 and 2006

(Unaudited)

						Accumulated
					Nonvested	Other
(Dollars in thousands,)	Common Stock		Capital	Retained	Restricted	Comprehensive
except shares)	Shares	Amount	Surplus	Earnings	Stock	Income	Total
Balance, December 31, 2005	3,576,402	$36	$25,685	$865	$(703)	$(562)	$25,303

Net income for the period				1,494			1,494

Other comprehensive loss, net of tax						(553)	(553)

Comprehensive income							941

Payment of fractional shares (related to 3% stock dividend)	(2,492)		(44)				(44)

Stock compensation expense			73				73

Forfeiture of restricted stock	(4,034)		(59)		59		—

Balance, June 30, 2006	3,569,876	$36	$25,655	$2,359	$(644)	$(1,115)	$26,273

Balance, December 31, 2006	3,569,874	36	25,756	3,626	(645)	(423)	28,350

Net income for the period				933			933

Other comprehensive loss, net of tax						(499)	(499)

Comprehensive income							434

Exercise of stock options	1,432		20				20

Stock compensation expense			74				74

Balance, June 30, 2007	3,571,306	$36	$25,850	$4,559	$(645)	$(922)	$28,878

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$933	$1,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357	304
Provision for loan losses	450	340
Amortization less accretion on investments	23	49
Amortization of deferred loan costs	4	3
Loss on sale of securities available-for-sale	101	—
Loss on sale of premises and equipment	—	(20)
Loss on sale of other real estate	10	(38)
(Increase) decrease in interest receivable	(121)	(173)
Increase (decrease) in interest payable	(98)	15
(Increase) decrease in other assets	(57)	(452)
Stock compensation expense	74	73
Increase (decrease) in other liabilities	(31)	426

Net cash provided by operating activities	1,645	2,021

Cash flows from investing activities:
Net increase in loans to customers	(44,136)	(17,806)
Purchases of securities available-for-sale	(11,442)	(11,603)
Maturities of securities available-for-sale	2,313	2,927
Proceeds from sales of securities available-for-sale	10,947	—
Sale of nonmarketable equity securities	22	(81)
Purchases of premises and equipment	(662)	(545)
Proceeds from disposals of premises and equipment	1,518	20
Proceeds from sale of other real estate	85	585

Net cash used by investing activities	(41,355)	(26,503)

Cash flows from financing activities:
Net increase in demand deposits	40,715	14,141
Decrease in notes payable	(3,478)	—
Exercise of stock options	20	—
Cash paid in lieu of fractional shares	—	(44)

Net cash provided by financing activities	37,257	14,097

Net increase (decrease) in cash and cash equivalents	(2,453)	(10,385)

Cash and cash equivalents, beginning of period	28,701	39,405

Cash and cash equivalents, end of period	$26,248	$29,020

Cash paid during the period for:
Income taxes	$689	$866

Interest	$6,821	$5,141

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2007 and for the interim periods ended  June  30, 2007 and 2006 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2006 Annual Report on Form 10-KSB.

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

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of Statement 157 to materially impact the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”.  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument–by–instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative–effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06–4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements”. EITF No. 06–4 addresses employer accounting for endorsement split–dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967”. EITF 06–4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative–effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The company is currently analyzing the effects of EITF No. 06–4 on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06–5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85–4, Accounting for Purchases of Life Insurance.” EITF No. 06–5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06–5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual–life by individual–life policy (or certificate by certificate in a group policy).  EITF No. 06–5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06–5 will have a material impact on the Company’s consolidated financial statements management is currently analyzing the impact of adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Earnings Per share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$933	3,571,238	$0.26

Effect of dilutive securities
Stock options	—	28,264
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$933	3,599,502	$0.26

	Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,494	3,501,100	$0.43

Effect of dilutive securities
Stock options	—	11,256
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,494	3,512,356	$0.43

	Three Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$508	3,571,238	$0.14

Effect of dilutive securities
Stock options	—	45,469
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$508	3,616,707	$0.14

	Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$825	3,501,100	$0.24

Effect of dilutive securities
Stock options	—	11,256
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$825	3,512,354	$0.24

Note 4 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2007 and 2006 and for the three months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(691)	$256	$(435)

Plus: reclassification adjustment for gains (losses) realized in net income	(101)	37	(64)

Net unrealized gains (losses) on securities	(792)	293	(499)

Other comprehensive income	$(792)	$293	$(499)

	Six Months Ended June 30, 2006
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(878)	$325	$(553)

Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	(878)	325	(553)

Other comprehensive income	$(878)	$325	$(553)

	Three Months Ended June 30, 2007
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(977)	$362	$(615)

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	(977)	362	(615)

Other comprehensive income	$(977)	$362	$(615)

	Three Months Ended June 30, 2006
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(722)	$267	$(455)

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	(722)	267	(455)

Other comprehensive income	$(722)	$267	$(455)

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2006 Annual Report on Form 10-KSB under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:

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

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion describes our results of operations for the quarter and six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006 and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2007, net interest income was $6,634,000, an increase of $504,000, or 8.22%, over the same period in 2006.  Interest income from loans, including fees, was $11,626,000, an increase of $2,028,000, or 21.13%, from the six months ended June 30, 2006 as demand for loans in our marketplace continued to grow.  Interest income on taxable securities totaled $1,091,000 for the six months ended June 30, 2007, an increase of $220,000, over the same period in 2006.  This increase resulted from our replacement of several securities with higher yielding securities.  Interest expense for the six months ended June 30, 2007 increased $1,567,000, or 30.39%, to $6,723,000 as compared to $5,156,000 for the same period in 2006.  Interest on deposits increased $1,488,000, or 38.38%, to $5,365,000 for the period ended June 30, 2007 as compared to $3,877,000 for the comparable period in 2006.  The net interest margin realized on earning assets was 3.72% for the six months ended June 30, 2007, as compared to 3.89% for the six months ended June 30, 2006.  The interest rate spread was 3.43% for the six months ended June 30, 2007, compared to 3.58% for the six months ended June 30, 2006.

Net interest income increased from $3,155,000 for the quarter ended June 30, 2006 to $3,495,000 for the quarter ended June 30, 2007.  This represents an increase of $340,000, or 10.78%.  Interest income from loans, including fees, increased to $6,072,000 for the quarter ended June 30, 2007 from $5,002,000 for the quarter ended June 30, 2006.  Interest expense increased $730,000, or 26.87%, to $3,447,000 for the three months ended June 30, 2007, compared to $2,717,000 for the three months ended June 30, 2006.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  For the six months ended June 30, 2007, the provision charged to expense was $450,000, compared to $340,000 for the six months ended June 30, 2006.  For the quarter ended June 30, 2007, the provision charged to expense was $220,000, as compared to $140,000 during the same quarter in 2006.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

We earned $1,274,000 in noninterest income during the six months ended June 30, 2007, an increase of $5,000, or 0.39%, from the comparable period in 2006.  The increase is primarily a result of fee income from residential mortgage loans sold in the secondary market of $344,000 for the six months ended June 30, 2007 as compared to $218,000 for the same period in 2006, an increase of $126,000, or 57.80%.  The increase is also a result of an increase of $23,000, or 20.00%, in other fees and commissions from $115,000 for the six months ended June 30, 2006 to $138,000 for the six months ended June 30, 2007.  We incurred a loss from the sale of several securities available-for-sale of $101,000 for the six months ended June 30, 2007, which resulted in a decrease to our noninterest income.  We also experienced decreases in service charges on deposit accounts of $30,000, or 4.27%, from $703,000 for the six months ended June 30, 2006 to $673,000 for the six months ended June 30, 2007.

For the quarter ended June 30, 2007, noninterest income increased $35,000, or 5.25%, over the same period in 2006.  This increase is primarily a result of fee income from residential mortgage loans sold in the secondary market of $182,000 for the three months ended June 30, 2007 as compared to $131,000 for the three months ended June 30, 2006.  The increase is also a result of an increase in brokerage commissions of $12,000, or 18.46%, from $65,000 for the three months ended June 30, 2006 to $77,000 for the three months ended June 30, 2007.  Service charges on deposit accounts also decreased $30,000, or 8.20%, from $366,000 for the three months ended June 30, 2006 to $336,000 for the three months ended June 30, 2007.  There were decreases in other income of $14,000, or 46.67%, from $30,000 for the three months ended June 30, 2006 to $16,000 for the three months ended June 30, 2007.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 was $6,046,000, an increase of $1,111,000, or 22.51%, from the comparable period in 2006, primarily attributable to the increase in salaries and employee benefits, of $717,000, or 24.68%, over the six months ended June 30, 2006.  The increase in salaries and employee benefits is a result of additional personnel needed as the bank continued its branch expansion within Horry County with the opening of two new branches in the second quarter of 2007 and the anticipated opening of a new branch location in the Conway market in the fourth quarter of this year.  Employee benefits increased by $60,000, or 34.19%, due to an increase in cost of insurance premiums for employees as well as the increase in the number of employees.  Also, furniture and equipment expense increased $124,000, or 24.31%, from $510,000 for the six months ended June 30, 2006 to $634,000 for the six months ended June 30, 2007.  In addition, net occupancy increased $99,000, or 30.65%, from $323,000 for the six months ended June 30, 2006 to $422,000 for the six months ended June 30, 2007.  Also, other operating expenses increased $137,000, or 12.73%, from $1,076,000 for the six months ended June 30, 2006 to $1,213,000 for the six months ended June 30, 2007.

For the quarter ended June 30, 2007, we incurred $3,207,000 in noninterest expense, an increase of $745,000, or 30.26%, over the same period in 2006.  Salaries and employee benefits increased the most between the quarter ended June 30, 2006 and the quarter ended June 30, 2007 by $388,000, or 26.29%, to $1,864,000.  This increase in salaries and employee benefits is largely due to additional personnel needed for our branch expansion.  Other operating expense increased $170,000, or 32.20%, from $528,000 for the quarter ended June 30, 2006 to $698,000 for the quarter ended June 30, 2007 as a result of the growth of the bank.  In addition, furniture and equipment expense increased $76,000, or 30.40%, from $250,000 for the three months ended June 30, 2006 to $326,000 for the three months ended June 30, 2007 due to our continued branch expansion.  Also marketing and advertising expense increased $47,000, or 109.30%, to $90,000 for the three months ended June 30, 2007 due to the bank’s increased marketing efforts promoting our new branches.  Also, net occupancy expense increased $54,000, or 32.73%, to $219,000 for the three months ended June 30, 2007 due to our continued branch expansion and increased insurance cost.

Income Taxes

The income tax provision for the six months ended June 30, 2007 was $479,000, as compared to $630,000 for the same period in 2006.  The effective tax rates were 33.92% and 29.66% at June 30, 2007 and 2006, respectively.  The effective tax rates were 34.03% and 32.38% for the quarters ended June 30, 2007 and 2006, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2007 of $933,000, as compared to $1,494,000 for the same period in 2006.  This represents a decrease of $561,000, or 37.55%, over the same period in 2006.  For the quarter ended June 30, 2007, net income was $508,000, as compared to $825,000 for the quarter ended June 30, 2006.  This represents a decrease of $317,000, or 38.42%, from the quarter ended June 30, 2006.  During the first quarter of 2007, the board of directors and management made the decision to utilize the opportunity to hire several experienced lenders and other personnel who were seeking to change employment from Coastal Federal Bank as a result of that bank’s decision to be merged into BB&T.  This resulted in our opening a new branch office in the Ocean Drive Beach section of North Myrtle Beach in the second quarter of 2007.  In addition to the employees needed to operate this branch, we also hired additional persons to fill growing needs in our support services areas in our operations center.  In addition, we hired several experienced bankers for our offices in other exciting markets as well as one banker who was made a part of our executive management team.  As a result of our hiring additional personnel and opening new branches, net income for the first six months of 2007 declined from that of the same period in 2006.  However, we believe that in making these additions we have sacrificed short term earnings for long term growth in both assets and earnings.

Assets and Liabilities

During the first six months of 2007, total assets increased $37,636,000, or 10.47%, when compared to December 31, 2006.  The primary reason for the increase in assets was an increase in net loans of $45,790,000 during the first six months of 2007.  It is typical for us to have an increase in loans, especially in the area of agricultural loans, during this time of the year.  Securities available-for-sale decreased $2,734,000, or 5.38%, from December 31,2006 to June 30, 2007.  Federal funds sold decreased $6,061,000, or 31.51%, as a result of the growth in our loan portfolio.  Total deposits increased $40,715,000, or 14.80%, from the December 31, 2006 amount of $275,151,000 to $315,866,000.  Within the deposit area, interest-bearing deposits increased $33,804,000, or 13.59%, and noninterest-bearing deposits increased $6,911,000, or 26.15%, during the first six months of 2007.  The increase in deposits has helped us to partially fund the growth in our loan portfolio.  Our additional presence in the North Myrtle Beach and Myrtle Beach markets have been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale decreased from $50,830,000 at December 31, 2006 to $48,096,000 at June 30, 2007.  This represents a decrease of $2,734,000, or 5.38%, from December 31, 2006 to June 30, 2007.  Securities available-for-sale decreased due to cash flows from the growth in deposits being invested in our loan portfolio, which has experienced significant growth due to our increased presence in the Myrtle Beach and North Myrtle Beach markets.

Loans

Net loans increased $45,790,000, or 18.18%, to $297,639,000 during the six month period ended June 30, 2007.  Loan demand in general continued to increase in our market areas in the first half of 2007.  As expected during this time of year, agricultural loans increased $4,851,000, or 79.54%, from December 31, 2006.  Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Real estate - construction and land development	$38,459	$28,124
Real estate - other	169,673	147,156
Agricultural	10,950	6,099
Commercial and industrial	61,210	54,313
Consumer	16,979	18,267
Other, net	3,457	608

	$300,728	$254,567

During the six months ended June 30, 2007, nonaccrual loans decreased from $760,000 at December 31, 2006 to $583,000.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

		June 30,	December 31,
(Dollars in thousands)		2007	2006

Loans:	Nonaccrual loans	$583	$760

	Accruing loans more than 90 days past due	—	1,714

Loans identified by the internal review mechanism:

	Criticized	3,866	4,316

	Classified	1,442	1,323

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Balance, January 1	$2,718	$2,569
Provision for loan losses for the period	450	340
Net loans charged off for the period	(79)	(120)

Balance, end of period	$3,089	$2,789

Gross loans outstanding, end of period	$300,728	$251,811

Allowance for Loan Losses to loans outstanding	1.03%	1.11%

Deposits

At June 30, 2007, total deposits had increased by $40,715,000, or 14.80%, from December 31, 2006.  Noninterest bearing deposits increased $6,911,000 and interest-bearing deposits increased $33,804,000.  Expressed in percentages, noninterest-bearing deposits increased 26.15% and interest-bearing deposits increased 13.59%.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Noninterest-bearing demand deposits	$33,339	$26,428
Interest-bearing demand deposits	49,534	53,693
Savings and money market deposits	115,080	89,089
Certificates of deposits	117,913	105,941

	$315,866	$275,151

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2007:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 1, 2010	4,600
March 19, 2001	5.36%	67	March 22, 2011	5,000
January 17, 2002	5.36%	67	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
September 5, 2002	3.56%	19	September 4, 2012	2,090
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000

		$492		$43,390

Interest is payable quarterly except for the advances dated March 11, 2003 of $5,000,000 and December 8, 2004 of $1,700,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating.  Also on these dates the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of June 30, 2007, $6,700,000 were fixed rate credits; $17,090,000 were convertible advances; and $19,600,000 were adjustable rate credits.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $21,051,000 at June 30, 2007 and our commercial nonindustrial loans, which totaled $4,358,000 at June 30, 2007.  We have also pledged our investment in Federal Home Loan Bank stock of $2,592,000, which is included in nonmarketable equity securities.  In addition, we pledged $3,350,000 in HELOC/second mortgage loans, as well as $21,811,000 in available-for-sale agency securities.

We have also entered into interest rate swap agreements associated with Federal Home Loan Bank advances.  The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized loss related to the rate swap was $758,000 at June 30, 2007.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 82.29% at June 30, 2007 and 77.56% at December 31, 2006.

Unpledged securities available-for-sale, which totaled $8,624,000 at June 30, 2007, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2007, unused lines of credit totaled $16,500,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of June 30, 2007, our available credit with Federal Home Loan Bank was $4,429,000.

Capital Resources

Total shareholders’ equity increased from $28,350,000 at December 31, 2006 to $28,878,000 at June 30, 2007.  The increase of $528,000 is primarily attributable to net income for the period of June 30, 2007 of $933,000.  The unrealized loss related to the change in fair market value on available-for-sale securities of $499,000 had an overall negative effect on shareholders’ equity.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and standby letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Tier 2 capital to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes our risk-based capital at June 30, 2007:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$28,878	$34,110
Plus: qualifying trust preferred securities	6,000	—

Less: unrealized gains on available-for-sale securities	922	922

Tier 1 capital	35,800	35,032

Plus: allowance for loan losses (1)	3,089	3,089

Total capital	$38,889	$38,121

Net risk-weighted assets	312,690	312,312

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	11.45%	11.22%
Total capital (to net risk-weighted assets)	12.44%	12.21%
Tier 1 capital (to total average assets)	9.56%	9.18%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2007, we had issued commitments to extend credit of $49,278,000 and standby letters of credit of $548,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$2,992	$3,706	$24,458	$31,156	$18,122	$49,278
Standby letters of credit	64	12	389	465	83	548

Total	$3,056	$3,718	$24,847	$31,621	$18,205	$49,826

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our 2006 Annual Report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The complaint filed by Coastal Financial Corporation d/b/a Coastal Federal Bank in the Court of Common Pleas for Horry County, South Carolina on March 2, 2007 against Horry County State Bank was dismissed without prejudice on July 25, 2007.

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 26, 2007.  The only matter presented to our shareholders for consideration was the election of four nominees to serve as Class II directors for a three-year term until the 2010 Annual Meeting of Shareholders.  The following chart details the number of votes cast for, the number of votes against or withheld, and the number of votes abstained, for each nominee listed below.

Nominees	For	Against or Withheld	Abstained
James R. Clarkson	2,291,569	9,260	—
J. Lavelle Coleman	2,292,823	8,006	—
Boyd R. Ford, Jr.	2,289,985	10,844	—
Randy B. Hardee	2,292,651	8,178	—

The other directors that continued in office after the meeting are as follows:

Class I	Class III
Michael S. Addy	Johnny C. Allen
D. Singleton Bailey	Clay D. Brittain, III
Franklin C. Blanton	Russell R. Burgess, Jr.
Rachel B. Broadhurst	Larry G. Floyd
T. Freddie Moore	Tommie W. Grainger
Carroll D. Padgett, Jr.	Gwyn G. McCutchen, D.D.S.

Item 5. Other Information

William H. Caines, former director, retired from our board of directors at our Annual Meeting of Shareholders on April 26, 2007 as a result of him attaining the age of 70 in accordance with our bylaws.

Item 6. Exhibits

31.1                           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Principal Financial Officer

32                                    Section 1350 Certifications.

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	By:	/s/ James R. Clarkson
James R. Clarkson
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ James R. Clarkson
James R. Clarkson
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.