Form 10QSB
period 2007-09-30
HCSB FINANCIAL CORP
filed 2007-11-13
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)	FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
________________________________________________

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

                         Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

3,571,306 shares of common stock, $0.01 par value, were issued and outstanding as of October 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

hcsb financial corpoRATION

Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income - Nine months ended September 30, 2007 and 2006 and three months ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Nine months ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis or Plan of Operation	12-18

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

	September 30, 2007	December 31 2006
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,612	$9,463
Federal funds sold	-	19,238
Total cash and cash equivalents	11,612	28,701
Investment securities:
Securities available-for-sale	51.328	50.830
Nonmarketable equity securities	3,102	2,948
Total investment securities	54,430	53,778
Loans held for sale	377	2,233
Loans receivable	325,511	254,567
Less allowance for loan losses	3,323	2,718
Loans, net	322,188	251,849
Premises, furniture, and equipment, net	15,412	16,139
Accrued interest receivable	3,533	2,880
Other assets	3,678	3,957
Total assets	$411,230	$359,537

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$34,483	$26,428
Interest-bearing transaction accounts	46,091	53,693
Money market savings accounts	112,043	83,795
Other savings accounts	5,487	5,294
Time deposits $100,000 and over	56,090	47,369
Other time deposits	62,748	58,572
Total deposits	316,942	275,151
Fed Funds Purchased	2,869	-
Repurchase Agreements	5,000	-
Advances from the Federal Home Loan Bank	47,300	43,390
Notes payable	-	3,478
Junior subordinated debentures	6,186	6,186
Accrued interest payable	651	772
Other liabilities	2,333	2,210
Total liabilities	381,281	331,187

Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
3,571,306 and 3,569,874 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	36	36
Capital surplus	25,887	25,756
Nonvested restricted stock	(645)
Retained earnings	5,146	3,626
Accumulated other comprehensive income (loss)	(475)	(423)
Total shareholders' equity	29,949	28,350
Total liabilities and shareholders' equity	$411,230	$359,537

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30
(Dollars in thousands)	2007	2006	2007	2006
Interest income
Loans, including fees	$18,322	$14,795	$6,696	$5,197
Investment securities:
Taxable	1,648	1,338	557	467
Tax-exempt	214	203	72	71
Nonmarketable equity securities	129	113	44	41
Federal funds sold	545	752	132	139
Total	20,858	17,201	7,501	5,915
Interest expense
Deposit accounts	8,350	6,056	2,985	2,179
Advances from the Federal Home Loan Bank	1,691	1,624	581	566
Other interest expense	398	343	150	122
Total	10,439	8,023	3,716	2,867
Net interest income	10,419	9,178	3,785	3,048
Provision for loan losses	720	525	270	185
Net interest income after provision	9,699	8,653	3,515	2,863
for loan losses
Other income
Service charges on deposit accounts	1,042	1,085	369	382
Credit life insurance commissions	41	37	13	14
Brokerage commissions	276	196	118	40
Gain on sale of mortgage loans	515	400	171	182
Loss on sale of securities	(101)	-	-	-
Other fees and commissions	204	164	66	49
Other income	60	84	26	30
Total	2,037	1,966	763	697
Other expense
Salaries and employee benefits	5,635	4,448	2,013	1,543
Occupancy expense	654	487	232	164
Advertising and marketing expense	287	242	142	121
Furniture and equipment expense	969	789	335	279
Gain (loss) on sale of other real estate	11	(38)	1	-
Other operating expenses	1,877	1,629	664	515
Total	9,433	7,557	3,387	2,622
Income before income taxes	2,303	3,062	891	938
Income tax expense	783	950	304	320
Net income	$1,520	$2,112	$587	$618

Basic net income per share	$0.43	$0.60	$0.16	$0.18
Diluted net income per share	$0.42	$0.60	$0.16	$0.18

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the nine months ended September 30, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock Share Amount		Capital Surplus	Retained Earnings	Restricted Stock	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2005	1,788,201	$18	$25,685	$865	$(703)	$(562)	$25,303	7
Net income for the period				2,112			2,112
Other comprehensive loss, net of tax						(87)	(87)
Comprehensive income							2,025
Payment of fractional shares (related to 3% stock dividend)	(1,246)		(44)				(44)
Stock compensation expense			110				110
Forfeiture of restricted stock	(2,017)		(59)		59		-
Balance, S eptember 30, 2006	1,784,938	$18	$25,692	$2,877	$(644)	$(649)	$27,394
Balance, December 31, 2006	3,569,874	$36	$25,756	$3,626	$(645)	$(423)	$28,350
Net income for the period				1,520			1,520
Other comprehensive loss, net of tax						(52)	(52)
Comprehensive income							1,468
Exercise of stock options	1,432		20				20
Stock compensation expense			111				111

Balance, September 30, 2007	3,571,306	$36	$25,887	$5,146	$(645)	$(475)	$29,949

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$1,520	$2,112
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	541	463
Provision for loan losses	720	525
Amortization less accretion on investments	29	69
Amortization of deferred loan costs	7	6
Stock compensation expense	111	110
Loss on sale of securities available-for-sale	101	-
Gain on sale of premises and equipment	-	(20)
(Gain) loss on sale of other real estate owned	11	(38)
Increase in deferred tax	(191)	(131)
Increase in interest receivable	(653)	(485)
Increase (decrease) in interest payable	(121)	33
(Increase) decrease in other assets	416	(210)
Increase in other liabilities	123	32
Net cash provided by operating activities	2,614	2,466

Cash flows from investing activities:
Net increase in loans to customers	(69,222)	(18,198)
Purchases of securities available-for-sale	(14,775)	(16,578)
Maturities of securities available-for-sale	3,118	3,873
Proceeds from sales of securities available-for-sale	10,947	-
Purchases of nonmarketable equity securities	(154)	(81)
Purchases of premises and equipment	(1,332)	(1,184)
Proceeds from disposals of premises and equipment	1,518	20
Proceeds from sale of other real estate	85	585
Net cash used by investing activities	(69,815)	(31,563)

Cash flows from financing activities:
Net increase in deposits	41,791	15,874
Decrease in Notes Payable	(3,478)	-
Increase in Federal Funds Purchased	2,869	-
Increase in FHLB borrowings	3,910	-
Increase in Repurchase Agreements	5,000	-
Proceeds from exercise of stock options	20	-
Cash paid in lieu of fractional shares	-	(44)
Net cash provided by financing activities	50,112	15,830

Net decrease in cash and cash equivalents	(17,089)	(13,267)

Cash and cash equivalents, beginning of period	28,701	39,405

Cash and cash equivalents, end of period	$11,612	$26,138

Cash paid during the period for:
Income taxes	$768	$1,453
Interest	$10,560	$7,989

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2006 Annual Report on Form 10-KSB.

In January 2007, the Board of Directors declared a 2 for 1 stock split payable on March 13, 2007, to shareholders of record at January 30, 2007. As a result of the stock split in the form of a 100% stock dividend, 1,784,937 shares were issued. The Company recorded this dividend in shareholders' equity for the year ended December 31, 2006. In January 2006, the Board of Directors declared a 3.0% stock dividend payable on March 13, 2006, to shareholders of record on February 10, 2006. As a result of the dividend, 52,083 shares were issued. All share and per share amounts have been adjusted to reflect these dividends.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115”. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Recently Issued Accounting Pronouncement (continued)

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently analyzing the effects of EITF No. 06-4 on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. Although, the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company's consolidated financial statements management is currently analyzing the impact of adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2007 and 2006 and for the three months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$18	(6)	$12
Plus: reclassification adjustment for gains (losses) realized in net income	(101)	37	(64)
Net unrealized gains (losses) on securities	(83)	31	(52)

Other comprehensive income	$(83)	$31	$(52)

HCSB FINANCIAL CORPORATION

	Nine Months Ended September 30, 2006
		Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)		Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period		$(138)	$51	$(87)
Plus: reclassification adjustment for gains (losses) realized in net income		-	-	-
Net unrealized gains (losses) on securities		(138)	51	(87)

Other comprehensive income	$	(138)	$51	$(87)

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income - continued

	Three Months Ended September 30, 2007
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$711	$(263)	$448
Plus: reclassification adjustment for gains (losses)	-	-	-
realized in net income
Net unrealized gains (losses) on securities	-	-	-

Other comprehensive income	$711	$(263)	$448

	Three Months Ended September 30, 2006
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$740	$(274)	$466
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	-	-	-

Other comprehensive income	$740	$(274)	$466

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation , to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$1,520,350	3,571,261	$0.43

Effect of dilutive securities
Stock options			23,859

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,520,350	3,595,120	0.42

	Nine Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$2,111,547	3,524,052	$0.60

Effect of dilutive securities

Stock options	-	11,606

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,111,547	3,535,658	0.60

	Three Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$587,172	3,571,261	$0.16

Effect of dilutive securities

Stock options	-	54,199

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$587,172	3,625,460	0.16

HCSB FINANCIAL CORPORATION

	Three Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$617,907	3,523,678	$0.18

Effect of dilutive securities

Stock options	-	734

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$617,907	3,524,412	0.1 8

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “esti mate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2006 Annual Report on Form 10-KSB under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:

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

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2007 as compared to the quarter and nine months ended September 30, 2006 and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2007, net interest income was $10,419,000, an increase of $1,241,000, or 13.52%, over the same period in 2006. For the nine months ended September 30, 3007, interest income from loans, including fees, was $18,322,000, an increase of $3,527,000, or 23.84%, over the comparable period in 2006. Interest income from federal funds sold decreased $207,000, or 27.53%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The decline was due to the decrease in the volume of federal funds sold throughout the first nine months of 2007 resulting from the bank’s loan growth. Since total deposits did not increase in proportion to our loan growth, federal funds purchased were utilized as a funding source at times during the quarter ended September 30, 2007. Interest expense for the nine months ended September 30, 2007 was $10,439,000, compared to $8,023,000 for the same period in 2006. This increase is largely attributable to an increase in the volume of total deposits of $41,791,000, or 15.19% in 2007, and an increase in rates paid on our deposit accounts. Also, interest expense on FHLB advances increased $67,000, or 4.13%, to $1,691,000 for the nine month period ended September 30, 2007 as compared to $1,624,000 for the same period in 2006. The net interest margin realized on earning assets was 3.90% for the nine months ended September 30, 2007, compared to 3.89% for the nine months ended September 30, 2006. The interest rate spread was 3.48% for the nine months ended September 30, 2007, compared to 3.54% for the nine months ended September 30, 2006.

Net interest income increased from $3,048,000 for the quarter ended September 30, 2006, to $3,785,000 for the quarter ended September 30, 2007. This represents an increase of $737,000, or 24.18%. Interest income from loans, including fees, increased by $1,499,000, or 28.84%, to $6,696,000 for the quarter ended September 30, 2007 compared to $5,197,000 for the quarter ended September 30, 2006. This increase is primarily attributable to the growth in loans of $70,339,000 during the first nine months of 2007. Interest expense increased $849,000, or 29.61%, to $3,716,000 for the three months ended September 30, 2007, compared to $2,867,000 for the three months ended September 30, 2006. This increase is largely attributable to the increase in volume in our money market deposit accounts.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2007, the provision charged to expense was $720,000, compared to $525,000 for the nine months ended September 30, 2006. For the quarter ended September 30, 2007, the provision charged to expense was $270,000, as compared to $185,000 during the same quarter in 2006. This increase in the provision for loan losses was attributable to the increase in the bank’s loan portfolio. As of September 30, 2007, the allowance for loan losses was 1.02% of total loans outstanding as compared to 1.01% as of September 30, 2006. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2007 was $2,037,000, an increase of $71,000, or 3.61%, from the comparable period in 2006. The increase is primarily the result of fee income from residential mortgage loans sold in the secondary market of $515,000 for the nine months ended September 30, 2007 compared to $400,000 for the same period in 2006. This increase is largely due to the fact that we had four mortgage originators for the full first nine months of 2007 whereas in 2006 we had two mortgage originators employed for the full nine-month period ending September 30, 2006. Also, brokerage commissions increased by $80,000, or 40.82%, from $196,000 for the nine months ended September 30, 2006 to $276,000 for the nine months ended September 30, 2007 due primarily to a better job of referrals of prospective customers by our branch personnel. In addition, other fees and commissions increased $40,000, or 24.39%, from $164,000 for the nine months ended September 30, 2006 to $204,000 for the nine months ended September 30, 2007. We incurred a loss from the sale of several securities available-for-sale of $101,000 for the nine months ended September 30, 2007, which the bank will recoup by the fourth quarter of 2007. We also experienced decreases in service charges on deposit accounts of $43,000, or 3.96%, from $1,085,000 for the nine months ended September 30, 2007.

For the quarter ended September 30, 2007, noninterest income increased $66,000, or 9.47%, over the same period in 2006. This increase is primarily the result of fee income from brokerage commissions, which increased $78,000, or 195.00%, from $40,000 for the quarter ended September 30, 2006, to $118,000 for the quarter ended September 30, 2007. Also other fees and commissions increased $17,000, or 34.69%, from $49,000 for the quarter ended September 30, 2006 to $66,000 for the quarter ended September 30, 2007. Service charges decreased $13,000, or 3.40%, from $382,000 for the quarter ended September 30, 2006 to $369,000 for the quarter ended September 30, 2007. This was the result of our customers transferring their monies into higher yielding money market deposit accounts and certificate of deposits, which do not earn the bank fee income.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 was $9,433,000, which was $1,876,000, or 24.82% higher than that of the nine months ended September 30, 2006. The primary reason for this increase was the $1,187,000 increase in salaries and employee benefits from $4,448,000 for the nine months ended September 30, 2006 to $5,635,000 for the nine months ended September 30, 2007. This increase was largely the result of the expansion of the bank’s work force to accommodate the opening of a new branch in the Ocean Drive section of North Myrtle Beach. The bank also took advantage of an opportunity created by the merger of two banks in the area to hire experienced personnel in support service positions and management areas in order to strengthen the management team and better position the bank for potential future growth. Employee benefits also increased by $100,000, or 24.01%, due to an increase in the number of employees of the bank as well as the cost of insurance premiums for employees. Marketing and advertising expenses increased by $45,000, or 18.60%, from $242,000 for the nine months ended September 30, 2006 to $287,000 for the nine months ended September 30, 2007 due to the continued expansion of our bank. Also, furniture and equipment expenses increased by $180,000, or 22.81%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition, other operating expenses increased by $286,000, or 17.98%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Net occupancy expense increased as well by $167,000, or 34.29%, from $487,000 for the nine months ended September 30, 2006 to $654,000 for the nine months ended September 30, 2007 due to the expansion of the

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Expenses – continued

branch network in Carolina Forest, North Myrtle Beach and Conway, South Carolina.

For the quarter ended September 30, 2007, noninterest expense increased $765,000, or 29.18%, over the same period in 2006. The largest increase between the quarter ended September 30, 2007 and the quarter ended September 30, 2006 was in salaries and employee benefits, which increased by $470,000, or 30.46%. Net occupancy expense also increased $68,000, or 41.46%, to $232,000 for the quarter ended September 30, 2007 from $164,000 for the quarter ended September 30, 2006. In addition, other operating expenses increased $149,000 between the two periods ended September 30, 2006 and September 30, 2007.

Income Taxes

The income tax provision for the nine months ended September 30, 2007 was $783,000, as compared to $950,000 for the same period in 2006. The effective tax rates were 34.00% and 31.03% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rates were 34.12% for the quarters ended September 30, 2007 and 2006.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2007 of $1,520,000, as compared to $2,112,000 for the same period in 2006. This represents a decrease of $592,000, or 28.03%, over the same period in 2006. For the quarter ended September 30, 2007, net income was $587,000, as compared to $618,000 for the quarter ended September 30, 2006. This represents a decrease of $31,000, or 5.02%, from the quarter ended September 30, 2006. During the first quarter of 2007, the board of directors and management made the decision to utilize the opportunity to hire several experienced lenders and other personnel who were seeking to change employment from Coastal Federal Bank as a result of that bank’s decision to be merged into BB&T. This resulted in our opening a new branch office in the Ocean Drive Beach section of North Myrtle Beach in the second quarter of 2007. In addition to the employees needed to operate this branch, we also hired additional persons to fill growing needs in our support services areas in our operations center. In addition, we hired several experienced bankers for our offices in other existing markets as well as one banker who was made a part of our executive management team. As a result of our hiring additional personnel and opening new branches, net income for the first nine months of 2007 declined from that of the same period in 2006. However, we believe that in making these additions, while we may have sacrificed short-term earnings, we have created the potential for long-term growth in both assets and earnings.

Assets and Liabilities

During the first nine months of 2007, total assets increased $51,693,000, or 14.38%, when compared to December 31, 2006. The primary reason for the increase in assets was due to an increase in net loans of $70,339,000 during the first nine months of 2007. Total deposits increased $41,791,000, or 15.19%, compared to the December 31, 2006 balance of $275,151,000. Within the deposit area, interest-bearing deposits increased $33,736,000, or 13.56%, from the December 31, 2006 balance of $248,723,000 and noninterest-bearing deposits increased $8,055,000, or 30.48%, from the December 31, 2006 balance of $26,428,000. The failure of deposit growth to keep pace with loan growth this year has caused the bank to obtain funding from other sources such as FHLB-Atlanta and brokered deposits.

Investment Securities

Investment securities available-for-sale increased from $50,830,000 at December 31, 2006 to $51,328,000 at September 30, 2007. This represents an increase of $498,000, or 0.98%, from December 31, 2006 to September 30, 2007. We also had nonmarketable equity securities, which totaled $3,102,000 at September 30, 2007, and $2,948,000 at December 31, 2006.

Loans

Net loans increased $70,339,000, or 27.93%, to $322,188,000 during the nine month period ended September 30, 2007 as compared to the December 31, 2006 balance of $251,849,000. Growth was especially strong in the Myrtle Beach and North Myrtle Beach areas. Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006, are as follows:

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Loans - continued

(Dollars in thousands)	September 30, 2007	December 31, 2006
Real estate - construction and land development	$52,240	$28,124
Real estate - other	181,871	147,156
Agricultural	9,699	6,099
Commercial and industrial	61,660	54,313
Consumer	18,331	18,267
Other, net	1,710	608

	$325,511	$254,567

As of September 30, 2007, nonaccrual loans were $824,000, or 0.25%, of outstanding loans as compared to $760,000, or 0.30%, of outstanding loans on September 30, 2006.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Loans
Nonaccrual loans	$824	$760

Accruing loans more than 90 days past due	-	1,714

Criticized	3,757	4,316

Classified	$1,583	$1,323

Activity in the allowance for loan losses is as follows:

	September 30,
(Dollars in thousands)	2007	2006

Balance, January 1	$2,718	$2,569
Provision for loan losses for the period	720	525
Net loans recovered for the period	(115)	(552)

Balance, end of period	3,323	2,542

Gross loans outstanding, end of period	$325,511	$251,236

Allowance for loan losses to loans outstanding	1.02%	1.01%

Deposits

At September 30, 2007, total deposits increased by $41,791,000, or 15.19%, from December 31, 2006. The largest increase was in interest-bearing deposits, which increased $33,736,000 to $282,459,000 at September 30, 2007. Expressed in percentages, interest-bearing deposits increased 13.56%, and noninterest-bearing deposits increased 30.48%. The largest increase in interest-bearing deposit accounts was in money market savings accounts, which increased $28,248,000, or 33.71%. This increase is partially due to higher interest rates offered on our money market savings product compared to other interest bearing demand deposit products we offer.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Deposits - continued

Balances within the major deposit categories are as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Noninterest-bearing demand deposits	$34,483	26,428
Interest-bearing demand deposits	46,091	53,693
Savings deposits	117,530	89,089
Certificates of deposits	$118,838	$105,941

	$316,942	$275,151

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2007:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	5.39%	67	March 22, 2011	5,000
January 17, 2002	5.37%	67	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
January 30, 2003	3.36%	42	January 30, 2013	5,000
March 11, 2003	3.09%	39	March 11, 2008	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	55	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
		$538		$47,300

Interest is payable quarterly except for the advances dated March 11, 2003 of $5,000,000 and December 8, 2004 of $1,700,000, on which interest is payable monthly. Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating. Also on these dates the Federal Home Loan Bank has the option to call the advances. All advances are subject to early termination with two days notice. As of September 30, 2007, $6,700,000 were fixed rate credits; $21,000,000 were convertible advances; and $19,600,000 were adjustable rate credits.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $20,726,000 at September 30, 2007 and our commercial nonindustrial loans, which totaled $4,425,000 at September 30, 2007. We have also pledged our investment in Federal Home Loan Bank stock of $2,768,000, which is included in nonmarketable equity securities. In addition, we pledged $5,059,000 in HELOC/second mortgage loans, as well as $18,494,000 in available-for-sale agency securities.

We have also entered into interest rate swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate. The notional amount of advances involved in the transaction totaled $14,600,000. The unrealized loss related to the interest rate swap was $549,000 at September 30, 2007.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 87.87% at September 30, 2007, and 77.56% at December 31, 2006.

Unpledged securities available-for-sale, which totaled $9,047,000 at September 30, 2007, serves as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2007, unused lines of credit totaled $13,631,000. In addition, we have the ability to borrow from the Federal Home Loan Bank. As of September 30, 2007, our available credit with Federal Home Loan Bank was $461,000 as compared to $4,429,000 as of June 30, 2007. The decline in available funding with the Federal Home Loan Bank is the result of an increase in our borrowing of $3,910,000 during the third quarter of 2007.

Capital Resources

Total shareholders’ equity increased from $28,350,000 at December 31, 2006 to $29,949,000 at September 30, 2007. The increase of $1,599,000 is primarily attributable to net income of $1,520,000. Also there were increases in shareholders’ equity due to stock compensation expense of $111,000. There was also a decrease of $52,000 relating to the change in the market value on securities available for sale during this period.

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

The following table summarizes our risk-based capital at September 30, 2007:

	Company	Bank

Shareholders' equity	$29,949	$35,122
Plus: unrealized losses on available-for-sale securities	475	474
Plus: Trust preferred securities	6,000	-

Tier 1 capital	36,424	35,596

Plus: allowance for loan losses (1)	3,323	3,323

Total capital	$39,747	$38,919

Risk-weighted assets	$334,912	$334,107

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.88%	10.65%

Total capital (to risk-weighted assets)	11.87%	11.65%

Tier 1 capital (to total average assets)	9.45%	8.84%

(1) Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

HCSB FINANCIAL CORPORATION

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $54,453,000 and standby letters of credit of $511,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial, and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,115	$4,070	$22,226	$27,411	$27,042	$54,453
Standby letters of credit	-	25	407	432	79	511
Totals	$1,115	$4,095	$22,633	$27,843	$27,121	$54,964

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007.There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  November 13, 2007                                                                            By:      /s/ James R. Clarkson

                                                                                                                                       James R. Clarkson

                                                                                                                                      President and Chief Executive Officer

Date:  November 13, 2007                                                                           By:      /s/ James R. Clarkson

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