Form 10KSB
period 2007-12-31
HCSB FINANCIAL CORP
filed 2008-03-27
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  000-26995

HCSB FINANCIAL CORPORATION

(Name of small business Issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1079444 (I.R.S. Employer Identification No.)

5201 Broad Street Loris, South Carolina (Address of principal executive offices)	29569 (Zip Code)

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

The issuer’s revenue for its most recent fiscal year was $31,232,000.  As of March 13, 2008, 3,677,955 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 3, 2008 was $31,742,721.  Because there is not an active trading market for the Common Stock, we have used our book value of $9.91 as of February 28, 2008 to calculate our public float.

                Transitional Small Business Disclosure Format.  (Check one): Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5-7)
Year Ended December 31, 2007

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on April 24, 2008

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

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

General Overview

HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank.  The bank is a state chartered bank which commenced operations on January 4, 1988.  Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  From our 14 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.

Operating and Growth Strategy

                Our goal is to be the leading community bank in our market area.  We intend to achieve this goal chiefly by providing personalized service to our customers.  Other strategies that we use to support our goal are hiring, developing, and retaining high caliber and motivated employees, focusing each of our branches on the unique needs and cultures of the community in which it is located, maintaining high asset quality, increasing asset size through internal growth and branch expansion, and offering our customers a breadth of products competitive with those offered by much larger institutions.  These goals are intended to build long-term shareholder value.

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

Location and Service Area

                Our primary markets include Horry County, South Carolina and Columbus and Brunswick Counties, North Carolina.  Most of the banks in these areas are now local branches of large regional banks.  Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we successfully fill.  We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast.  We intend to continue to expand our branch network to take advantage of opportunities caused by this growth.  We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and on individuals.

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

Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which made up approximately 57.4% of our loan portfolio at December 31, 2007.  These loans are secured generally by first or second mortgages on residential or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

Commercial Loans.  At December 31, 2007, approximately 18.0% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 5.9% of our loan portfolio at December 31, 2007.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 2.0% of our loan portfolio consisted of agricultural loans at December 31, 2007.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 16.7% of our loan portfolio at December 31, 2007 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

Residential Mortgage Loans.  We offer a variety of residential mortgage lending products, including loans with fixed rates for fifteen and thirty years as well as adjustable rate mortgages (ARMs).  Typically, we close these loans with funds provided by a secondary market investor, although we may close them in the Bank’s name under a pre-approved commitment to sell the loans to an investor within a few weeks from the date the loan is closed.

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

Other Banking and Related Services

                Other bank services which are in place or planned include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts.  We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions.  Two of our non-executive officers are registered representatives of UVEST, and they effect transactions in securities and other non-deposit investment products.  We also offer MasterCard and VISA credit card services through a correspondent bank as an agent for the bank.  We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

                The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2007, there were 22 financial institutions operating in Horry County, 13 financial institutions operating in Brunswick County and 6 financial institutions operating in Columbus County.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 15, 2008, we had 154 full-time employees and no part-time employees.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “undercapitalized” (see below “Horry County State Bank — Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank described below under “Horry County State Bank - Capital Regulations.”  However, The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Horry County State Bank — Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the South Carolina Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

As of December 31, 2007, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.   The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance and Assessments.   Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law — generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits in institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The company is a legal entity separate and distinct from the bank and its other subsidiaries.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries.  The company and the bank are subject to Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.   In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.   Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Anti-Money Laundering.   Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury

Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-KSB and the information incorporated by reference in this Form 10-KSB, including our consolidated financial statements and related notes.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans, which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The aggregate amount of all loans in excess of the supervisory loans-to-value limits should not exceed 100% of our bank’s capital.  As of December 31, 2007, approximately $18 million of our loans, or 57.6% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, within the aggregate limit noted above, total loans for all commercial, agricultural, multifamily or other non 1-4 family residential properties should not exceed 30% of total capital.  At December 31, 2007, loans collateralized by commercial, agricultural, multifamily or other non 1-4 family residential properties that exceeded the supervisory loan to value ratio were $11.5 million, or 37.0% of the bank’s capital.  During the first quarter of 2008, a loan for $4,085,000 was paid-off, which will reduce this ratio to 23.8% and will be in compliance with the 30% of capital threshold.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 74.1% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in the Myrtle Beach area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Horry County, and to a lesser extent in Columbus and Brunswick Counties in North Carolina.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  The real estate market, especially in Myrtle Beach and other coastal areas, has already weakened materially.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or especially in Horry County, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  During the second half of 2007, the Federal Reserve began to reduce short-term interest rates, which may have an adverse effect on our earnings.

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

During 2007, management has evaluated and reported on the internal controls of the Company in which our independent registered public accounting firm will attest to our internal controls for fiscal year 2009.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

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

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our client base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not currently provide.  Also, a number of community banks are entering our primary service area.  They include de novo banks and branches of established banking operations, both headquartered in-market as well as out-of-market.  As is the case with other financial service providers, they are attracted to our primary service area’s demographic trends and growing deposit base.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;

•                  using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•                  diluting our existing shareholders in an acquisition;

•                  taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•                  taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;

•                  taking time and creating expense integrating the operations and personnel of the combined businesses;

•                  creating an adverse short-term effect on our results of operations; and

•                  losing key employees and customers as a result of an acquisition that is poorly received.

We have never acquired another institution before, so we lack experience in handling any of these risks.  There is also a risk that any expansion effort will not be successful.

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

Item 2.  Description of Property.

The main office of the bank is located at 5009 Broad Street, Loris, South Carolina, 29569.  Our operational support services are located in our Operations Center at 5201 Broad Street, Loris, South Carolina, 29569.  Our executive offices are presently located on the second floor of our branch office at 1701 North Oak Street, Myrtle Beach, South Carolina and will be relocated into our planned new Corporate Center to be constructed on a five-acre tract in the Loris Commerce Center.  We expect to begin construction of this Corporate Center in 2008, and upon its completion in 2009, we plan to relocate into it our executive officers and operational support services, including central deposit and central credit operations, computer operations, audit and compliance operations, human resources, marketing and credit administration operations.  At that time we expect to offer for sale our present facility at 5201 Broad Street, Loris, South Carolina, 29569.

The bank presently owns thirteen lots on which we have branch banking facilities in addition to the previously mentioned lot which houses our present Operations Center and the five-acre tract in the Loris Commerce Center.  In addition, the bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.  The bank also entered into a two-year lease agreement in May, 2007 for a building in the Plaza at Gator Hole at 596 Highway 17 North, North Myrtle Beach, South Carolina, 29582.

The bank completed construction of a full-service branch bank in the first floor of the building at 1300 Second Avenue, Conway, South Carolina, 29526 and a drive-up banking facility on an adjacent lot and opened these facilities in November, 2007.  The bank owns the lot and building on Second Avenue jointly with TLF Myrtle Beach Properties, LLC, the real estate ownership partnership for the law firm of Thompson & Henry, P.A.  The law firm utilizes the third floor of this building for its offices.  The bank and TLF have leased the second floor of this building to two engineering firms.

Item 3.  Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time.  We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2007.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2007.

Item 7.  Financial Statements.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2007.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our chief executive officer and principal financial officer has concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of HCSB Financial Corporation and its subsidiary Horry County State Bank is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Based on this assessment management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report of this annual report.

ITEM 8B.  Other Information.

N/A.

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

Additional information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on April 24, 2008.

Item10.  Executive Compensation.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on April 24, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a)) (1)
Equity compensation plans approved by security holders	82,788	$14.94	341,572
Equity compensation plans not approved by security holders	0	$0.00	0

Total	82,788	$14.94	341,572

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

Additional information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on April 24, 2008.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 12, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

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

10.4

Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

13	The Company’s 2007 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*                                         Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item14.  Principal Accountant Fees and Services.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on April 24, 2008.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 21, 2008	By:	/s/James R. Clarkson
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

By:	/s/Michael S. Addy	Date: March 21, 2008
Michael S. Addy, Director

By:	/s/Johnny C. Allen	Date: March 21, 2008
Johnny C. Allen, Director

By:	/s/Clay D. Brittain, III	Date: March 21, 2008
Clay D. Brittain, III, Director

By:	/s/Rachel B. Broadhurst	Date: March 21, 2008
Rachel B. Broadhurst, Director

By:	/s/Russell R. Burgess, Jr.	Date: March 21, 2008
Russell R. Burgess, Jr., Director

By:	/s/D. Singleton Bailey	Date: March 21, 2008
D. Singleton Bailey, Director

By:	/s/Franklin C. Blanton	Date: March 21, 2008
Franklin C. Blanton, Director

By:	/s/James R. Clarkson	Date: March 21, 2008
James R. Clarkson, Director, President &
Chief Executive Officer

By:	/s/J. Lavelle Coleman	Date: March 21, 2008
J. Lavelle Coleman, Director

By:	/s/Larry G. Floyd	Date: March 21, 2008
Larry G. Floyd, Director

By:	/s/Boyd R. Ford, Jr.	Date: March 21, 2008
Boyd R. Ford, Jr., Director

By:	/s/Tommie W. Grainger	Date: March 21, 2008
Tommie W. Grainger, Director

By:	/s/Gwyn G. McCutchen	Date: March 21, 2008
Gwyn G. McCutchen, Director

By:	/s/T. Freddie Moore	Date: March 21, 2008
T. Freddie Moore, Director

By:	/s/Carroll D. Padgett, Jr.	Date: March 21, 2008
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.4

Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

13	The Company’s 2007 Annual Report

21	Subsidiaries of Registrant

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.