Form 10-Q
period 2008-03-31
HCSB FINANCIAL CORP
filed 2008-05-15
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,677,955 shares of common stock, $.01 par value, were issued and outstanding as of May 15, 2008.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,436	$7,958
Federal funds sold	4,052	3,655
Total cash and cash equivalents	11,488	11,613

Securities available-for-sale	67,347	49,609
Nonmarketable equity securities	3,295	3,327
Total investment securities	70,642	52,936

Loans held for sale	808	2,008

Loans receivable	363,959	352,206
Less allowance for loan losses	(3,648)	(3,535)
Loans, net	360,311	348,671

Premises and equipment, net	16,208	16,051
Accrued interest receivable	3,263	3,473
Other assets	3,764	3,601

Total assets	$466,484	$438,353

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,054	$32,407
Interest-bearing transaction accounts	49,223	43,299
Money market savings accounts	99,068	108,006
Other savings accounts	5,533	5,137
Time deposits $100 and over	67,699	64,044
Other time deposits	112,850	87,958
Total deposits	367,427	340,851

Repurchase Agreements	8,807	5,000
Advances from the Federal Home Loan Bank	48,300	52,300
Junior subordinated debentures	6,186	6,186
Accrued interest payable	801	982
Other liabilities	2,733	2,051
Total liabilities	434,254	407,370

Shareholders’ Equity
Common stock, $.01 par value; 10,000,000 shares authorized, 3,571,306 and 3,569,874 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	37	37
Capital surplus	28,726	28,689
Nonvested restricted stock	(645)	(645)
Retained earnings	3,626	2,908
Accumulated other comprehensive loss	486	(6)
Total shareholders’ equity	32,230	30,983

Total liabilities and shareholders’ equity	$466,484	$438,353

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Interest income:
Loans, including fees	$6,790	$5,554
Investment securities:
Taxable	603	537
Tax-exempt	76	71
Nonmarketable equity securities	92	43
Other interest income	79	210
Total	7,640	6,415

Interest expense:
Certificates of deposit $100M and over	854	721
Other deposits	1,995	1,875
Other interest expense	746	680
Total	3,595	3,276

Net interest income	4,045	3,139
Provision for loan losses	179	230

Net interest income after provision for loan losses	3,866	2,909

Noninterest income:
Service charges on deposit accounts	398	337
Credit life insurance commissions	17	13
Gain / (loss) on securities available-for-sale	21	(101)
Gain on sale of mortgage loans	203	162
Other fees and commissions	69	62
Brokerage commissions	65	81
Other operating income	45	18
Total	818	572

Noninterest expenses:
Salaries and employee benefits	2,199	1,758
Net occupancy expense	253	203
Furniture and equipment expense	311	308
Marketing expense	115	55
Other operating expenses	669	515
Total	3,547	2,839

Income before income taxes	1,137	642

Income tax provision	390	217

Net income	$747	$425

Basic earnings per share	$0.20	$0.12

Diluted earnings per share	$0.20	$0.12

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2008 and 2007
(Unaudited)

						Accumulated
			Nonvested			Other
(Dollars in thousands,	Common Stock		Restricted	Capital	Retained	Comprehensive
except share amounts)	Shares	Amount	Stock	Surplus	Earnings	Income	Total

Balance, December 31, 2006	3,569,874	$36	$(645)	$25,756	$3,626	$(423)	$28,350

Net income for the period					425		425

Other comprehensive loss, net of tax						116	116

Comprehensive income							541

Exercise of stock options	1,432			20			20

Stock compensation expense				37			37

Balance, March 31, 2007	3,571,306	$36	$(645)	$25,813	$4,051	$(307)	$28,948

Balance, December 31, 2007	3,677,974	37	(645)	28,689	2,908	(6)	30,983

Net income for the period					747		747

Other comprehensive loss, net of tax						492	492

Comprehensive income							1,239

Payment of fractional shares	(19)				(29)		(29)

Stock compensation expense				37			37

Balance, March 31, 2008	3,677,955	$37	$(645)	$28,726	$3,626	$486	$32,230

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$747	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	176
Deferred income tax benefit	(54)	(140)
Provision for loan losses	179	230
Amortization less accretion on investments	5	13
Amortization of deferred loan costs	7	4
Stock compensation expense	37	37
Net (gain) loss on sale of securities available-for-sale	(21)	101
Gain on sale of other real estate owned	—	—
(Decrease) increase in interest payable	(181)	(126)
Decrease in interest receivable	210	282
Decrease (increase) in other assets	(112)	259
Increase in other liabilities	397	106
Net cash provided by operating activities	1,416	1,367

Cash flows from investing activities:
Net increase in loans to customers	(10,626)	(18,437)
Purchases of securities available-for-sale	(19,441)	(11,442)
Maturities of securities available-for-sale	2,499	879
Proceeds from sale of other real estate owned	—	—
Proceeds for sales of premises and equipment	—	1,518
Proceeds from the sales of securities available-for-sale	—	10,948
Repurchases of nonmarketable equity securities	32	22
Purchases of premises and equipment	(359)	(293)
Net cash used by investing activities	(27,895)	(16,805)

Cash flows from financing activities:
Net increase in demand deposits	(1,971)	7,932
Net increase in time deposits	28,547	14,399
Net decrease in FHLB borrowings	(4,000)	—
Net increase in repurchase agreements	3,807	—
Net decrease in notes payable	—	(3,478)
Exercise of stock options	—	20
Cash paid in lieu of fractional shares	(29)	—
Net cash provided by financing activities	26,354	18,873

Net increase in cash and cash equivalents	(125)	3,435

Cash and cash equivalents, beginning of period	11,613	28,701

Cash and cash equivalents, end of period	$11,488	$32,136

Cash paid during the period for:
Income taxes	$—	$4
Interest	$3,776	$3,400

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2007 Annual Report.

In January 2008, the Board of Directors declared a 3 percent stock dividend payable on February 15, 2008, to shareholders of record on February 5, 2008.  As a result of the 3 percent stock dividend, 106,114 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2007.  In January 2007, the Board of Directors declared a 2 for 1 stock split payable on March 13, 2007, to shareholders of record at January 30, 2007.  As a result of the stock split in the form of a 100% stock dividend, 1,784,937 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2006.  All share and per share amounts have been adjusted to reflect these dividends.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS 157 required disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts and impaired loans.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$67,347	—	—
Mortgage loans held for sale	—	$808	—
Fair Value Hedge	—	$344	—
Total	$67,347	$1,152	—

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivatives to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  As part of this strategy, the Company entered certain interest rate swap agreements, which remain in place.  Such interest rate swaps are derivative financial instruments.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  When practicable, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.  The aggregate carrying amount of impaired loans at March 31, 2008 was $2,946,000.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three Months Ended March 31, 2008
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$747	3,677,965	$0.20
Effect of dilutive securities
Stock options	—	29,277
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$747	3,707,242	$0.20

	Three Months Ended March 31, 2007
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$425	3,571,169	$0.12
Effect of dilutive securities
Stock options	—	18,063
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$425	3,589,232	$0.12

Note 4 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Three Months Ended March 31, 2008
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$760	$(281)	$479
Plus: reclassification adjustment for gains (losses) realized in net income	21	(8)	13
Net unrealized gains (losses) on securities	781	(289)	492
Other comprehensive income	$781	$(289)	$492

	Three Months Ended March 31, 2007
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$286	$(106)	$180
Plus: reclassification adjustment for gains (losses) realized in net income	(101)	37	(64)
Net unrealized gains (losses) on securities	185	(69)	116
Other comprehensive income	$185	$(69)	$116

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

•                  changes in technology;

•                  the level of allowance for loan losses;

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Real estate markets, especially those along the coast, have showed signs of weakening and property values have been impacted negatively by the current economic operating environment.  Our primary service area, Horry County, is not immune to these pressures.  If prevailing economic conditions locally and nationally continue to decline, our business may be affected adversely.  A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of the loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Changes in Financial Condition and Results of Operations

Net Interest Income

For the quarter ended March 31, 2008, net interest income was $4,045,000, an increase of $906,000, or 28.86%, over the same period in 2007.  Interest income from loans, including fees, was $6,790,000 for the three months ended March 31, 2008, an increase of $1,236,000, or 22.25%, over the three months ended March 31, 2007.  This increase was attributable to the continued growth in our loan portfolio and with the hiring of additional lenders and with our continued branch expansion into Horry County.  Interest income on taxable securities totaled $603,000, an increase of $66,000 over the first quarter of 2007.  This increase was due to a corresponding increase in securities available for sale from the same period in 2007.  Interest expense for the three months ended March 31, 2008 was $3,595,000, compared to $3,276,000 for the same period in 2007, an increase of $319,000, or 9.74%.  Also, due to the increase in interest bearing deposits, interest expense on deposits increased $253,000, or 9.75%, during the three month period ended March 31, 2008 as compared to the same period in 2007.  The net interest margin realized on earning assets was 3.80% for the three months ended March 31, 2008, as compared to 3.76% for the three months ended March 31, 2007.  The interest rate spread increased from 3.37% at March 31, 2007 to 3.47% at March 31, 2008.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses was $3,648,000 and $2,892,000, or 1.00% and 1.05% of total loans, as of March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008 and 2007, the provision was $179,000 and $230,000, respectively. Nonperforming loans at March 31, 2008 totaled $2,946,000.  Loans totaling $2,120,000 were considered classified loans, and $5,067,000 were criticized as of March 31, 2007.

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  At March 31, 2008, the allowance for loan losses was $3,648,000, compared to $3,535,000 at December 31, 2007, which represented 1.00% of outstanding loans.  We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2008 was $818,000, an increase of $246,000, or 43.01%, over the same period in 2007.  The increase of $246,000 is largely a result of gains on sales of securities available-for-sale of $21,000 for the three months ended March 31, 2008 compared to a loss of $101,000 for the three months ended March 31, 2007.  The increase is also a result of service charges on deposit accounts, which increased $61,000, or 18.10%, from $337,000 for the three months ended March 31, 2007 to $398,000 for the three months ended March 31, 2008.  There were increases experienced in fee income generated from residential loans sold in the secondary market of $41,000, or 25.31%, from $162,000 for the three months ended March 31, 2007 to $203,000 for the three months ended March 31, 2008.  See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2008 was $3,547,000, an increase of $708,000, or 24.94%, over the three months ended March 31, 2007.  The primary basis for this rise was the increase in salaries and employee benefits, which increased $441,000, or 25.09%, from $1,758,000 for the three months ended March 31, 2007 to $2,199,000 for the three months ended March 31, 2008.  This increase is attributed to continued expansion of our branch network within Horry County and also to obtain additional staffing in our operations, marketing, and finance areas. The expansion of the branch network led to an increase in net occupancy expense of $50,000, or 24.63%, from $203,000 for the three months ending March 31, 2007 to $253,000 for the three months ended March 31, 2008.  Marketing expenses increased $60,000 from $55,000 for the three months ended March 31, 2007 to $115,000 for the three months ended March 31, 2008.  Also, other operating expenses increased $154,000, or 29.90%, to $669,000 for the three months ended March 31, 2008 from $515,000 for the same period in 2007. Other operating expenses increased due to the growth the bank has experienced in acquiring additional branches, which led to an increase in various expenses such as postage and freight, stationary and supplies, and telecommunication expenses.

Income Taxes

The income tax provision for the three months ended March 31, 2008 was $390,000, as compared to $217,000 for the same period in 2007.  The effective tax rates were 34.30% and 33.80% at March 31, 2008 and 2007, respectively.

Earnings Performance

We have experienced growth in net interest income during the first quarter of 2008, which is in part attributable to the continued success of our branch network.  Average earning assets increased $89,198,000, or 26.38%, to $427,890,000 for the period ended March 31, 2008 from $338,692,000 for the period ended March 31, 2007.  With the decrease in interest rates, the yield on average earning assets decreased from 7.68% for the period ended March 31, 2007 to 7.18% for the period ended March 31, 2008.  Despite a decrease in the yield on our earning assets, the bank had an increase in the net interest margin realized on our earning assets by better managing the cost of funds, which decreased to 3.71% for the period ended March 31, 2008 from 4.32% for the period ended March 31, 2007.  This growth in net interest income, which increased $906,000, or 28.86%, was partly attributable to the investment the bank made in its human resources.  The bank has experienced an improvement in earnings from the decision of management to sacrifice short-term earnings during 2007 by employing additional staffing to achieve the long range goals of the company.  Salaries and employee benefits increased $441,000, or 25.09%, from $1,758,000 for the three months ended March 31, 2007 to $2,199,000 for the three months ended March 31, 2008.  The increase in earning assets and the employing of additional personnel in the lending, marketing, and finance areas helped contribute to an increase in net income of $322,000 from $425,000 for the three months ended March 31, 2007 to $747,000 for the three months ended March 31, 2008.  This resulted in an increase in earnings per share to $0.20 per share for the quarter ended March 31, 2008 from $0.12 per share for the quarter ended March 31, 2007.

Assets and Liabilities

During the quarter ended March 31, 2008, total assets increased $28,131,000, or 6.42%, when compared to December 31, 2007.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $17,738,000 during the quarter ended March 31, 2008.  Total deposits increased $26,576,000, or 7.80%, from the December 31, 2007 balance of $340,851,000.  Within the deposit area, interest-bearing deposits increased $25,929,000, or 8.41%, and noninterest-bearing deposits increased $647,000, or 2.00%, during the quarter ended March 31, 2008.

Investment Securities

Investment securities available-for-sale increased from $49,609,000 at December 31, 2007 to $67,347,000 at March 31, 2008.  This represents a increase of $17,738,000, or 35.76%, from December 31, 2007 to March 31, 2008.

Loans

Net loans increased $11,640,000, or 3.34%, from December 31, 2007 to March 31, 2008.  Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Real estate - construction and land development	$57,448	$59,084
Real estate - other	209,357	201,448
Agricultural	8,864	7,221
Commercial and industrial	68,264	64,019
Consumer	18,472	18,535
Other, net	1,554	1,899
	$363,959	$352,206

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Loans: Nonaccrual loans	$2,946	$2,696

Loans identified by the internal review mechanism:
Criticized	$5,067	$4,491
Classified	$2,120	$1,830

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Balance, January 1	$3,535	$2,718
Provision for loan losses for the period	179	230
Net loans charged-off for the period	(66)	(56)

Balance, end of period	$3,648	$2,892

Gross loans outstanding, end of period	$363,959	$274,445
Allowance for Loan Losses to loans outstanding	1.00%	1.05%

Deposits

As of March 31, 2008 total deposits had increased by $26,576,000, or 7.80%, from December 31, 2007.  The largest increase was in time deposits, which increased $28,547,000 to $180,549,000 at March 31, 2008. Expressed in percentages, noninterest-bearing deposits increased 2.00% and interest-bearing deposits increased 8.41%.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Noninterest-bearing demand deposits	$33,054	$32,407
Interest-bearing demand deposits	49,223	43,299
Savings and money market deposits	104,601	113,143
Certificates of deposit	180,549	152,002
	$367,427	$340,851

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2008:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	2.60%	62	March 22, 2011	5,000
January 17, 2002	4.00%	67	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
December 8, 2004	3.87%	16	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	56	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.58%	58	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	26	March 19, 2015	4,000
		$551		$48,300

Interest is payable quarterly except for the advance dated December 8, 2004 of $1,700,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating. Also on these dates, the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2008, $11,300,000 were fixed rate credits; $27,000,000 were convertible advances; and $10,000,000 were adjustable rate credits.

As collateral for the advances, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $25,900,000 at March 31, 2008, as well as our commercial nonindustrial loans totaling approximately $4,644,000 at March 31, 2008.  We have also pledged our portfolio of home equity lines of credit aggregating approximately $7,075,000, our investment in Federal Home Loan Bank stock of $2,961,000, which is included in nonmarketable equity securities and $21,802,000 of our securities portfolio.

We have also entered into interest swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized loss related to the interest rate swap was $44,000 at March 31, 2008.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 84.50% at March 31, 2008 and 87.11% at December 31, 2007.

Unpledged securities available-for-sale, which totaled $22,675,000 at March 31, 2008, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At March 31, 2008, unused lines of credit totaled $28,300,000.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2008, we had issued commitments to extend credit of $76,219,000 and standby letters of credit of $1,459,000 through various types of commercial lending arrangements.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Months	Months	Month	Year	One Year	Total

Unused commitments to extend credit	$1,873	$3,160	$43,864	$48,897	$27,322	$76,219
Standby letters of credit	175	—	471	646	813	1,459

Totals	$2,048	$3,160	$44,335	$49,543	$28,135	$77,678

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Also in 2006 we acquired a lot and 25,710 square foot building thereon at 1300 Second Avenue, Conway, South Carolina as well as the adjacent lots which front on Third Avenue in Conway, South Carolina.  In February 2007, we  sold an interest in a portion of these properties to TLF Properties, LLC, the real estate ownership partnership for the law firm of Thompson & Henry, P.A.  During 2007 we completed construction of the interior of the Second Avenue and the parking lot on Third Avenue, and we completed construction of our drive-up banking facility on Third Avenue as well.  Thompson & Henry, P.A. moved into their new offices on the third floor in October 2007, and we opened our branch and drive-up facility in November 2007.  As of March 31, 2008, we have secured two tenants who are presently leasing the entire second floor.

Also in June 2007 we opened a new branch in The Plaza at Gator Hole on Highway 17 in Ocean Drive Beach.  We entered into a two-year lease on this facility with an option for a one-year renewal, if necessary.  We expect to purchase or lease a lot in Ocean Drive Beach in 2008 and construct a permanent full-service branch into which we will relocate our present branch.

Capital Resources

Total shareholders’ equity increased from $30,983,000 at December 31, 2007 to $32,230,000 at March 31, 2008. The increase of $1,247,000 is primarily attributable to net income of $747,000 for the period.  Equity was positively affected by the $492,000 increase relating to the change in fair market value on securities available-for-sale.  In January 2008, the Board of Directors declared a 3 percent stock dividend payable on February 15, 2008, to shareholders of record on February 5, 2008.  The financial statements at December 31, 2007 were adjusted to reflect this transaction.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.  At March 31, 2008, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at March 31, 2008 for the Company and the Bank:

(Dollars in thousands)	Company	Bank
Shareholders’ equity	$32,230	$37,278
Plus: unrealized losses on securities available-for-sale	(486)	(486)
Plus: qualifying trust preferred securities	6,000	—
Tier 1 capital	37,744	36,792

Plus: allowance for loan losses (1)	3,648	3,648
Total capital	$41,392	$40,440

Risk-weighted assets	377,620	376,942

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.00%	9.76%
Total capital (to risk-weighted assets)	10.96%	10.73%
Tier 1 capital (to total average assets)	8.27%	8.08%

(1) limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2008	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.