Form 10-Q
period 2008-06-30
HCSB FINANCIAL CORP
filed 2008-08-13
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,677,955 shares of common stock, $.01 par value, were issued and outstanding as of August 13, 2008.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,413	$7,958
Federal funds sold	—	3,655

Total cash and cash equivalents	10,413	11,613
Investment securities:
Securities available-for-sale	92,079	49,609
Nonmarketable equity securities	3,538	3,327

Total investment securities	95,617	52,936

Loans held for sale	467	2,008

Loans receivable	384,648	352,206
Less allowance for loan losses	(3,851)	(3,535)

Loans, net	380,797	348,671

Premises, furniture, and equipment, net	16,209	16,051
Accrued interest receivable	3,168	3,473
Cash value of life insurance	8,270	946
Other assets	4,738	2,655

Total assets	$519,679	$438,353

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$36,066	$32,407
Interest-bearing transaction accounts	47,580	43,299
Money market savings accounts	91,494	104,310
Other savings accounts	5,723	8,833
Time deposits $100,000 and over	67,635	64,044
Other time deposits	159,831	87,958

Total deposits	408,329	340,851
Fed Funds Purchase	2,031	—
Repurchase Agreements	14,430	5,000
Advances from the Federal Home Loan Bank	53,700	52,300
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,147	982
Other liabilities	2,347	2,051

Total liabilities	488,170	407,370

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,677,955 and 3,677,974 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	37	37
Capital surplus	28,763	28,689
Nonvested restricted stock	(645)	(645)
Retained earnings	4,208	2,908
Accumulated other comprehensive income (loss)	(854)	(6)

Total shareholders’ equity	31,509	30,983

Total liabilities and shareholders’ equity	$519,679	$438,353

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest income
Loans, including fees	$13,141	$11,626	$6,351	$6,072
Investment securities:
Taxable	1,486	1,091	883	554
Tax-exempt	150	142	74	71
Nonmarketable equity securities	142	85	50	42
Other interest income	95	413	16	203

Total	15,014	13,357	7,374	6,942

Interest expense
Certificates of deposit $100,000 & over	1,470	1,344	616	623
Other deposits	3,790	4,021	1,795	2,146
Advances from the Federal Home Loan Bank	1,118	1,110	537	557
Other interest expense	337	248	172	121

Total	6,715	6,723	3,120	3,447

Net interest income	8,299	6,634	4,254	3,495
Provision for loan losses	619	450	440	220

Net interest income after provision for loan losses	7,680	6,184	3,814	3,275

Other income
Service charges on deposit accounts	816	673	418	336
Credit life insurance commission	27	28	10	15
Gain on sale of mortgage loans	344	344	141	182
Other fees and commissions	152	138	83	76
Brokerage commission	120	158	55	77
Gain/(Loss) on sale of securities	90	(101)	69	—
Income from cash value life insurance	113	22	100	10
Other operating income	67	12	35	6

Total	1,729	1,274	911	702

Other expense
Salaries and employee benefits	4,491	3,622	2,292	1,864
Occupancy expense	517	422	264	219
Advertising and marketing expense	248	145	133	90
Furniture and equipment expense	607	634	296	326
Loss on sale of assets	—	10	—	10
Other operating expenses	1,524	1,213	855	698

Total	7,387	6,046	3,840	3,207

Income before income taxes	2,022	1,412	885	770
Income tax expense	693	479	303	262

Net income	$1,329	$933	$582	$508

Basic net income per share	$0.36	$0.26	$0.16	$0.14

Diluted net income per share	$0.36	$0.26	$0.16	$0.14

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Six months ended June 30, 2008 and 2007

(Unaudited)

						Accumulated
					Nonvested	Other
(Dollars in thousands,)	Common Stock		Capital	Retained	Restricted	Comprehensive
except shares)	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2006	3,569,874	36	25,756	3,626	(645)	(423)	28,350

Net income for the period				933			933

Other comprehensive loss, net of tax						(499)	(499)

Comprehensive income							434

Exercise of stock options	1,432		20				20

Stock compensation expense			74				74

Balance, June 30, 2007	3,571,306	$36	$25,850	$4,559	$(645)	$(922)	$28,878

Balance, December 31, 2007	3,677,974	37	28,689	2,908	(645)	(6)	30,983

Net income for the period				1,329			1,329

Other comprehensive loss, net of tax						(848)	(848)

Comprehensive income							481

Payment of fractional shares	(19)			(29)			(29)

Stock compensation expense			74				74

Balance, June 30, 2008	3,677,955	$37	$28,763	$4,208	$(645)	$(854)	$31,509

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,329	$933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	357
Provision for loan losses	619	450
Amortization less accretion on investments	28	23
Amortization of deferred loan costs	7	4
(Gain)Loss on sale of securities available-for-sale	(90)	101
Loss on sale of other real estate	—	10
(Increase) decrease in interest receivable	305	(121)
Increase (decrease) in interest payable	165	(98)
(Increase) decrease in other assets	(1,550)	(57)
Stock compensation expense	74	74
Increase (decrease) in other liabilities	296	(31)

Net cash provided by operating activities	1,604	1,645

Cash flows from investing activities:
Net increase in loans to customers	(31,381)	(44,136)
Purchases of securities available-for-sale	(51,493)	(11,442)
Maturities of securities available-for-sale	7,738	2,313
Proceeds from sales of securities available-for-sale	—	10,947
(Purchase) sale of nonmarketable equity securities	(211)	22
Purchases of premises and equipment	(579)	(662)
Proceeds from disposals of premises and equipment	—	1,518
Proceeds from sale of other real estate	12	85
Purchase of life insurance contracts	(7,200)

Net cash used by investing activities	(83,114)	(41,355)

Cash flows from financing activities:
Net increase in deposits	67,478	40,715
Increase in federal funds purchase	2,031	—
Increase in FHLB borrowings	1,400	—
Increase in repurchase agreements	9,430	—
Decrease in notes payable	—	(3,478)
Exercise of stock options	—	20
Cash paid in lieu of fractional shares	(29)	—

Net cash provided by financing activities	80,310	37,257

Net increase (decrease) in cash and cash equivalents	(1,200)	(2,453)

Cash and cash equivalents, beginning of period	11,613	28,701

Cash and cash equivalents, end of period	$10,413	$26,248

Cash paid during the period for:
Income taxes	$552	$689

Interest	$6,549	$6,821

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2008 and for the interim periods ended  June  30, 2008 and 2007 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2007 Annual Report on Form 10-KSB.

In January 2008, the Board of Directors declared a 2 for 1 stock split payable on March 13, 2008, to shareholders of record at January 30, 2008.  As a result of the stock split in the form of a 100% stock dividend, 1,784,937 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2007.  In January 2007, the Board of Directors declared a 3.0% stock dividend payable on March 13, 2007, to shareholders of record on February 10, 2007.  As a result of the dividend, 52,083 shares were issued.  All share and per share amounts have been adjusted to reflect these dividends.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This

HCSB FINANCIAL CORPORATION

Note 2 - Recently Issued Accounting Pronouncements

Will be effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active

HCSB FINANCIAL CORPORATION

exchange market, as well as U.S. Treasuries and money market funds.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

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

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$92,079	—
Mortgage loans held for sale	—	$467	—
Fair Value Hedge	—	$221	—
Total	$—	$92,767	—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $3,161,000.

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

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,329	3,677,960	$0.36

Effect of dilutive securities
Stock options	—	31,503
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,329	3,709,463	$0.36

	Six Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$933	3,571,238	$0.26

Effect of dilutive securities
Stock options	—	28,264
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$933	3,599,502	$0.26

	Three Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$582	3,677,960	$0.16

Effect of dilutive securities
Stock options	—	58,022
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$582	3,735,982	$0.16

	Three Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$508	3,571,238	$0.14

Effect of dilutive securities
Stock options	—	45,469
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$508	3,616,707	$0.14

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,436)	$531	$(905)
Plus: reclassification adjustment for gains (losses) realized in net income	90	(33)	57
Net unrealized gains (losses) on securities	(1,346)	498	(848)
Other comprehensive income (loss)	$(1,346)	$498	$(848)

	Six Months Ended June 30, 2007
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(691)	$256	$(435)
Plus: reclassification adjustment for (gains) losses realized in net income	(101)	37	(64)
Net unrealized gains (losses) on securities	(792)	293	(499)
Other comprehensive income (loss)	$(792)	$293	$(499)

	Three Months Ended June 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,893)	$511	$(1,382)
Plus: reclassification adjustment for gains (losses) realized in net income	69	(26)	43
Net unrealized gains (losses) on securities	(1,824)	485	(1,339)
Other comprehensive income (loss)	$(1,824)	$485	$(1,339)

	Three Months Ended June 30, 2007
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(977)	$362	$(615)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(977)	362	(615)
Other comprehensive income (loss)	$(977)	$362	$(615)

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the anticipated results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2007 Annual Report on Form 10-KSB under the heading “Risk Factors” as filed with the Securities and Exchange Commission and the following:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and six months ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007 and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Changes in Financial Condition and Results of Operations

Net Interest Income

For the six months ended June 30, 2008, net interest income was $8,299,000, an increase of $1,665,000, or 25.10%, over the same period in 2007.  Interest income from loans, including fees, was $13,141,000, an increase of $1,515,000, or 13.03%, from the six months ended June 30, 2007 as demand for loans in our marketplace continued to grow.  Interest income on taxable securities totaled $1,486,000 for the six months ended June 30, 2008, an increase of $395,000 over the same period in 2007.  This increase resulted from an increase of $42,470,000 in our securities available-for-sale, which we increased to improve the liquidity position of the bank.  Interest expense for the six months ended June 30, 2008 decreased $8,000, or 0.12%, to $6,715,000 as compared to $6,723,000 for the same period in 2007.  Interest on deposits decreased $105,000, or 1.96%, to $5,260,000 for the period ended June 30, 2008 as compared to $5,365,000 for the comparable period in 2007.  The net interest margin realized on earning assets improved to 3.76% for the six months ended June 30, 2008 as compared to 3.72% for the six months ended June 30, 2007.  The interest rate spread was 3.50% for the six months ended June 30, 2008 compared to 3.43% for the six months ended June 30, 2007.  The bank was able to achieve an improvement in its net interest margin due to the management of our cost of funds and due to the success of our branch network within Horry County, especially in our North Myrtle Beach and Myrtle Beach areas.

Net interest income increased from $3,495,000 for the quarter ended June 30, 2007 to $4,254,000 for the quarter ended June 30, 2008.  This represents an increase of $759,000, or 21.72%.  Interest income from loans, including fees, increased to $6,351,000 for the quarter ended June 30, 2008 from $6,072,000 for the quarter ended June 30, 2007.  Interest expense decreased $327,000, or 9.49%, to $3,120,000 for the three months ended June 30, 2008, compared to $3,447,000 for the three months ended June 30, 2007.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  For the six months ended June 30, 2008, the provision charged to expense was $619,000 compared to $450,000 for the six months ended June 30, 2007.  For the quarter ended June 30, 2008, the provision charged to expense was $440,000 compared to $220,000 during the same quarter in 2007.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.]

Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

We earned $1,729,000 in noninterest income during the six months ended June 30, 2008, an increase of $455,000, or 35.71%, from the comparable period in 2007.  The increase is primarily a result of gains on sale of securities of $90,000 for the six months ended June 30, 2008 as compared to a loss of $101,000 for the same period in 2007, an increase of $191,000, or 189.11%.  The increase is also a result of an increase of $143,000, or 21.25%, in service charges on deposit accounts from $673,000 for the six months ended June 30, 2007 to $816,000 for the six months ended June 30, 2008.  We also experienced an increase of $91,000, or 413.64%, in income from cash value life insurance.  Cash value life insurance increased $7,324,000 from $946,000 at June 30, 2007 to $8,270,000 at June 30, 2008 due to the bank implementing a Salary Continuation Plan for members of management during the first quarter of 2008.  Other income increased $55,000, or 458.33%, to $67,000 for the six months ended June 30, 2008.

For the quarter ended June 30, 2008, noninterest income increased $209,000, or 29.77%, over the same period in 2007.  This increase is primarily a result of income from cash value life insurance of $100,000 for the three months ended June 30, 2008 as compared to $10,000 for the three months ended June 30, 2007.  The increase is also a result of an increase of gains on sale of securities available-for-sale of $69,000, or 100.00%.  Service charges on deposit accounts also increased $82,000, or 24.40%, from $336,000 for the three months ended June 30, 2007 to $418,000 for the three months ended June 30, 2008.  There were decreases in fee income from residential mortgage loans sold in secondary market of $41,000, or 22.53%, from $182,000 for the three months ended June 30, 2007 to $141,000 for the three months ended June 30, 2008.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2008 was $7,387,000, an increase of $1,341,000, or 22.18%, from the comparable period in 2007, primarily attributable to the increase in salaries and employee benefits of $869,000, or 23.99%, over the six months ended June 30, 2007.  The increase in salaries and employee benefits is a result of additional personnel needed as the bank continued its branch expansion within Horry County and also to obtain additional staffing in our training, credit review and finance areas.  Employee benefits increased by $106,000, or 31.77%, due to an increase in cost of insurance premiums for employees as well as the increase in the number of employees.  Other operating expenses increased $311,000, or 25.64%, from $1,213,000 for the six months ended June 30, 2007 to $1,524,000 for the six months ended June 30, 2008.  Other operating expenses increased due to the growth the bank has experienced, which led to an increase in general operating expenses and increased insurance cost.  In addition, net occupancy increased $95,000, or 22.51%, from $422,000 for the six months ended June 30, 2007 to $517,000 for the six months ended June 30, 2008.  Finally, advertising and marketing expense increased $103,000, or 71.03%, from $145,000 for the six months ended June 30, 2007 to $248,000 for the six months ended June 30, 2008.

For the quarter ended June 30, 2008, we incurred $3,840,000 in noninterest expense, an increase of $633,000, or 19.74%, over the same period in 2007.  Salaries and employee benefits increased the most between the quarter ended June 30, 2007 and the quarter ended June 30, 2008 by $428,000, or 22.96%, to $2,292,000.  This increase in salaries and employee benefits is largely due to additional personnel needed for our branch expansion.  Other operating expenses increased $157,000, or 22.49%, from $698,000 for the quarter ended June 30, 2007 to $855,000 for the quarter ended June 30, 2008 as a result of the growth of the bank.  In addition, net occupancy expense increased $45,000, or 20.55%, from $ 219,000 for the three months ended June 30, 2007 to $264,000 for the three months ended June 30, 2008 due to our continued branch expansion.  Finally, advertising and marketing expense increased $43,000, or 47.78%, to $133,000 for the three months ended June 30, 2008 due to the bank’s increased marketing efforts promoting our new branches.

Income Taxes

The income tax provision for the six months ended June 30, 2008 was $693,000, as compared to $479,000 for the same period in 2007.  The effective tax rates were 34.27% and 33.92% for the six months ended June 30, 2008 and 2007, respectively.  The effective tax rates were 34.24% and 34.03% for the quarters ended June 30, 2008 and 2007, respectively.

Earnings Performance

We have experienced growth in earnings during the first half of 2008, which is attributable partly to our increase in yield on our earning assets and our objective of acquiring employees to help increase shareholder return.  Average earnings assets increased $96,302,000 from $347,211,000 for the period ended June 30, 2007 to $443,513,000 for the period ended June 30, 2008.  With the decrease in interest rates, the yield on average earning assets decreased from 7.76% for the period ended June 30, 2007 to 6.81% for the period ended June 30, 2008.  Despite a decrease in the yield on our earning assets, the bank had an increase in the net interest margin realized on our earning assets by better managing our cost of funds, which decreased from 4.32% for the period ended June 30, 2007 to 3.31% for the period ended June 30, 2008.  The bank has also experienced an improvement in earnings from the decision of management to sacrifice short-term earnings during 2007 by employing additional staffing to achieve the long-range goals of the Company.  Salaries and employee benefits increased $869,000, or 23.99%, to $4,491,000 for the period ended June 30, 2008.  The increase in yield on earning assets and the employing of additional personnel in our training, credit review, and finance areas helped contribute to an increase in net income of $396,000, or 42.44%, from $933,000 for the period ended June 30, 2007 to $1,329,000 for the period ended June 30, 2008.  For the quarter ended June 30, 2008, net income was $582,000 compared to $508,000 for the quarter ended June 30, 2007.  This represents an increase of $74,000, or 14.57%, from the quarter ended June 30, 2007.

Assets and Liabilities

During the first six months of 2008, total assets increased $81,326,000, or 18.55%, when compared to December 31, 2007.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $42,470,000 during the first six months of 2008.  Net loans increased $32,126,000, or 9.21%, from December 31, 2007 to June 30, 2008.  Federal funds sold decreased $3,655,000, or 100%, as a result of the growth in our loan portfolio.  Total deposits increased $67,478,000, or 19.80%, to $408,329,000 from the December 31, 2007 amount of $340,851,000.  Within the deposit area, interest-bearing deposits increased $63,819,000, or 20.69%, and noninterest-bearing deposits increased $3,659,000, or 11.29%, during the first six months of 2008.  Other time deposits increased $71,873,000, or 81.71%, to $159,831,000 at June 30, 2008 due to the bank utilizing non-traditional sources of funding, such as brokered deposits, to fund our growth in our loan and investment portfolio.  The increase in deposits has helped us to partially fund the growth in our loan and securities portfolio.  Our additional presence in the North Myrtle Beach and Myrtle Beach markets has been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale increased from $49,609,000 at December 31, 2007 to $92,079,000 at June 30, 2008.  This represents an increase of $42,470,000, or 85.61%, from December 31, 2007 to June 30, 2008.  Securities available-for-sale increased to improve the liquidity position of the bank and to pledge against our repurchase agreements and public funds.

Loans

Net loans increased $32,126,000, or 9.21%, to $380,797,000 during the six-month period ended June 30, 2008.  Loan demand in general continued to increase in our market areas in the first half of 2008.  As expected during this time of year, agricultural loans increased $4,735,000, or 65.57%, from December 31, 2007.  Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Real estate - construction and land development	$61,663	59,084
Real estate - other	218,832	201,448
Agricultural	11,956	7,221
Commercial and industrial	73,000	64,019
Consumer	17,959	18,535
Other, net	1,238	1,899

	$384,648	$352,206

During the six months ended June 30, 2008, nonaccrual loans increased from $2,696,000 at December 31, 2007 to $3,161,000.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Loans: Nonaccrual loans	$3,161	2,696
Accruing loans more than 90 days past due	—	—
Loans identified by the internal review mechanism:
Criticized	4,952	4,491
Classified	3,464	1,830

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007

Balance, January 1	$3,535	$2,718
Provision for loan losses for the period	619	450
Net loans charged off for the period	(303)	(79)

Balance, end of period	$3,851	$3,089

Gross loans outstanding, end of period	$384,648	$300,728

Allowance for Loan Losses to loans outstanding	1.00%	1.03%

Deposits

At June 30, 2008, total deposits had increased by $67,478,000, or 19.80%, from December 31, 2007.  Noninterest bearing deposits increased $3,659,000 and interest-bearing deposits increased to $372,263,000.  Expressed in percentages, noninterest-bearing deposits increased 11.29% and interest-bearing deposits increased 20.69%.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Noninterest-bearing demand deposits	$36,066	32,407
Interest-bearing demand deposits	47,580	43,299
Savings and money market deposits	97,217	113,143
Certificates of deposits	227,466	152,002

	$408,329	$340,851

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2008:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$75	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	2.80%	33	March 22, 2011	5,000
January 17, 2002	2.72%	51	January 17, 2012	5,000
July 23, 2002	3.81%	48	July 23,2012	5,000
December 8, 2004	3.87%	17	December 8, 2008	1,700
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	56	September 4, 2012	5,000
September 7, 2007	4.05%	11	September 7, 2012	1,000
October 15, 2007	4.59%	58	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	27	March 19, 2015	4,000
April 2, 2008	2.57%	28	April 2, 2009	5,400

		$535		$53,700

Interest is payable quarterly except for the advances dated December 8, 2004 of $1,700,000 and April 2, 2008 of $5,400,000 on which interest is payable monthly.  Initially all advances bear interest at a fixed rate except the advance dated April 2, 2008 of $5,400,000 which bears a variable rate; however, at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating.  Also on these dates the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of June 30, 2008, $11,300,000 were fixed rate credits; $27,000,000 were convertible advances; $10,000,000 were adjustable rate credits: and $5,400,000 were daily rate credits.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $21,758,000 at June 30, 2008 and our commercial nonindustrial loans, which totaled $4,871,000 at June 30, 2008.  We have also pledged our investment in Federal Home Loan Bank stock of $3,204,000, which is included in nonmarketable equity securities.  In addition, we pledged $7,524,000 in HELOC/second mortgage loans, as well as $30,994,000 in available-for-sale agency securities.

We have also entered into interest rate swap agreements associated with Federal Home Loan Bank advances.  The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized loss related to the rate swap was $203,000 at June 30, 2008.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 79.70% at June 30, 2008 and 87.11% at December 31, 2007.

Unpledged securities available-for-sale, which totaled $22,852,000 at June 30, 2008, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2008, unused lines of credit totaled $28,300,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of June 30, 2008, our unused line of credit with Federal Home Loan Bank was $9,333,000.

Capital Resources

Total shareholders’ equity increased from $30,983,000 at December 31, 2007 to $31,509,000 at June 30, 2008.  The increase of $526,000 is primarily attributable to net income for the period of June 30, 2008 of $1,329,000.  The unrealized loss related to the change in fair market value on available-for-sale securities of $848,000 had an overall negative effect on shareholders’ equity.

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

The following table summarizes our risk-based capital at June 30, 2008:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$31,509	36,523
Plus: qualifying trust preferred securities	6,000	—

Plus: unrealized losses on available-for-sale securities	854	854

Tier 1 capital	38,363	37,377

Plus: allowance for loan losses (1)	3,851	3,851

Total capital	$42,214	$41,228

Net risk-weighted assets	408,575	407,305

Risk based capital ratios
Tier 1 capital (to net risk-weighted assets)	9.39%	9.17%
Total capital (to net risk-weighted assets)	10.33%	10.11%
Tier 1 capital (to total average assets)	8.40%	7.57%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2008, we had issued commitments to extend credit of $73,727,000 and standby letters of credit of $1,811,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$1,682	4,526	43,961	50,169	23,558	73,727
Standby letters of credit	—	68	1,693	1,761	50	1,811

Total	$1,682	$4,594	$45,654	$51,930	$23,608	$75,538

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our 2007 Annual Report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    There are no material legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 24, 2008.  The matters presented to our shareholders for consideration was the election of seven nominees to the Board of Directors and to ratify the appointment of our independent registered public accountants.  Johnny C. Allen, Russell R. Burgess, Jr., Larry G. Floyd, Tommie W. Grainger, and Gwyn G. McCutchen, D.D.S. were nominated as Class III directors to serve a three-year term, expiring at the 2011 Annual Meeting of Shareholders, and Clay D. Brittain, III and Michael S. Addy were nominated as Class II directors for a two-year term, expiring at the 2010 Annual Meeting of Shareholders.  The following chart details the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, for each nominee listed below.

Nominees	For	Withheld
Johnny C. Allen	2,590,483	16,628
Russell R. Burgess, Jr.	2,601,443	5,668
Larry G. Floyd	2,601,475	5,636
Tommie W. Grainger	2,601,475	5,636
Gwyn G. McCutchen	2,601,475	5,636
Clay D. Brittain, III	2,601,475	5,636
Michael S. Addy	2,601,475	5,636

There were no broker non-votes.  The other directors that continued in office after the meeting are as follows:

Class I

D. Singleton Bailey

Franklin C. Blanton

Rachel B. Broadhurst

T. Freddie Moore

Carroll D. Padgett, Jr.

Class II

James R. Clarkson

J. Lavelle Coleman

Boyd R. Ford, Jr.

The shareholders also ratified the appointment of Elliott Davis, LLC as our independent registered public accountant.  There were 2,561,873 votes for Elliott Davis, 45,238 votes against, and no abstentions.  There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications.

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.