Form 10-Q
period 2008-09-30
HCSB FINANCIAL CORP
filed 2008-11-14
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,677,955 shares of common stock, $.01 par value, were issued and outstanding as of October 16, 2008.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,488	$7,958
Federal funds sold	—	3,655

Total cash and cash equivalents	11,488	11,613

Investment securities:
Securities available-for-sale	141,554	49,609
Nonmarketable equity securities	5,124	3,327

Total investment securities	146,678	52,936

Loans held for sale	623	2,008

Loans receivable	401,809	352,206
Less allowance for loan losses	(4,026)	(3,535)

Loans, net	397,783	348,671

Premises, furniture, and equipment, net	18,126	16,051
Accrued interest receivable	3,875	3,473
Cash value of life insurance	8,368	—
Other assets	4,599	2,647

Total assets	$591,540	$438,353

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$32,811	$32,407
Interest-bearing transaction accounts	44,603	43,299
Money market savings accounts	81,613	104,310
Other savings accounts	5,995	8,833
Time deposits $100,000 and over	67,651	64,044
Other time deposits	210,739	87,958

Total deposits	443,412	340,851

Federal Funds Purchased	3,443	—

Repurchase Agreements	9,145	5,000
Advances from the Federal Home Loan Bank	88,950	52,300
Notes payable	3,000	—
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,685	982
Other liabilities	2,681	2,051

Total liabilities	558,502	407,370

Shareholders’ Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,677,955 and 3,677,974 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	37	37
Capital surplus	28,800	28,689
Nonvested restricted stock	(645)	(645)
Retained earnings	5,002	2,908
Accumulated other comprehensive income (loss)	(156)	(6)

Total shareholders’ equity	33,038	30,983

Total liabilities and shareholders’ equity	$591,540	$438,353

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest income
Loans, including fees	$19,525	$18,322	$6,384	$6,696
Investment securities:
Taxable	2,924	1,648	1,438	557
Tax-exempt	222	214	72	72
Nonmarketable equity securities	174	129	32	44
Federal funds sold	102	545	7	132

Total	22,947	20,858	7,933	7,501

Interest expense
Deposit accounts	7,987	8,372	2,727	3007
Advances from the Federal Home Loan Bank	1,694	1,691	576	581
Other interest expense	594	398	257	150

Total	10,275	10,461	3,560	3,738

Net interest income	12,672	10,397	4,373	3,763
Provision for loan losses	1,004	720	385	270

Net interest income after provision for loan losses	11,668	9,677	3,988	3,493

Other income
Service charges on deposit accounts	1,283	1,042	467	369
Credit life insurance commissions	40	41	13	13
Brokerage commissions	131	276	11	118
Gain on sale of mortgage loans	465	515	121	171
Gain/(Loss) on sale of securities	89	(101)	(1)	—
Other fees and commissions	221	204	69	66
Income from cash value life insurance	213	33	100	11
Other income	99	27	32	15

Total	2,541	2,037	812	763

Other expense
Salaries and employee benefits	6,629	5,635	2,138	2,013
Occupancy expense	788	654	271	232
Advertising and marketing expense	334	287	86	142
Furniture and equipment expense	920	969	313	335
Gain (Loss) on sale of other real estate	—	11	—	1
Other operating expenses	2,306	1,855	782	642

Total	10,977	9,411	3,590	3,365

Income before income taxes	3,232	2,303	1,210	891
Income tax expense	1,109	783	416	304

Net income	$2,123	$1,520	$794	$587

Basic net income per share	$0.58	$0.43	$0.22	$0.16

Diluted net income per share	$0.57	$0.42	$0.21	$0.16

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2008 and 2007

(Unaudited)

						Accumulated Other Comprehensive Income

	Common Stock		Capital Surplus	Retained Earnings	Restricted Stock
(Dollars in thousands)	Shares	Amount					Total
Balance, December 31, 2006	3,569,874	$36	$25,756	$3,626	$(645)	$(423)	$28,350

Net income for the period				1,520			1,520

Other comprehensive loss, net of tax						(52)	(52)

Comprehensive income							1,468

Exercise of stock options	1,432		20				20

Stock compensation expense			111				111

Balance, September 30, 2007	3,571,306	$36	$25,887	$5,146	$(645)	$(475)	$29,949

Balance, December 31, 2007	3,677,974	37	28,689	2,908	(645)	(6)	30,983

Net income for the period				2,123			2,123

Other comprehensive loss, net of tax						(150)	(150)

Comprehensive income							1,973

Payment of fractional shares	(19)			(29)			(29)

Stock compensation expense			111				111

Balance, September 30, 2008	3,677,955	$37	$28,800	$5,002	$(645)	$(156)	$33,038

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$2,123	$1,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	541
Provision for loan losses	1,004	720
Amortization less accretion on investments	74	29
Amortization of deferred loan costs	8	7
Stock compensation expense	111	111
(Gain)/Loss on calls of securities available-for-sale	(89)	101
Gain on sale of premises and equipment	—	—
(Gain) loss on sale of other real estate owned	—	11
Increase in deferred tax	(144)	(191)
Increase in interest receivable	(402)	(653)
Increase (decrease) in interest payable	703	(121)
(Increase) decrease in other assets	(137)	416
Increase in other liabilities	630	123

Net cash provided by operating activities	4,523	2,614

Cash flows from investing activities:
Net increase in loans to customers	(50,446)	(69,222)
Purchases of securities available-for-sale	(102,435)	(14,775)
Maturities of securities available-for-sale	10,267	3,118
Proceeds from sales of securities available-for-sale	—	10,947
Purchases of nonmarketable equity securities	(1,797)	(154)
Purchases of premises and equipment	(2,718)	(1,332)
Proceeds from disposals of premises and equipment	—	1,518
Purchase of life insurance contracts	(7,422)
Proceeds from sale of other real estate	12	85

Net cash used by investing activities	(154,539)	(69,815)

Cash flows from financing activities:
Net increase in deposits	102,681	41,791
Increase/(Decrease) in Notes Payable	3,000	(3,478)
Increase in Federal Funds Purchased	3,443	2,869
Increase in FHLB borrowings	36,650	3,910
Increase in Repurchase Agreements	4,145	5,000
Proceeds from exercise of stock options	—	20
Cash paid in lieu of fractional shares	(28)	—

Net cash provided by financing activities	149,891	50,112

Net decrease in cash and cash equivalents	(125)	(17,089)

Cash and cash equivalents, beginning of period	11,613	28,701

Cash and cash equivalents, end of period	$11,488	$11,612

Cash paid during the period for:
Income taxes	$882	$768

Interest	$9,417	$10,560

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

HCSB FINANCIAL CORPORATION

Note 2 - Recently Issued Accounting Pronouncements - continued

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

HCSB FINANCIAL CORPORATION

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

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investment securities	$—	$141,554	—

Mortgage loans held for sale	—	$623	—

Fair Value Hedge	—	$202	—

Total	$—	$142,379	—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $5,376,000.

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

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

HCSB FINANCIAL CORPORATION

Note 2 - Recently Issued Accounting Pronouncements – continued

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

HCSB FINANCIAL CORPORATION

Note 3 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2008 and 2007 and for the three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(327)	$121	$(206)

Plus: reclassification adjustment for gains (losses) realized in net income	89	(33)	56

Net unrealized gains (losses) on securities	(238)	88	(150)

Other comprehensive income (loss)	$(238)	$88	$(150)

	Nine Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$18	$(6)	$12

Plus: reclassification adjustment for gains (losses) realized in net income	(101)	37	(64)

Net unrealized gains (losses) on securities	(83)	31	(52)

Other comprehensive income (loss)	$(83)	$31	$(52)

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Comprehensive Income - continued

	Three Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$1,108	$(410)	$698

Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	1,108	(410)	698

Other comprehensive income (loss)	$1,108	$(410)	$698

	Three Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$711	$(263)	$448

Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	711	(263)	448

Other comprehensive income (loss)	$711	$(263)	$448

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

hcsb financial corpoRATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,122,972	3,677,958	$0.58
Effect of dilutive securities
Stock options	0	33,395
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,122,972	3,711,353	$0.57

	Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,520,350	3,571,261	$0.43
Effect of dilutive securities
Stock options		23,859
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,520,350	3,595,120	$0.42

	Three Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$794,405	3,677,958	$0.22
Effect of dilutive securities
Stock options	0	57,944
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$794,405	3,735,902	$0.21

	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$587,172	3,571,261	$0.16
Effect of dilutive securities
Stock options		54,199
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$587,172	3,625,460	$0.16

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

hcsb financial corpoRATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007 and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  We are evaluating whether to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Changes in Financial Condition and Results of Operations

Net Interest Income

For the nine months ended September 30, 2008, net interest income was $12,672,000, an increase of $2,275,000, or 21.88%, over the same period in 2007.  For the nine months ended September 30, 3008, interest income from loans, including fees, was 19,525,000, an increase of $1,203,000, or 6.57%, over the comparable period in 2007.  Interest income on investment securities increased $1,284,000, or 68.96%, from $1,862,000 for the nine months ended September 30, 2007 to $3,146,000 for the comparable period in 2008 due to the increase of $91,945,000 during 2008 in securities available-for-sale.  The bank increased its investment in securities available-for-sale to improve our liquidity position.  Interest income from federal funds sold decreased $443,000, or 81.28%, for the nine months ended September 30, 2008 as compared to the same period in 2007.  The decline was due to the decrease in the volume of federal funds sold throughout the first nine months of 2008 resulting from the bank’s loan and securities growth.  Since total deposits did not increase in proportion to our loan and securities growth, federal funds purchased were utilized as a funding source at times during the quarter ended September 30, 2008.  Interest expense for the nine months ended September 30, 2008 was $10,275,000, compared to $10,461,000 for the same period in 2007, a decrease of 186,000, or 1.78%.  This decrease is largely attributable to a decrease in the rate of interest charged on our funding sources.  Interest expense on FHLB advances increased $3,000, or 0.18%, to $1,694,000 for the nine month period ended September 30, 2008 as compared to $1,691,000 for the same period in 2007.  The net interest margin realized on earning assets was 3.63% for the nine months ended September 30, 2008, compared to 3.90% for the nine months ended September 30, 2007.  The interest rate spread was 3.38% for the nine months ended September 30, 2008, compared to 3.48% for the nine months ended September 30, 2007.

Net interest income increased from $3,763,000 for the quarter ended September 30, 2007, to $4,373,000 for the quarter ended September 30, 2008.  This represents an increase of $610,000, or 16.21%.  The increase in net interest income is due to a better management of the bank’s cost of funds and the growth in our investment securities during 2008.  Interest income from loans, including fees, decreased by $312,000, or 4.66%, to $6,384,000 for the quarter ended September 30, 2008 compared to $6,696,000 for the quarter ended September 30, 2007.  This decrease is primarily attributable to the lower interest rate environment, which has decreased the yield earned on our loan portfolio.  Interest expense decreased $178,000, or 4.76%, to $3,560,000 for the three months ended September 30, 2008, compared to $3,738,000 for the three months ended September 30, 2007.  The decrease is largely attributable to the decrease in interest expense on our money market deposit account, which has decreased $954,000 for the three months ended September 30, 2008 to $379,000 compared to $1,333,000 for the comparable period in 2007.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  For the nine months ended September 30, 2008, the provision charged to expense was $1,004,000, compared to $720,000 for the nine months ended September 30, 2007.  For the quarter ended September 30, 2008, the provision charged to expense was $385,000, as compared to $270,000 during the same quarter in 2007.  This increase in the provision for loan losses was attributable to the increase in the bank’s loan portfolio.  As of September 30, 2008, the allowance for loan losses was 1.00% of total loans outstanding as compared to 1.02% as of September 30, 2007.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2008 was $2,541,000, an increase of $504,000, or 24.74%, from the comparable period in 2007.  The increase is primarily the result of service charges on deposit accounts of $1,283,000 for the nine months ended September 30, 2008 compared to $1,042,200 for the same period in 2007.  This increase is largely due to the growth the bank has experienced in total deposits of $102,561,000 during 2008.  Also, our gains on sale of securities increased by $190,000, or 188.12%, from a loss of $101,000 for the nine months ended September 30, 2007 to a gain of $89,000 for the nine months ended September 30, 2008.  In addition, the bank had additional income from our bank-owned life insurance policies, which increased $180,000, or 545.45%, from $33,000 for the nine months ended September 30, 2007 to $213,000 for the nine months ended September 30, 2008 due to an increase in the bank’s investment in bank-owned life insurance policies of $7,422,000 during 2008.  The bank also experienced some declines in fee income generated from gains on sale of residential mortgage loans and brokerage commissions.  Gains on sale of residential loans declined $50,000, or 9.71%, to $465,000 for the nine months ended September 30, 2008 from $515,000 for the nine months ended September 30, 2007.  Also brokerage commissions declined $145,000, or 52.54%, to $131,000 for the nine months ended September 30, 2008 from $276,000 for the nine months ended September 30, 2007.

For the quarter ended September 30, 2008, noninterest income increased $49,000, or 6.42%, over the same period in 2007.  This increase is primarily the result of service charges on deposit accounts, which increased $98,000, or 26.56%, from $369,000 for the quarter ended September 30, 2007, to 467,000 for the quarter ended September 30, 2008.  The bank also experienced increases in income from cash value of life insurance of $89,000, or 809.09%, from $11,000 for the quarter ending September 30, 2007 to $100,000 for the quarter ended September 30, 2008.  Also the bank experienced some decrease in the income earned in our gains on sale of residential mortgage loans and our brokerage commissions.  The bank earned $121,000, a decrease of $50,000, or 29.24%, in gains on sale of mortgage loans in the secondary market due to the decline in the health of the economy and the strengthening of standards to originate and close a mortgage loan in the secondary market.  Our brokerage commission declined $107,000, or 90.68%, from $118,000 for the three months ended September 30, 2007 to $11,000 for the three months ended September 30, 2008.  This decline is a result of the risk aversion our customers are experiencing due to the decline in market conditions and the reduction of personnel in this area.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2008 was $10,977,000, which was $1,566,000, or 16.64% higher than for the nine months ended September 30, 2007.  The primary reason for this increase was the $994,000 increase in salaries and employee benefits from $5,635,000 for the nine months ended September 30, 2007 to $6,629,000 for the same period in 2008.  The bank took advantage of an opportunity created by the merger of two banks in the area to hire experienced personnel in support service positions and management areas in order to strengthen the management team and better position the bank for potential future growth.  Employee benefits also increased by $138,000, or 26.52%, due to an increase in the number of employees of the bank as well as the cost of insurance premiums for employees.  Marketing and advertising expenses increased by $47,000, or 16.38%, from $287,000 for the nine months ended September 30, 2007 to $334,000 for the same period in 2008 due to the continued expansion of our bank.  Also, net occupancy expense increased by $134,000, or 20.49%, for the nine months ended September 30, 2008 as compared to the same period in 2007 due to the expansion of the branch network in the North Myrtle Beach and Conway markets.  In addition, other operating expenses increased by $451,000, or 24.31%, for the nine months ended September 30, 2008 as compared to the same period in 2007.

For the quarter ended September 30, 2008, noninterest expense increased $225,000, or 6.69%, over the same period in 2007.  The largest increase between the quarter ended September 30, 2008 and the quarter ended September 30, 2007 was in salaries and employee benefits, which increased by $125,000, or 6.21%.  Net occupancy expense also increased $39,000, or 16.81%, to $271,000 for the quarter ended September 30, 2008 from $232,000 for the quarter ended September 30, 2007.  In addition, other operating expenses increased $140,000 between the three month periods ended September 30, 2007 and September 30, 2008.

Income Taxes

The income tax provision for the nine months ended September 30, 2008 was $1,109,000, as compared to $783,000 for the same period in 2007.  The effective tax rates were 34.31% and 34.00% for the nine months ended September 30, 2008 and 2007, respectively.  The effective tax rates were 34.38% and 34.12% for the quarters ended September 30, 2008 and 2007, respectively.

Earnings Performance

The combination of the above factors resulted in net income for the nine months ended September 30, 2008 of $2,123,000, as compared to $1,520,000 for the same period in 2007.  This represents an increase of $603,000, or 39.67%, over the same period in 2007.  For the quarter ended September 30, 2008, net income was $794,000, as compared to $587,000 for the quarter ended September 30, 2007.  This represents an increase of $207,000, or 35.26%, from the quarter ended September 30, 2007.  Average earnings assets increased $109,994,000 from $347,211,000 for the period ended September 30, 2007 to $466,917,000 for the period ended September 30, 2008.  This increase in earning assets and the better management of our cost of funds has helped contribute to the increase in earnings from September 30, 2008 to its comparable period in 2007.  Our cost of funds has decreased 115 basis points from 4.33% for the period ended September 30, 2007 to 3.18% for the same period in 2008.  This has helped us maintain a comparable spread to that in 2007 even in the low interest rate environment experienced throughout 2008.  Also the bank has experienced an improvement in earnings from the decision of management to sacrifice short-term earnings during 2007 by employing additional staffing to achieve the long-range goals of the Company.  Total salaries and employee benefits increased $994,000 from $5,635,000 for the nine months ended September 30, 2007 to $6,629,000 for the same period in 2008 due to the bank’s decision to hire additional personnel in its training, credit review, and finance areas.

Assets and Liabilities

During the first nine months of 2008, total assets increased $153,187,000, or 34.95%, when compared to December 31, 2007.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $91,945,000 during the first nine months of 2008.  Total deposits increased $102,561,000, or 30.09%, compared to the December 31, 2007 balance of $340,851,000.  Within the deposit area, interest-bearing deposits increased $102,157,000, or 33.12%, from the December 31, 2007 balance of $308,444,000 and noninterest-bearing deposits increased $404,000, or 1.25%, from the December 31, 2007 balance of $32,407,000.  The failure of deposit growth to keep pace with asset growth this year has caused the bank to obtain funding from other sources such as FHLB-Atlanta and brokered deposits.

Investment Securities

In January 2008, management decided to initiate a leverage strategy by purchasing both Agency and non-Agency mortgage backed securities.  We initiated this strategy with the goal of enhancing the bank’s earnings, as well as providing a source of liquidity to the bank.  The securities were acquired through bank approved securities dealers on the open market.  A thorough analysis was performed on each security prior to the purchase and each security is evaluated on a monthly basis to determine that performance is in line with our expectations.  All of the securities are classified as available-for-sale in the investment portfolio.  Investment securities available-for-sale increased from $49,609,000 at December 31, 2007 to $141,554,000 at September 30, 2008.  This represents an increase of $91,945,000, or 185.34%, from December 31, 2007 to September 30, 2008.  We also had nonmarketable equity securities, which totaled $5,124,000 at September 30, 2008, and $3,327,000 at December 31, 2007.

Investment Securities Portfolio Composition

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Government-sponsored enterprises	$19,411	$20,447
Obligations of state and local governments	7,368	7,730
Mortgage-backed securities	114,775	21,432
Non-marketable equity securities	5,124	3,327

	$146,678	$52,936

Loans

Net loans increased $49,112,000, or 14.09%, to $397,783,000 during the nine month period ended September 30, 2008 as compared to the December 31, 2007 balance of $348,671,000.  Growth was especially strong in the Myrtle Beach and North Myrtle Beach areas.  Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Real estate - construction and land development	$63,401	$59,084
Real estate - other	227,559	201,448
Agricultural	11,162	7,221
Commercial and industrial	78,162	64,019
Consumer	19,116	18,535
Other, net	2,409	1,899

	$401,809	$352,206

As of September 30, 2008, nonaccrual loans were $5,376,000, or 1.34%, of outstanding loans as compared to $824,000, or 0.25%, of outstanding loans on September 30, 2007.  The increase is primarily attributable to an increase in nonaccrual loans collateralized by various types of real estate, which were $4,749,000 as of September 30, 2008 as compared to $696,000 as of September 30, 2007.  This change is reflective of the deterioration in both the residential and commercial real estate markets in our trade area as well as the income streams of borrowers who primary source of revenue is directly related to the real estate market.  Included in the total of $4,749,000 in nonaccrual real estate secured loans on September 30, 2008 were four unrelated customer relationships, which totaled $3,760,000.  One of these relationships totals $1,050,000 and involves a dispute between the principals of a closely-held limited liability company and for which payments are now being received in accordance with a plan established by the Bankruptcy Court.  Of the other three relationships, one is in process of deeding the real estate collateral to the bank in lieu of foreclosure as approved by the Bankruptcy Court, a second is communicating regularly with the bank as he attempt to liquidate various real estate holdings in order to reduce his indebtedness and the third relationship is in the midst of a foreclosure action.  The bank believes that in each of these four relationships that our collateral value and guarantors are sufficient to satisfy the related loan amounts, but the bank has made sufficient provisions to the loan loss reserve in the event that deficiencies may occur.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Loans
Nonaccrual loans	$5,376	$2,696

Accruing loans more than 90 days past due	—	—

Criticized	6,837	4,491

Classified	3,444	1,830

Activity in the allowance for loan losses is as follows:

	September 30,
(Dollars in thousands)	2008	2007

Balance, January 1	$3,535	$2,718
Provision for loan losses for the period	1,004	720
Net loans recovered for the period	(513)	(115)

Balance, end of period	$4,026	$3,323

Gross loans outstanding, end of period	$401,809	$325,511

Allowance for loan losses to loans outstanding	1.00%	1.02%

Management attempts to take a conservative approach in rating the bank’s loan quality.  This practice combined with the deterioration in the residential and commercial real estate markets in the bank’s trade area have resulted in the increase in loans characterized as criticized and classified from $6,321,000 on September 30, 2007 to $10,281,000 as of September 30, 2008.  Management monitors each loan in these categories on at least on a quarterly basis in an effort to track collection progress, status of litigation, if applicable, and collateral values in relation to corresponding loan balances.  We believe that our allowance for loan losses is adequate based on our regular monitoring of our loan portfolio and historical performance of the bank’s loan portfolio.  Should the losses incurred from these criticized and classified losses exceed expectations, however, additional loan loss provisions would be necessary, which would result in a reduction in future earnings.

Deposits

At September 30, 2008, total deposits increased by $102,561,000, or 30.09%, from December 31, 2007.  The largest increase was in interest-bearing deposits, which increased $102,157,000 to $410,601,000 at September 30, 2008.  Expressed in percentages, interest-bearing deposits increased 33.12%, and noninterest-bearing deposits increased 1.25%.  The largest increase in interest-bearing deposit accounts was in time deposits, which increased $126,388,000, or 83.15%.  This increase is due to the competitive rates offered on non-traditional sources of funding, such as brokered deposits, to fund our securities and loan growth.

Balances within the major deposit categories are as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Noninterest-bearing demand deposits	$32,811	32,407
Interest-bearing demand deposits	44,603	43,299
Savings deposits	87,608	113,143
Certificates of deposits	278,390	152,002

	$443,412	$340,851

Another aspect of the EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At September 30, 2008 the bank had time deposits of $100,000 or more of $67,651,000 of which most of these deposits would be covered under the new FDIC insurance coverage.  Also, $6,734,000 million, or 9.95% of these deposits, are to local public entities that are required to have securities as collateral.

In addition, the bank anticipates opting out of the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of the EESA.  This guarantee applies to the following transactions:

•                                          All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•                                          Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2008:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
July 23, 2002	3.81%	$48	July 23, 2012	$5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
December 8, 2004	3.87%	5	December 8, 2008	1,700
January 18, 2005	2.79%	34	January 17, 2012	5,000
March 22, 2006	3.20%	36	March 22,2011	5,000
November 7, 2006	5.92%	76	March 1, 2010	5,000
November 9, 2006	6.49%	75	May 24, 2010	4,600
September 4, 2007	4.42%	57	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	58	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	27	March 19, 2015	4,000
April 2, 2008	3.25%	97	April 2, 2009	13,650
August 20, 2008	3.44%	—	August 20, 2018	5,000
September 4, 2008	3.60%	—	September 4, 2018	2,000
September 4, 2008	3.32%	—	September 4, 2018	5,000
September 8, 2008	3.25%	—	September 10, 2018	5,000
September 8, 2008	3.45%	—	September 10, 2018	5,000
September 18, 2008	2.95%	—	September 18, 2018	5,000
		$578		$88,950

Interest is payable quarterly except for the advances dated December 8, 2004 of $1,700,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating.  Also on these dates the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of September 30, 2008, $11,300,000 were fixed rate credits; $54,000,000 were convertible advances; and $23,650,000 were adjustable rate credits.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $32,144,000 at September 30, 2008 and our commercial nonindustrial loans, which totaled $5,242,000 at September 30, 2008.  We have also pledged our investment in Federal Home Loan Bank stock of $5,124,000, which is included in nonmarketable equity securities.  In addition, we pledged $7,271,000 in HELOC/second mortgage loans, as well as $60,993,000 in available-for-sale agency securities.

We have also entered into interest rate swap agreements associated with Federal Home Loan Bank advances.  The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized loss related to the interest rate swap was $159,000 at September 20, 2008.

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 72.96% at September 30, 2008, and 87.11% at December 31, 2007.

Unpledged securities available-for-sale, which had a market value of $43,385,000 at September 30, 2008, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At September 30, 2008, unused lines of credit totaled $28,300,000.  In addition, we have the ability to borrow from the Federal Home Loan Bank.  As of September 30, 2008, our available credit with Federal Home Loan Bank was $10,816,000 as compared to $9,333,000 as of June 30, 2008.

Capital Resources

Total shareholders’ equity increased from $30,983,000 at December 31, 2007 to $33,038,000 at September 30, 2008.  The increase of $2,055,000 is primarily attributable to net income of $2,123,000.  Also there were increases in shareholders’ equity due to stock compensation expense of $111,000.  There was also a decrease of $150,000 relating to the change in the market value on securities available for sale during this period.

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

The following table summarizes our risk-based capital at September 30, 2008:

	Company	Bank

Shareholders’ equity	$33,038	$40,912
Plus: unrealized losses on available-for-sale securities	156	156
Plus: Trust preferred securities	6,000	—

Tier 1 capital	39,194	41,068
Plus: allowance for loan losses (1)	4,026	4,026

Total capital

$

43,220

$

45,094

Risk-weighted assets	$430,764	$429,853

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	9.10%	9.55%

Total capital (to risk-weighted assets)	10.03%	10.49%

Tier 1 capital (to total average assets)	7.83%	7.49%

(1)         Limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $63,534,000 and standby letters of credit of $1,784,000 through various types of commercial lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

		After Three		After One
		Through		Year	After
	Within Three	Twelve	Within One	through	Five
(Dollars in thousands)	Month	Months	Year	Five years	Years	Total

Unused commitments to extend credit	$11,330	$28,381	$39,711	$6,932	$16,891	$63,534
Standby letters of credit	378	1,280	1,658	126	—	1,784

Totals	$11,708	$29,661	41,369	7,058	16,891	65,318

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	By:	/s/ James R. Clarkson
James R. Clarkson
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Edward L. Loehr, Jr.
Edward L. Loehr, Jr.
Principal Financial Officer

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.