Form 10-K
period 2008-12-31
HCSB FINANCIAL CORP
filed 2009-03-27
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number:  000-26995

HCSB FINANCIAL CORPORATION

(Name of small business Issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1079444 (I.R.S. Employer Identification No.)

5201 Broad Street Loris, South Carolina (Address of principal executive offices)	29569 (Zip Code)

Issuer’s telephone number: (843) 756-6333

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2008 was $32,456,046.  We have used our book value of $8.57 as of June 30, 2008, to calculate our public float, because there is not an active trading market for the Common Stock.  The Company’s management is also aware of several trades prior to this date in our Common Stock of $27.00 per share, but believes such trades do not accurately present the fair market value of our Common Stock.

The number of shares outstanding of the issuer’s common stock, as of March 13, 2009 was 3,787,170.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5-7)
Year Ended December 31, 2008

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on April 23, 2009

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

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our market area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts.  All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules).  We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which made up approximately 59.1% of our loan portfolio at December 31, 2008.  These loans are secured generally by first or second mortgages on residential or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

Commercial Loans.  At December 31, 2008, approximately 19.7% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 4.6% of our loan portfolio at December 31, 2008.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 1.8% of our loan portfolio consisted of agricultural loans at December 31, 2008.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 14.1% of our loan portfolio at December 31, 2008 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

Other Banking and Related Services

Other bank services which are in place or planned include cash management services, sweep accounts, repurchase agreements, cellular phone banking, remote deposit capture, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts.  We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions.  One of our non-executive officers is a registered representative of UVEST, and he effects transactions in securities and other non-deposit investment products.  We also offer MasterCard and VISA credit card services through a third party vendor.  We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2008, there were 24 financial institutions operating in Horry County, 13 financial institutions operating in Brunswick County and 7 financial institutions operating in Columbus County.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 15, 2009, we had 158 full-time employees and 1 part-time employee.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Horry County State Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

As of December 31, 2008, the bank was deemed to be “well capitalized.”

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On March 6, 2009, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 91,714 shares of our common stock for an aggregate purchase price of $12,895,000 million in cash.  We also entered into a letter agreement with the Treasury (the “Letter Agreement”) confirming the applicability of the provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) to the company.

The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by our board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

Pursuant to the terms of the certificate of designations creating the Series T Preferred Stock, we may only redeem the Series T Preferred Stock at par after May 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $3.2 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.  However, pursuant to the terms of ARRA and the ARRA Letter Agreement, we may, upon consultation with our primary federal regulator, repay the amount received for the Series T Preferred Stock at any time, without regard to whether we have replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series T Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with ARRA and any rules and regulations thereunder.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30,

2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP but will not participate in the DGP.

Insurance of Accounts and Regulation by the FDIC.   Deposits at the bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.   Based on current FDIC requirements and our current status, and assuming our status would be the same on April 1, 2009, we would anticipate quarterly assessments in the range of $100,000 to 135,000.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the  first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.    These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

Item 1A.  Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the Treasury Department has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Treasury Department announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.  On March 6, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series T Preferred Stock and the Warrant to the Treasury.

In addition, the FDIC created the TGLP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the DGP, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and will not participate in the DGP.

On February 17, 2009, the ARRA was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The ARRA also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The ARRA also imposes certain limitations on compensation paid by participants in the TARP, which includes programs under TARP such as the CPP in which we participate.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Because of our participation in the Treasury Department’s CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury Department, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury Department holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the Treasury Department pursuant to the CPP.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the Warrants to the Treasury for $12,895,000 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury Department.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury Department in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the Series T Preferred Stock and Warrants that we sold to the Treasury Department pursuant to the CPP.  If we were to repurchase all or a portion of such Series T Preferred Stock or Warrants, then our capital levels could be materially reduced.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 82.2% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a continued downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We are exposed to changes in the regulation of financial services companies.

                Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced the CPP under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities” above.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $284,776 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury Department under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans, which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The aggregate amount of all loans in excess of the supervisory loans-to-value limits should not exceed 100% of our bank’s capital.  As of December 31, 2008, approximately $17.5 million of our loans, or 39.9% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, within the aggregate limit noted above, total loans for all commercial, agricultural, multifamily or other non 1-4 family residential properties should not exceed 30% of total capital.  At December 31, 2008, loans collateralized by commercial, agricultural, multifamily or other non 1-4 family residential properties that exceeded the supervisory loan to value ratio were $9.2 million, or 21.0% of the bank’s capital.  During the first quarter of 2008, a loan for $4,085,000 was paid-off, which will reduce this ratio to 23.8% and will be in compliance with the 30% of capital threshold.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 73.2% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in the Myrtle Beach area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  During the second half of 2007, the Federal Reserve began to reduce short-term interest rates, which had an adverse effect on our earnings in 2008 and may continue to negatively impact our earnings in 2009.

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

During 2008, management has evaluated and reported on the internal controls of the company in which our independent registered public accounting firm will attest to our internal controls for fiscal year 2009.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

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

Item 2.  Description of Property.

The main office of the bank is located at 5009 Broad Street, Loris, South Carolina, 29569.  Our operational support services are located in our Operations Center at 5201 Broad Street, Loris, South Carolina, 29569.  Our executive offices are presently located on the second floor of our branch office at 1701 North Oak Street, Myrtle Beach, South Carolina and will be relocated into our planned new Corporate Center, which is being constructed on a five-acre tract in the Loris Commerce Center.  We began construction of this Corporate Center, and upon its completion in 2009, we plan to relocate into it our executive officers and operational support services, including central deposit and central credit operations, computer operations, audit and compliance operations, human resources, marketing and credit administration operations.  At that time we expect to offer for sale our present facility at 5201 Broad Street, Loris, South Carolina, 29569.

The bank presently owns 11 lots on which we have branch banking facilities in addition to the previously mentioned lot which houses our present Operations Center and the five-acre tract in the Loris Commerce Center.  In addition, the bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.  The bank also entered into a two-year lease agreement in May, 2007 for a building in the Plaza at Gator Hole at 596 Highway 17 North, North Myrtle Beach, South Carolina, 29582.

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

The bank purchased an additional lot at 609 Highway 17 South, North Myrtle Beach, South Carolina, 29582 in 2008 and expects to begin construction of its permanent Ocean Drive Beach branch on this site during the first quarter of 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 6.  Selected Financial Data.

N/A.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 6 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  Other Information.

N/A.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Additional information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on April 23, 2009.

Item11.  Executive Compensation.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on April 23, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a)) (1)

Equity compensation plans approved by security holders	82,788	$14.14	341,572
Equity compensation plans not approved by security holders	0	$0.00	0

Total	82,788	$14.14	341,572

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

Additional information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on April 23, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 12, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009 is incorporated herein by reference.

Item14.  Principal Accountant Fees and Services.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on April 23, 2009.

Item 15.  Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).*

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).*

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.4

Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.5

Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.6

ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.7	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.8

Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

10.10	Amendment No. 1 to the HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan adopted October 16, 2008.*

13	The Company’s 2008 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 19, 2009	By:	/s/James R. Clarkson
James R. Clarkson, President
& Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Clarkson, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/Michael S. Addy	Date: March 19, 2009
Michael S. Addy, Director

By:	/s/Johnny C. Allen	Date: March 19, 2009
Johnny C. Allen, Director

By:	/s/Clay D. Brittain, III	Date: March 19, 2009
Clay D. Brittain, III, Director

By:	/s/Rachel B. Broadhurst	Date: March 19, 2009
Rachel B. Broadhurst, Director

By:	/s/Russell R. Burgess, Jr.	Date: March 19, 2009
Russell R. Burgess, Jr., Director

By:	/s/D. Singleton Bailey	Date: March 19, 2009
D. Singleton Bailey, Director

By:	/s/Franklin C. Blanton	Date: March 19, 2009
Franklin C. Blanton, Director

By:	/s/James R. Clarkson	Date: March 19, 2009
James R. Clarkson, Director, President &
Chief Executive Officer

By:	/s/J. Lavelle Coleman	Date: March 19, 2009
J. Lavelle Coleman, Director

By:	/s/Larry G. Floyd	Date: March 19, 2009
Larry G. Floyd, Director

By:	/s/Boyd R. Ford, Jr.	Date: March 19, 2009
Boyd R. Ford, Jr., Director

By:	/s/Tommie W. Grainger	Date: March 19, 2009
Tommie W. Grainger, Director

By:	/s/Gwyn G. McCutchen	Date: March 19, 2009
Gwyn G. McCutchen, Director

By:	/s/T. Freddie Moore	Date: March 19, 2009
T. Freddie Moore, Director

By:	/s/Carroll D. Padgett, Jr.	Date: March 19, 2009
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).*

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).*

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.4

Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.5

Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.6

ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.7	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.8

Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

10.10	Amendment No. 1 to the HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan adopted October 16, 2008.*

13	The Company’s 2008 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.