Form 10-Q
period 2009-03-31
HCSB FINANCIAL CORP
filed 2009-05-15
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of May 15, 2009.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$14,585	$10,423
Federal funds sold	—	—
Total cash and cash equivalents	14,585	10,423

Securities available-for-sale	188,221	166,992
Nonmarketable equity securities	5,636	5,261
Total investment securities	193,857	172,253

Loans held for sale	1,393	70

Loans receivable	447,666	429,038
Less allowance for loan losses	(5,496)	(4,416)
Loans, net	442,170	424,622

Premises and equipment, net	19,766	19,056
Accrued interest receivable	3,632	3,625
Cash value of life insurance	9,139	8,465
Other assets	8,477	5,833
Total assets	$693,019	$644,347

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$31,947	$31,285
Interest-bearing transaction accounts	39,725	45,228
Money market savings accounts	112,964	94,008
Other savings accounts	6,633	5,661
Time deposits $100 and over	108,709	81,082
Other time deposits	220,249	227,487
Total deposits	520,227	484,751

Federal Funds purchased	4,976	7,653
Repurchase Agreements	13,517	9,172
Advances from the Federal Home Loan Bank	94,800	92,000
Notes payable	—	4,500
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,798	2,105
Other liabilities	3,713	3,530
Total liabilities	645,217	609,897

Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and and outstanding 12,895 and 0 shares at March 31, 2009 and December 31, 2008, respectively	11,843	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,787,170 and 3,788,293 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	38	38
Capital surplus	30,745	30,728
Common stock warrants	1,013	—
Nonvested restricted stock	(645)	(645)
Retained earnings	2,779	3,231
Accumulated other comprehensive loss	2,029	1,098
Total shareholders’ equity	47,802	34,450
Total liabilities and shareholders’ equity	$693,019	$644,347

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Interest income:
Loans, including fees	$6,182	$6,790
Investment securities:
Taxable	2,113	603
Tax-exempt	65	76
Nonmarketable equity securities	—	92
Other interest income	8	79
Total	8,368	7,640

Interest expense:
Certificates of deposit $100M and over	757	854
Other deposits	2,477	2,020
Other interest expense	892	746
Total	4,126	3,620

Net interest income	4,242	4,020
Provision for loan losses	1,523	179
Net interest income after provision for loan losses	2,719	3,841

Noninterest income:
Service charges on deposit accounts	364	398
Credit life insurance commissions	15	17
Gain on securities available-for-sale	71	21
Gain on sale of mortgage loans	123	203
Other fees and commissions	76	69
Brokerage commissions	14	65
Income from cash value of life insurance	85	14
Other operating income	35	31
Total	783	818

Noninterest expenses:
Salaries and employee benefits	2,378	2,199
Net occupancy expense	290	253
Furniture and equipment expense	309	311
Marketing expense	144	115
Loss on other than temporary impairment	122	—
Loss on sale of assets	48	—
Other operating expenses	889	644
Total	4,180	3,522

Income (loss) before income taxes	(678)	1,137
Income tax provision (benefit)	(239)	390
Net income (loss)	$(439)	$747

Accretion of preferred stock to redemption value	13	—
Preferred dividends accrued	46	—
Net loss available to common shareholders	(498)	—

Basic earnings per share	$(0.13)	$0.20

Diluted earnings per share	$(0.13)	$0.20

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2009 and 2008

(Unaudited)

									Accumulated
			Common			Nonvested		Retained	other
(Dollars in thousands except	Common Stock		Stock	Preferred Stock		Restricted	Capital	Earnings	comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2007	3,677,974	37	$—	—	$—	(645)	28,689	2,908	(6)	30,983
Net income for the period								747		747
Other comprehensive income, net of tax									492	492
Comprehensive income										1,239
Payment of fractional shares	(19)							(29)		(29)
Stock compensation expense							37			37
Balance, March 31, 2008	3,677,955	$37	$—	—	$—	$(645)	$28,726	$3,626	$486	$32,230

Balance, December 31, 2008	3,788,293	$38	—	—	—	$(645)	$30,728	$3,231	$1,098	$34,450
Net loss for the period								(439)		(439)
Other comprehensive income, net of tax									931	931
Comprehensive income										492
Issuance of preferred stock				12,895	11,830					11,830
Issuance of common stock warrants			1,013							1,013
Accretion of preferred stock to redemption value					13			(13)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Stock compensation expense							36			36
Payment of fractional shares								(19)		(19)
Balance, March 31, 2009	3,787,170	$38	$1,013	12,895	$11,843	$(645)	$30,745	$2,779	$2,029	$47,802

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(439)	$747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	202
Deferred income tax benefit	(54)	(54)
Provision for loan losses	1,523	179
Amortization less accretion on investments	42	5
Amortization of deferred loan costs	11	7
Increase in loans held for sale	(1,323)	—
Stock compensation expense	36	37
Net gain on sale of securities available-for-sale	(71)	(21)
Loss on sale of other real estate owned	49	—
Loss on other than temporary impairment	122	—
Decrease in interest payable	(307)	(181)
(Increase) decrease in interest receivable	(7)	210
Increase in other assets	(2,692)	(112)
Decrease (increase) in other liabilities	(363)	397
Net cash provided by operating activities	(3,242)	1,416

Cash flows from investing activities:
Net increase in loans to customers	(20,468)	(10,626)
Purchases of securities available-for-sale	(40,089)	(19,441)
Maturities of securities available-for-sale	20,366	2,499
Proceeds from sale of other real estate owned	1,439	—
Proceeds for sales of premises and equipment	12	—
Purchase of life insurance contracts	(674)	—
Purchases of nonmarketable equity securities	(497)	32
Purchases of premises and equipment	(953)	(359)
Net cash used by investing activities	(40,864)	(27,895)

Cash flows from financing activities:
Net increase in demand deposits	15,087	(1,971)
Net increase in time deposits	20,389	28,547
Net increase in FHLB borrowings	2,800	(4,000)
Net increase in preferred stock	12,843	—
Net increase in repurchase agreements	4,345	3,807
Net decrease in notes payable	(4,500)	—
Net decrease in fed funds purchased	(2,677)	—
Cash paid in lieu of fractional shares	(19)	(29)
Net cash provided by financing activities	48,268	26,354

Net increase in cash and cash equivalents	4,162	(125)
Cash and cash equivalents, beginning of period	10,423	11,613

Cash and cash equivalents, end of period	$14,585	$11,488

Cash paid during the period for:
Income taxes	$—	$—
Interest	$4,432	$3,776

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2008 Annual Report on Form 10-K.

In January 2009, the Board of Directors declared a stock dividend payable on February 20, 2009 to shareholders of record on February 6, 2009.  As a result of the 3 percent stock dividend, 110,338 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2008.  In January 2008, the Board of Directors declared a 3 percent stock dividend payable on February 15, 2008, to shareholders of record on February 5, 2008.  As a result of the 3 percent stock dividend, 106,114 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2007.  All share and per share amounts have been adjusted to reflect these dividends.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12,895,000 in cash.  Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company:

Note 2 - Recently Issued Accounting Pronouncements - continued

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

Note 2 - Recently Issued Accounting Pronouncements - continued

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary”

Note 2 - Recently Issued Accounting Pronouncements - continued

impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 — Earnings Per Share

Net income available to common shareholders represents net income adjusted for dividends on The Series T preferred stock, including dividends declared, accretion of discount and cumulative dividends related to the current dividend period that have not been declared as of period end.

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

	Three Months Ended March 31, 2009
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income (loss) available to common shareholders	$(498)	3,787,806	$(0.13)
Effect of dilutive securities
Stock options	—
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$(498)	3,787,806	$(0.13)

	Three Months Ended March 31, 2008
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$747	3,677,965	$0.20
Effect of dilutive securities
Stock options	—	29,277
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$747	3,707,242	$0.20

Note 4 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Three Months Ended March 31, 2009
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,407	$(521)	$886

Plus: reclassification adjustment for gains (losses) realized in net income	71	(26)	45

Net unrealized gains (losses) on securities	1,478	(547)	931

Other comprehensive income	$1,478	$(547)	$931

	Three Months Ended March 31, 2008
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$760	$(281)	$479

Plus: reclassification adjustment for gains (losses) realized in net income	21	(8)	13

Net unrealized gains (losses) on securities	781	(289)	492

Other comprehensive income	$781	$(289)	$492

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Note 5 — Fair Value Measurements

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investments Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 may include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	—	$188,221	—
Mortgage loans held for sale	—	$1,393	—
Fair Value Hedge	—	18	—
Total	—	189,632	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$166,992	—
Mortgage loans held for sale	—	$70	—
Fair Value Hedge	—	$82,789	—
Total	$—	$249,851	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of March 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	—	$9,450	—
OREO	—	$2,863	—
Total	—	12,313	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	—	$9,040	—
OREO	—	$2,965	—
Total	—	12,005	—

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

Note 6 — Subsequent Events

On May 1, 2009, the Office of the Comptroller of the Currency (the “OCC”) closed Silverton Bank, N.A. and the FDIC was named as receiver.  At March 31, 2009 the Company held shares of Silverton Bank, N.A. common stock, with a net book value of $122,429.  Due to the events on May 1, 2009, the Company recorded a loss on this investment of $122,429, which is reflected in the income statement for the first quarter of 2009.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Horry County State Bank (the “Bank”), during the periods included in the accompanying financial statements.  This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the anticipated results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2008 Annual Report on Form 10-K under the heading “Risk Factors” as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

General Regulatory Matters

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the CPP, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including our Company, that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, in which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

On March 6, 2009, as part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the U.S. Treasury under the CPP pursuant to which we sold 12,895 shares of our Series T Preferred Stock and the CPP Warrant to purchase up to 91,714 shares of our common stock for an aggregate purchase price of $12,895,000 in cash.  In addition, on March 6, 2009, we entered into a letter agreement with the U.S. Treasury (the “ARRA Letter Agreement”) confirming the applicability of the provisions of the ARRA to the Company.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with our primary federal regulator before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $21.09 per share of the common stock.   The fair value allocation of the $12,895,000 ($12,843,000, after approximately $52,000 of direct issuance costs) between the shares of Series T Preferred Stock and the CPP Warrant resulted in $11,830,000 million allocated to the shares of Series T Preferred Stock and $1,013,000 million allocated to the CPP Warrant.

Changes in Financial Condition and Results of Operations

Net Interest Income

For the quarter ended March 31, 2009, net interest income was $4,242,000, an increase of $222,000, or 5.52%, over the same period in 2008.  Interest income from loans, including fees, was $6,182,000 for the three months ended March 31, 2009, a decrease of $608,000, or 8.95%, over the three months ended March 31, 2008.  This decrease was attributable to the decline in interest rates, particularly prime rate, over the course of 2008 and 2009 and the increase in the Bank’s non-performing assets.  Interest income on taxable securities totaled $2,113,000, an increase of $1,510,000 over the first quarter of 2008.  This increase was due to a corresponding increase in securities available for sale from the same period in 2008.  Interest expense for the three months ended March 31, 2009 was $4,126,000, compared to $3,620,000 for the same period in 2008, an increase of $506,000, or 13.98%.  Also, due to the increase in interest bearing deposits, interest expense on deposits increased $360,000, or 12.53%, during the three month period ended March 31, 2009 as compared to the same period in 2008.  The net interest margin realized on earning assets was 2.71% for the three months ended March 31, 2009, as compared to 3.80% for the three months ended March 31, 2008.  The interest rate spread decreased from 3.47% at March 31, 2008 to 2.58% at March 31, 2009.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses was $5,496,000 and $3,648,000, or 1.23% and 1.00% of total loans, as of March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, the provision was $1,523,000 and $179,000, respectively. Nonperforming loans at March 31, 2009 totaled $9,450,000. Loans totaling $14,063,000 were considered classified loans, and loans totaling $8,286,000 were criticized as of March 31, 2009.

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  At March 31, 2009 the allowance for loan losses was $5,496,000 compared to $4,416,000 at December 31, 2008, which represented 1.23% and 1.03% of outstanding loans, respectively.  We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.

The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Noninterest Income

Noninterest income during the three months ended March 31, 2009 was $783,000, a decrease of $35,000, or 4.28%, over the same period in 2008.  The decrease of $35,000 is largely a result of a reduction in fee income generated from residential loans sold in the secondary market, which declined $80,000, or 39.41%, from $203,000 for the three months ended March 31, 2008 to $123,000 for the three months ended March 31, 2009.  This decline is a result of the weakening in the housing market in our marketplace due to tougher credit standards and higher unemployment rates.  We believe this will improve over time as the general health of the economy improves and due to the addition of personnel in this area.  Brokerage commissions declined $51,000, or 78.46%, from $65,000 for the quarter ended March 31, 2008 to $14,000 for the quarter ended March 31, 2009.  This decline is due to a weakening in economic conditions and also a reduction of personnel in this area.  We believe this will improve as a result of the Bank employing additional personnel in this area.  Service charges on deposit accounts also declined $34,000, or 8.54% to $364,000 for the quarter ended March 31, 2009.  We believe this will improve due to a new marketing campaign initiated in the first quarter to help grow our market share within our target market.  There were some increases in noninterest income.  Income from cash value life insurance increased $71,000, or 507.14%, to $85,000 for the quarter ended March 31, 2009 due to an increase in investment in bank-owned life insurance of $8,166,000.  See also the discussion below under “Assets and Liabilities.”

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 was $4,180,000, an increase of $658,000, or 18.68%, over the three months ended March 31, 2008.  The primary basis for this rise was the increase in salaries and employee benefits, which increased $179,000, or 8.14%, from $2,199,000 for the three months ended March 31, 2008 to $2,378,000 for the three months ended March 31, 2009.  This increase is attributed to obtaining additional staffing in our mortgage lending, brokerage services, and operations areas. The expansion of the operations and training area led to an increase in net occupancy expense of $37,000, or 14.62%, from $253,000 for the three months ending March 31, 2008 to $290,000 for the three months ended March 31, 2009.  Marketing expenses increased $29,000 from $115,000 for the three months ended March 31, 2008 to $144,000 for the three months ended March 31, 2009.  Also, other operating expenses increased $245,000, or 38.04%, to $889,000 for the three months ended March 31, 2009 from $644,000 for the same period in 2008. Other operating expenses increased due to the growth the Bank has experienced in acquiring additional operations and training facilities, which led to an increase in various expenses such as postage and freight, stationary and supplies, and telecommunication expenses.  Also, the increase in FDIC insurance assessments and the growth in deposits resulted in an increase of $187,000 in FDIC insurance premiums over the two periods.  Also, the Bank experienced a loss on other than temporary investment of $122,000 as referred to in Note 6 — Subsequent Events.

Income Taxes

The income tax provision for the three months ended March 31, 2009 was $(239,000), as compared to $390,000 for the same period in 2008.  The effective tax rates were 35.25% and 34.30% at March 31, 2009 and 2008, respectively.

Earnings Performance

During the first quarter of 2009, the Bank continued to experience improvements in net interest income of $222,000, or 5.52% over the comparable period in 2008.  The improvement in net interest income was a result of interest income on our taxable securities portfolio, which increased $1,510,000, or 250.41%, from the quarter ended March 31, 2008.  However, due to a declining in economic conditions and a low interest rate environment, the Bank had a net loss for the quarter ended March 31, 2009 of $439,000, a decline of $1,186,000, or 158.77%, from the comparable period in 2008.  The Bank has increased its provision for loan losses by $1,344,000, or 750.84%, from the comparable period in 2008, to $1,523,000 due to a weakening of economic conditions that has resulted in the borrowers’ inability to repay loans as well as growth in our loan portfolio.  The Bank has also experienced a decline in noninterest income of $35,000, or 4.28%, due to a decline in the fee income generated from residential loans sold in the secondary market and fee income generated from our brokerage services.  We believe this should strengthen as economic conditions improve and with the additional staffing in the residential mortgage and brokerage services areas.  The bank also experienced an increase in noninterest expenses of $536,000, or 15.22%, due to the normal increases in personnel expenses and the increases in FDIC insurance premiums that resulted from the FDIC increasing insurance coverage of depositors from $100,000 to $250,000.  The above resulted in a loss per share of $0.13 for the quarter ended March 31, 2009 compared to earnings per share of $0.20 for the quarter ended March 31, 2008.

Assets and Liabilities

During the quarter ended March 31, 2009, total assets increased $48,755,000, or 7.57%, when compared to December 31, 2008.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $21,229,000 during the quarter ended March 31, 2009.  Gross loans increased 18,628,000, or 4.34%, to $447,666,000 from $429,038,000 at December 31, 2008.  Total deposits increased $35,476,000, or 7.32%, from the December 31, 2008 balance of $484,751,000.  Of this increase, interest-bearing deposits increased $34,814,000, or 7.68%, and noninterest-bearing deposits increased $662,000, or 2.12%, during the quarter ended March 31, 2009.

Investment Securities

Investment securities available-for-sale increased from $166,992,000 at December 31, 2008 to $188,221,000 at March 31, 2009.  This represents an increase of $21,229,000, or 12.71%, from December 31, 2008 to March 31, 2009.

Loans

Net loans increased $17,548,000, or 4.13%, from December 31, 2008 to March 31, 2009.  Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Real estate - construction and land development	$58,179	$60,643
Real estate - other	265,835	253,450
Agricultural	10,295	7,613
Commercial and industrial	90,705	84,568
Consumer	21,065	19,655
Other, net	1,587	3,109
	$447,666	$429,038

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Loans: Nonaccrual loans	$9,450	$9,040

Loans identified by the internal review mechanism:
Criticized	8,286	9,110
Classified	14,063	9,285

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2008
Balance, January 1	$4,416	$3,535
Provision for loan losses for the period	1,523	179
Net loans charged-off for the period	(443)	(66)

Balance, end of period	$5,496	$3,648

Gross loans outstanding, end of period	$447,666	$363,959
Allowance for Loan Losses to loans outstanding	1.23%	1.00%

Deposits

As of March 31, 2009 total deposits had increased by $35,476,000, or 7.32%, from December 31, 2008.  The largest increase was in time deposits, which increased $20,389,000 to $328,958,000 at March 31, 2009. Expressed in percentages, noninterest-bearing deposits increased 2.12% and interest-bearing deposits increased 7.68%.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Noninterest-bearing demand deposits	$31,947	$31,285
Interest-bearing demand deposits	39,725	45,228
Savings and money market deposits	119,597	99,669
Certificates of deposit	328,958	308,569
	$520,227	$484,751

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2009:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$75	March 1, 2010	$5,000
May 18, 2000	6.49%	76	May 24, 2010	4,600
March 19, 2001	1.23%	19	March 22, 2011	5,000
January 17, 2002	1.14%	60	January 17, 2012	5,000
July 23, 2002	3.81%	49	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	55	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	59	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	27	March 19, 2015	4,000
August 20, 2008	3.445	44	August 20, 2018	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 4,2008	3.32%	41	September 4,2018	5,000
September 8, 2008	3.25%	41	September 10, 2018	5,000
September 8, 2008	3.45%	43	September 10, 2018	5,000
September 18, 2008	2.95%	37	September 18, 2018	5,000
October 10, 2008	2.63%	34	October 10, 2018	5,000
December 18, 2008	2.63%	26	October 18, 2013	5,000
January 22,2009	2.95%	1	January 22, 2014	200
January 29, 2009	2.87%	5	January 29, 2013	2,000
February 17,2009	1.94%	1	March 16, 2011	500
February 20, 2009	2.93%	15	February 20, 2013	2,000
March 2, 2009	2.90%	21	March 4, 2013	3,000
March 5, 2009	2.56%	6	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	12	March 20, 2014	2,000

		$833		$94,800

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $25,800,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $25,800,000.   Also on these dates, the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2009, $25,800,000 were fixed rate credits; $59,000,000 were convertible advances; and $10,000,000 were adjustable rate credits.

As collateral for the advances, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $26,930,000 at March 31, 2009, as well as our commercial nonindustrial loans totaling approximately $2,839,000 at March 31, 2009.  We have also pledged our portfolio of home equity lines of credit aggregating approximately $8,193,000, our investment in Federal Home Loan Bank stock of $5,425,000, which is included in nonmarketable equity securities and $83,840,000 of our securities portfolio.

We have also entered into interest rate swap agreements associated with Federal Home Loan Bank advances. The interest rate swaps effectively converted the fixed interest rates on the advances to a variable rate.  The notional amount of advances involved in the transaction totaled $14,600,000.  The unrealized gain related to the interest rate swap was $79,000 at March 31, 2009.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 69.98% at March 31, 2009 and 71.91% at December 31, 2008.

Unpledged securities available-for-sale, which totaled $46,506,000 at March 31, 2009, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At March 31, 2009, unused lines of credit totaled $27,300,000.  We believe that our existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2009, we had issued commitments to extend credit of $59,433,000 and standby letters of credit of $1,562,000 through various types of commercial lending arrangements.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$1,970	$5,047	$26,605	$33,622	$25,811	$59,433
Standby letters of credit	25	880	565	1,470	92	1,562

Totals	$1,995	$5,927	$27,170	$35,092	$25,903	$60,995

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity increased from $34,450,000 at December 31, 2008 to $47,802,000 at March 31, 2009. The increase of $13,352,000 is primarily attributable to our participation in the U.S. Treasury’s CPP.  We issued 12,895 shares of our Series T Preferred Stock to the U.S. Treasury, which added $12,843,000 in capital to the Bank.  Equity was also positively affected by the $931,000 increase relating to the change in fair market value on securities available-for-sale.  In January 2009, the Board of Directors declared a 3% stock dividend payable on February 20, 2009, to shareholders of record on February 6, 2009.  The financial statements at December 31, 2008 were adjusted to reflect this transaction.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.  At March 31, 2009, the Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at March 31, 2009 for the Company and the Bank:

(Dollars in thousands)	Company	Bank
Shareholders’ equity	$47,802	$51,688
Less: unrealized gains on securities available-for-sale	(2,029)	(2,029)
Plus: qualifying trust preferred securities	6,000	—
Tier 1 capital	51,773	49,659

Plus: allowance for loan losses (1)	5,496	5,496
Total capital	57,269	55,155

Risk-weighted assets	$483,302	$482,255

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.71%	10.30%
Total capital (to risk-weighted assets)	11.85%	11.44%
Tier 1 capital (to total average assets)	7.63%	7.33%

(1) limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

None

Item 6. Exhibits

3.1                                 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2                                 Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.3                                 Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1                                 Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to   Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2                                 Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1                           Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).

10.2                           ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).

10.3                           Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).

10.4                           Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).

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

Date: May 15, 2009	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1

Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).

10.2

ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).

10.3	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).

10.4

Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.