Form 10-Q
period 2009-06-30
HCSB FINANCIAL CORP
filed 2009-08-14
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of August 13, 2009.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,280	$10,423
Federal funds sold	151	—
Total cash and cash equivalents	8,431	10,423

Investment securities:
Securities available-for-sale	179,241	166,992
Nonmarketable equity securities	6,355	5,261
Total investment securities	185,596	172,253

Loans held for sale	799	70

Loans receivable	470,655	429,038
Less allowance for loan losses	(6,059)	(4,416)
Loans, net	464,596	424,622

Premises, furniture, and equipment, net	20,995	19,056
Accrued interest receivable	3,746	3,625
Cash value of life insurance	9,212	8,465
Other assets	9,881	5,833
Total assets	$703,256	$644,347

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$31,705	$31,285
Interest-bearing transaction accounts	45,206	45,228
Money market savings accounts	125,830	94,008
Other savings accounts	6,562	5,661
Time deposits $100,000 and over	92,859	81,082
Other time deposits	222,691	227,487
Total deposits	524,853	484,751

Fed Funds Purchase	—	7,653
Repurchase Agreements	10,341	9,172
Advances from the Federal Home Loan Bank	110,800	92,000
Notes Payable	—	4,500
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,333	2,105
Other liabilities	2,750	3,530
Total liabilities	656,263	609,897

Shareholders’ Equity:
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 and 0 shares at June 30, 2009 and December 31, 2008, respectively	11,873	—
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,787,170 and 3,788,293 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	38	38
Capital surplus	30,782	30,728
Common stock warrants	1,012	—
Nonvested restricted stock	(645)	(645)
Retained earnings	2,805	3,231
Accumulated other comprehensive income (loss)	1,128	1,098
Total shareholders’ equity	46,993	34,450

Total liabilities and shareholders’ equity	$703,256	$644,347

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest income
Loans, including fees	$12,534	$13,141	$6,352	$6,351
Investment securities:
Taxable	4,122	1,486	2,009	883
Tax-exempt	124	150	59	74
Nonmarketable equity securities	4	142	2	50
Other interest income	13	95	5	16
Total	16,797	15,014	8,427	7,374

Interest expense
Certificates of deposit $100,000 & over	1,508	1,470	751	616
Other deposits	4,556	3,857	2,079	1,837
Advances from the Federal Home Loan Bank	1,569	1,118	835	537
Other interest expense	274	337	116	172
Total	7,907	6,782	3,781	3,162

Net interest income	8,890	8,232	4,646	4,212
Provision for loan losses	4,272	619	2,749	440

Net interest income after provision for loan losses	4,618	7,613	1,897	3,772

Other income
Service charges on deposit accounts	787	816	423	418
Credit life insurance commission	28	27	13	10
Gain on sale of mortgage loans	321	344	198	141
Other fees and commissions	172	152	96	83
Brokerage commission	136	120	122	55
Gain/(Loss) on sale of securities	2,156	90	2,085	69
Income from cash value life insurance	172	113	87	100
Other operating income	54	67	21	35
Total	3,826	1,729	3,045	911

Other expense
Salaries and employee benefits	4,804	4,491	2,426	2,292
Occupancy expense	569	517	279	264
Advertising and marketing expense	308	248	164	133
Furniture and equipment expense	615	607	306	296
Loss on other than temporary impairment	122	—	—	—
Loss on sale of assets	70	—	22	—
FDIC insurance premiums	570	151	360	128
Other operating expenses	1,771	1,306	1,092	685
Total	8,829	7,320	4,649	3,798

Income before income taxes	(385)	2,022	293	885
Income tax expense	(140)	693	99	303
Net income (loss)	$(245)	$1,329	$194	$582

Accretion of preferred stock to redemption value	57	—	44	—
Preferred dividends accrued	161	—	83	—
Net income (loss) available to common shareholders	(463)	—	67	—

Basic net income per share	$(0.12)	$0.36	$0.02	$0.16

Diluted net income per share	$(0.12)	$0.36	$0.02	$0.16

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months ended June 30, 2009 and 2008

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other compre- hensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2007	3,677,974	37	$—	—	$—	$(645)	$28,689	$2,908	$(6)	$30,983
Net income for the period								1,329		1,329
Other comprehensive income, net of tax									(848)	(848)
Comprehensive income										481
Payment of fractional shares	(19)							(29)		(29)
Stock compensation expense							74			74
Balance, June 30, 2008	3,677,955	$37	$—	—	$—	$(645)	$28,763	$4,208	$(854)	$31,509

Balance, December 31, 2008	3,788,293	$38	$—	—	$—	$(645)	$30,728	$3,231	$1,098	$34,450
Net loss for the period								(245)		(245)
Other comprehensive income, net of tax									30	30
Comprehensive income										(215)
Issuance of preferred stock				12,895	11,815					11,815
Issuance of common stock warrants			1,012							1,012
Accretion of preferred stock to redemption value					58			(58)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Stock compensation expense							73			73
Payment of dividend on preferred stock								(123)		(123)
Payment of fractional shares								(19)		(19)
Balance, June 30, 2009	3,787,170	$38	$1,012	12,895	$11,873	$(645)	$30,782	$2,805	$1,128	$46,993

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$(245)	$1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	421
Provision for loan losses	4,272	619
Amortization less accretion on investments	189	28
Accretion of discount on preferred stock	(57)	—
Amortization of deferred loan costs	12	7
Increase in loans held for sale	(729)	—
(Gain)Loss on sale of securities available-for-sale	(2,156)	(90)
Loss on sale of other real estate	296	—
(Increase) decrease in interest receivable	(121)	305
Increase (decrease) in interest payable	(772)	165
(Increase) decrease in other assets	(681)	(1,550)
Stock compensation expense	73	74
Interest paid on preferred stock	(124)	—
Loss on other than temporary impairment investment	122	0
Increase (decrease) in other liabilities	(797)	296

Net cash provided by operating activities	(257)	1,604

Cash flows from investing activities:
Net increase in loans to customers	(49,483)	(31,381)
Purchases of securities available-for-sale	(109,720)	(51,493)
Maturities of securities available-for-sale	44,792	7,738
Proceeds from sales of securities available-for-sale	54,693	—
(Purchase) sale of nonmarketable equity securities	(1,216)	(211)
Purchases of premises and equipment	(2,412)	(579)
Proceeds from disposals of premises and equipment	12	—
Proceeds from sale of other real estate	1,562	12
Purchase of life insurance contracts	(747)	(7,200)

Net cash used by investing activities	(62,519)	(83,114)

Cash flows from financing activities:
Net increase in deposits	40,102	67,478
Increase (decrease) in federal funds purchased	(7,653)	2,031
Increase in FHLB borrowings	18,800	1,400
Net increase in preferred stock	12,885
Increase in repurchase agreements	1,169	9,430
Decrease in notes payable	(4,500)	—
Cash paid in lieu of fractional shares	(19)	(29)
Net cash provided by financing activities	60,784	80,310

Net increase (decrease) in cash and cash equivalents	(1,992)	(1,200)

Cash and cash equivalents, beginning of period	10,423	11,613

Cash and cash equivalents, end of period	$8,431	$10,413

Cash paid during the period for:
Income taxes	$491	$552

Interest	$8,802	$6,549

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2008 Annual Report on Form 10-K.

In January 2009, the Board of Directors declared a stock dividend payable on February 20, 2009, to shareholders of record on February 6, 2009.  As a result of the 3 percent dividend, 110,338 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2008.  In January 2008, the Board of Directors declared a 3.0% stock dividend payable on February 15, 2008, to shareholders of record on February 5, 2008.  As a result of the dividend, 106,114 shares were issued.  All share and per share amounts have been adjusted to reflect these dividends.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2009 (“EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12,895,000 in cash.  Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and results of Operations for additional information.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

Note 2 - Recently Issued Accounting Pronouncements — continued

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

Note 2 - Recently Issued Accounting Pronouncements — continued

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter Form 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  In accordance with SFAS 165, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through August 12, 2009, the date on which the Company’s financial statements were issued in conjunction with the filing of the Company’s Form 10-Q with the SEC.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which

Note 2 - Recently Issued Accounting Pronouncements — continued

a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$(463)	3,787,486	$(0.12)

Effect of dilutive securities
Stock options	—	—
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$(463)	3,787,486	$(0.12)

	Six Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,329	3,677,960	$0.36

Effect of dilutive securities
Stock options	—	31,503
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,329	3,709,463	$0.36

	Three Months Ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$67	3,787,486	$0.02

Effect of dilutive securities
Stock options	—	48,675
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$67	3,836,161	$0.02

	Three Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$582	3,677,960	$0.16

Effect of dilutive securities
Stock options	—	58,022
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$582	3,735,982	$0.16

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2009 and 2008 and for the three months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(2,108)	$780	$(1,328)

Plus: reclassification adjustment for gains (losses) realized in net income	2,156	(798)	1,358

Net unrealized gains (losses) on securities	48	(18)	30

Other comprehensive income (loss)	$48	$(18)	$30

	Six Months Ended June 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(1,436)	$531	$(905)

Plus: reclassification adjustment for gains (losses) realized in net income	90	(33)	57

Net unrealized gains (losses) on securities	(1,346)	498	(848)

Other comprehensive income (loss)	$(1,346)	$498	$(848)

	Three Months Ended June 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(3,515)	$1,300	$(2,215)

Plus: reclassification adjustment for gains (losses) realized in net income	2,085	(771)	1,314

Net unrealized gains (losses) on securities	(1,430)	529	(901)

Other comprehensive income (loss)	$(1,430)	$529	$(901)

	Three Months Ended June 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(1,893)	$511	$(1,382)

Plus: reclassification adjustment for gains (losses) realized in net income	69	(26)	43

Net unrealized gains (losses) on securities	(1,824)	485	(1,339)

Other comprehensive income (loss)	$(1,824)	$485	$(1,339)

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  the amount of our real estate-based loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

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

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and six months ended June 30, 2009 as compared to the quarter and six months ended June 30, 2008 and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program (the “CPP”), that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

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

The Bank is participating in the TAGP but will not participate in the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  On March 6, 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Series T Preferred Stock and (ii) the CPP Warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash.

CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

For the six months ended June 30, 2009, net interest income was $8,890,000, an increase of $658,000, or 7.99%, over the same period in 2008.  Interest income from loans, including fees, was $12,534,000, a decrease of $607,000, or 4.62%, from the six months ended June 30, 2008. This decrease was attributable to the decline in interest rates, particularly the prime rate, over the course of 2008 and 2009 and the increase in the Bank’s non-performing assets.  Interest income on taxable securities totaled $4,122,000 for the six months ended June 30, 2009, an increase of $2,636,000 over the same period in 2008.  This increase resulted from an increase of $12,249,000 in our securities available-for-sale, which we increased to improve the liquidity position of the Bank.  Interest expense for the six months ended June 30, 2009 increased $1,125,000, or 16.59%, to $7,907,000 as compared to $6,782,000 for the same period in 2008.  Interest on deposits increased $737,000, or 13.84%, to $6,064,000 for the period ended June 30, 2009 as compared to $5,327,000 for the comparable period in 2008.  The net interest margin realized on earning assets improved to 2.76% for the six months ended June 30, 2009 as compared to 3.76% for the six months ended June 30, 2008.  The interest rate spread was 2.61% for the six months ended June 30, 2009 compared to 3.50% for the six months ended June 30, 2008.  The decline in our interest rate spread is attributable to the overall level of interest rates during 2009.

Net interest income increased from $4,212,000 for the quarter ended June 30, 2008 to $4,646,000 for the quarter ended June 30, 2009.  This represents an increase of $434,000, or 10.30%.  Interest income from loans, including fees, increased $1,000 to $6,352,000 for the quarter ended June 30, 2009 from $6,351,000 for the quarter ended June 30, 2008.  Interest expense increased $619,000, or 19.58%, to $3,781,000 for the three months ended June 30, 2009, compared to $3,162,000 for the three months ended June 30, 2008.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the six months ended June 30, 2009, the provision charged to expense was $4,272,000 compared to $619,000 for the six months ended June 30, 2008. For the quarter ended June 30, 2009, the provision charged to expense was $2,749,000 compared to $440,000 during the same quarter in 2008. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The provision for loan losses is based on management’s periodic evaluation of the composition of the loan portfolio, review of all past due and nonperforming loans, review of historical loan charge-offs and recoveries, evaluation of prevailing economic conditions, and other relevant factors. In evaluating the loan portfolio, management identifies loans believed to be impaired. Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement. Impaired loans are reviewed individually by management and the net present value of the collateral is estimated. Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral. In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of pools of loans with similar risk characteristics by application of a historical loss factor for each loan pool.

The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio. These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management. This component of the allowance for loan losses includes additional estimated reserves for trends in loan delinquencies, impaired loans, charge-offs and recoveries, and economic trends and conditions.

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternative source of repayment in the event of default by the borrower, and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital.

Noninterest Income

We earned $3,826,000 in noninterest income during the six months ended June 30, 2009, an increase of $2,097,000, or 121.28%, from the comparable period in 2008.  The increase is primarily a result of gains on sale of securities of $2,156,000 for the six months ended June 30, 2009 as compared to $90,000 for the same period in 2008, an increase of $2,066,000.  Management sold $54,693,000 of securities with relatively high coupon rates that were experiencing rapid prepayments of principal..  The increase is also a result of an increase of $59,000, or 52.21%, in income from cash value life insurance from $113,000 for the six months ended June 30, 2008 to $172,000 for the six months ended June 30, 2009.  Cash value life insurance increased $942,000 from $8,270,000 at June 30, 2008 to $9,212,000 at June 30, 2009 due to the Bank implementing a Salary Continuation Plan for members of management during the first quarter of 2008.  Other fees and commissions increased $20,000, or 13.16%, to $172,000 for the six months ended June 30, 2009.

For the quarter ended June 30, 2009, noninterest income increased $2,134,000, or 234.25%, over the same period in 2008.  This increase is primarily a result of gains on sale of securities of $2,085,000 for the three months ended June 30, 2009 as compared to $69,000 for the three months ended June 30, 2008.  The increase is also a result of an increase of brokerage commissions of $67,000, or 121.82%.  Fee income generated from residential loans sold in the secondary market also increased $57,000, or 40.43%, from $141,000 for the three months ended June 30, 2008 to $198,000 for the three months ended June 30, 2009.  The increase was the result of additional personnel hired in this area and the attractive rates offered on mortgage loans in the marketplace.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2009 was $8,829,000, an increase of $1,509,000, or 20.61%, from the comparable period in 2008, primarily attributable to the increase in salaries and employee benefits, FDIC premiums and other operating expenses. Salaries and employee benefits increased $313,000, or 6.97%, to $4,804,000 for the six months ended June 30, 2009, compared to $4,491,000 for the comparable period in 2008. The increase in salaries and employee benefits is a result of additional personnel needed as the Bank expanded its operations area and also to obtain additional staffing in our mortgage lending and brokerage services areas. Employee benefits increased by $21,000, or 4.71%, due to an increase in the cost of insurance premiums for employees as well as the increase in the number of employees.  In addition, FDIC insurance premiums increased $419,000, or 277.48%, from $151,000 for the six months ended June 30, 2008 to $570,000 for the six months ended June 30, 2009, due to the FDIC increasing its insurance coverage and special assessments charged to financial institutions.  Included in the increase in FDIC premiums was a one-time special assessment of approximately $330,000.

Other operating expenses increased $465,000, or 35.60%, from $1,306,000 for the six months ended June 30, 2008 to $1,771,000 for the six months ended June 30, 2009 due to the growth of the Bank.  Finally, advertising and marketing expense increased $60,000, or 24.19%, from $248,000 for the six months ended June 30, 2008 to $308,000 for the six months ended June 30, 2009.  The Bank also experienced a loss on its investment in Silverton Bank stock of $122,000 during the six months ended June 30, 2009.

For the quarter ended June 30, 2009, we incurred $4,649,000 in noninterest expense, an increase of $851,000, or 22.4%, over the same period in 2008.  Salaries and employee benefits increased $134,000, or 5.85%, to $2,426,000, largely due to additional personnel needed in our mortgage lending and brokerage commission areas.  Other operating expenses increased $407,000, or 59.42%, to $1,092,000 for the three months ended June 30, 2009 due to the growth of the Bank.  FDIC insurance premium increased $232,000, or 181.25%, due to the FDIC increasing its insurance coverage and special assessments charged to financial institutions.  Finally, marketing and advertising expenses increased $31,000, or 23.31%, to $164,000 for the quarter ended June 30, 2009 to help attract more core deposits and generate more fee income.

Income Taxes

The income tax provision for the six months ended June 30, 2009 was $(140,000), as compared to $693,000 for the same period in 2008.  The effective tax rates were 36.36% and 34.27% for the six months ended June 30, 2009 and 2008, respectively.  The effective tax rates were 33.79% and 34.24% for the quarters ended June 30, 2009 and 2008, respectively.

Earnings Performance

During the first half of 2009, the Bank continues to experience improvements in net interest income of $658,000, or 7.99%, over the comparable period in 2008.  The improvement in net interest income was a result of interest income on our taxable securities portfolio, which increased $2,636,000, or 177.39%, compared to the six months ended June 30, 2008.  However, due to declining economic conditions and a low interest rate environment, the Bank had a net loss for the period ended June 30, 2009 of $245,000, a decline of $1,574,000, or 118.43%, compared to the period ended June 30, 2008.  The Bank has increased its provision for loan losses $3,653,000, or 590.15%, from the comparable period in 2008, to $4,272,000 due to a weakening of economic conditions that has resulted in the borrowers’ inability to repay loans as well as growth in our loan portfolio.  Despite declining interest rate margins, the Bank has experienced improvement in its noninterest income from our residential mortgage and brokerage commissions areas due to the increase in personnel in these areas.  We believe earnings should strengthen as economic conditions improve, which should help strengthen the quality of our loan portfolio, and with the increase in fee income generated from our residential mortgage and brokerage commission areas.  The Bank also experienced an increase in noninterest expenses of $1,509,000, or 20.61%, due to the increases in salaries and employee benefits due to the additional staffing and the increases in FDIC insurance premiums.  The above resulted in a loss per share of $0.12 for the six months ended June 30, 2009 compared to earnings per share of $0.36 for the six months ended June 30, 2008.  During the quarter ended June 30, 2009, earnings per share were $0.02, compared to earnings of $0.16 per share for comparable period in 2008.

Assets and Liabilities

During the first six months of 2009, total assets increased $58,909,000, or 9.14%, when compared to December 31, 2008.  The primary reason for the increase in assets was due to an increase in net loans of $39,974,000 during the first six months of 2009.  Securities available-for-sale increased $12,249,000, or 7.34%, from December 31, 2008 to June 30, 2009.  Cash and due from banks decreased $2,143,000, or 20.56%, as a result of the growth in our loan portfolio.  Total deposits increased $40,102,000, or 8.27%, to $524,853,000 from the December 31, 2008 amount of $484,751,000.  Within the deposit area, interest-bearing deposits increased $39,682,000, or 8.75%, and noninterest-bearing deposits increased $420,000, or 1.34%, during the first six months of 2009.  Money market savings accounts increased $31,822,000, or 33.85%, to $125,830,000 at June 30, 2009 due to the attractive rates offered by the Bank compared to competitors in the marketplace.  The increase in deposits has helped us to partially fund the growth in our loan and securities portfolio.  Our additional presence in the North Myrtle Beach and Myrtle Beach markets has been a significant factor in our overall growth.

Investment Securities

Investment securities available-for-sale increased from $166,992,000 at December 31, 2008 to $179,241,000 at June 30, 2009.  This represents an increase of $12,249,000, or 7.34%, from December 31, 2008 to June 30, 2009.  Securities available-for-sale increased to improve the liquidity position of the Bank and to pledge against our repurchase agreements and public funds.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2009
Government-sponsored enterprises	$20,696	$123	$171	$20,648
Mortgage-backed securities	150,633	2,257	509	152,381
Obligations of state and local governments	6,122	111	21	6,212

Total	$177,451	$2,491	$701	$179,241

June 30, 2008
Government-sponsored enterprises	$15,447	$157	$55	$15,549
Mortgage-backed securities	70,439	32	1,482	68,989
Obligations of state and local governments	7,548	45	52	7,541

Total	$93,434	$234	$1,589	$92,079

The following is a summary of maturities of securities available-for-sale as of June 30, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in less than one year	$419	$420
Due after one year but within five years	4,737	4,817
Due after five years but within ten years	21,655	21,986
Due after ten years	150,640	152,018

Total	$177,451	$179,241

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

Securities Available for Sale

	June 30, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$10,801	$172	$—	$—	$10,801	$172
Mortgage-backed securities	28,679	319	1,354	190	30,033	509
Obligations of state and local governments	1,584	21	—	—	1,584	21

Total	$41,064	$512	$1,354	$190	$42,418	$702

	June 30, 2008
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$5,199	$55	$—	$—	$5,199	$55
Mortgage-backed securities	54,364	1,422	2,256	60	56,620	1,482
Obligations of state and local governments	1,347	6	1,454	47	2,801	53

Total	$60,910	$1,483	$3,710	$107	$64,620	$1,590

At June 30, 2009, the Bank had two individual securities, or 0.76% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At June 30, 2009 and 2008, investment securities with a book value of $132,915,000 and $70,196,000, respectively, and a market value of $134,782,000 and $69,227,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of June 30, 2009 were $2,156,000 and with no realized losses.

Loans

Net loans increased $39,974,000, or 9.41%, to $464,596,000 during the six-month period ended June 30, 2009.  Loan demand in general continued to increase in our market areas in the first half of 2009.  As expected during this time of year, agricultural loans increased $6,499,000, or 85.37%, from December 31, 2008.  Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Real estate - construction and land development	$62,552	60,643
Real estate - other	302,930	253,450
Agricultural	14,112	7,613
Commercial and industrial	69,555	84,568
Consumer	19,790	19,655
Other, net	1,716	3,109

	$470,655	$429,038

During the six months ended June 30, 2009, nonaccrual loans increased from $9,040,000 at December 31, 2008 to $11,514,000.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Loans: Nonaccrual loans	$11,514	9,040

Loans identified by the internal review mechanism:

Criticized	11,792	9,110
Classified	31,777	9,285

For discussion on the increases in our criticized and classified loans, refer to management’s discussion on the methodology regarding the calculation of the Provision for Loan Losses under Item 2.

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Balance, January 1	$4,416	$3,535
Provision for loan losses for the period	4,272	619
Net loans charged off for the period	(2,629)	(303)

Balance, end of period	$6,059	$3,851
Gross loans outstanding, end of period	$470,655	$384,648
Allowance for Loan Losses to loans outstanding	1.29%	1.00%

Deposits

At June 30, 2009, total deposits had increased by $40,102,000, or 8.27%, from December 31, 2008.  Noninterest bearing deposits increased $420,000 to $31,705,000 and interest-bearing deposits increased $39,682,000 to $493,148,000.  Expressed in percentages, noninterest-bearing deposits increased 1.34% and interest-bearing deposits increased 8.75%.

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Noninterest-bearing demand deposits	$31,705	$31,285
Interest-bearing demand deposits	45,206	45,228
Savings and money market deposits	132,392	99,669
Certificates of deposits	315,550	308,569

	$524,853	$484,751

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2009:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$75	March 1, 2010	$5,000
May 18, 2000	6.49%	75	May 24, 2010	4,600
March 19, 2001	0.61%	16	March 22, 2011	5,000
January 17, 2002	1.11%	14	January 17, 2012	5,000
July 23, 2002	3.81%	48	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	56	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	57	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	27	March 19, 2015	4,000
August 20, 2008	3.44%	43	August 20, 2018	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 4,2008	3.32%	42	September 4,2018	5,000
September 8, 2008	3.25%	42	September 10, 2018	5,000
September 8, 2008	3.45%	44	September 10, 2018	5,000
September 18, 2008	2.95%	38	September 18, 2018	5,000
October 10, 2008	2.63%	32	October 10, 2018	5,000
December 18, 2008	2.63%	33	October 18, 2013	5,000
January 22,2009	2.95%	1	January 22, 2014	200
January 29, 2009	2.87%	14	January 29, 2013	2,000
February 17,2009	1.94%	2	March 16, 2011	500
February 20, 2009	2.93%	15	February 20, 2013	2,000
March 2, 2009	2.90%	22	March 4, 2013	3,000
March 5, 2009	2.56%	6	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	12	March 20, 2014	2,000
April 8, 2009	2.86%	8	April 8, 2013	2,000
April 14, 2009	2.65%	7	April 15, 2013	2,000
April 20, 2009	2.95%	10	April 21, 2014	3,000
April 21, 2009	2.55%	6	April 22, 2013	2,000
April 27, 2009	2.95%	6	April 28, 2014	2,000
May 1, 2009	2.60%	4	May 1, 2013	2,000
May 8, 2009	3.00%	6	May 8, 2014	3,000

		$847		$110,800

As of June 30, 2009, the Bank’s portfolio of FHLB advances consisted of $10,000,000 of adjustable rate credits, $41,800,000 of fixed rate credit, and $59,000,000 of fixed rate convertible advances.  Interest on fixed rate advances is generally payable monthly and interest on all other advances is payable quarterly.  Convertible advances are callable by the Federal Home Loan Bank on their respective call dates.  The Bank has the option to either repay any advance that has been called or to refinance the advance as an adjustable rate credit.

At June 30, 2009 the Bank had pledged as collateral for FHLB advances approximately $20,140,000 of 1-4 family first mortgage loans, $2,612,000 of commercial real estate loans, $7,994,000 in home equity lines of credit and $89,100,000 of agency and private issue mortgage securities.  The Bank had an investment in Federal Home Loan Bank stock of $6,145,000.

During the second quarter, management unwound the interest rate swap agreements associated with the Federal Home Loan Bank advances.  The notional amount of advances involved in the unwinding of the swaps was $14,600,000, which resulted in a realized gain of $82,000.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 72.17% at June 30, 2009 and 71.91% at December 31, 2008.

Unpledged securities available-for-sale, which totaled $44,459,000 at June 30, 2009, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2009, unused lines of credit totaled $21,000,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of June 30, 2009, our unused line of credit with Federal Home Loan Bank was $15,750,000.

Capital Resources

Total shareholders’ equity increased from $34,450,000 at December 31, 2008 to $46,993,000 at June 30, 2009.  The increase of $12,543,000 is primarily attributable to our participation in the U.S. Treasury’s CPP.  We issued 12,895 shares of our Series T Preferred Stock to the U.S. Treasury, which added $12,828,000 in capital to the Bank.  In addition, the unrealized gain related to the change in fair market value on available-for-sale securities of $30,000 had an overall positive effect on shareholders’ equity.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

The following table summarizes our risk-based capital at June 30, 2009:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$46,993	51,037
Plus: qualifying trust preferred securities	6,000	—

Less: unrealized gains on available-for-sale securities	(1,128)	(1,128)

Tier 1 capital	51,865	49,909

Plus: allowance for loan losses (1)	6,059	6,059

Total capital	$57,924	$55,968

Net risk-weighted assets
Risk based capital ratios:
Tier 1 capital (to net risk-weighted assets)	10.19%	9.83%
Total capital (to net risk-weighted assets)	11.38%	11.02%
Tier 1 capital (to total average assets)	7.48%	7.07%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2009, we had issued commitments to extend credit of $55,579,000 and standby letters of credit of $1,138,000 through various types of commercial lending arrangements.  At December 30, 2008, we had issued commitments to extend credit of $61,918,000 and standby letters of credit of $1,478,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$938	$3,042	$24,069	$28,049	$27,530	$55,579
Standby letters of credit	25	246	700	971	167	1,138
Total	$963	$3,288	$24,769	$29,020	$27,697	$56,717

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold and Purchased - Federal funds sold and purchased are for a term of one day and the carrying amount approximates the fair value.

Time Deposits with Other Banks - Time deposits with other banks have a term less than 90 days and the carrying amount approximates the fair value.

Investment Securities Available-for-Sale - For securities available-for-sale, fair value equals the carrying amount, which is the quoted market price.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Nonmarketable Equity Securities - The carrying amount is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Held-for-Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or market prices.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Advances from the Federal Home Loan Bank - For the portion of borrowings immediately callable, fair value is based on the carrying amount.  The fair value of the portion maturing at a later date is estimated using a discounted cash flow calculation that applies the interest rate of the immediately callable portion to the portion maturing at the future date.

Junior Subordinated Debentures - The carrying value of junior subordinated debentures is a reasonable estimate of fair value since the debentures were issued at a floating rate.

Note Payable-The fair value of the note payable approximates its carrying value because it reprices periodically.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

Interest Rate Swaps - Fair values are based on the present value of future cash flows based on the interest rate spread between the fixed rate and the floating rate.

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$8,280	$8,280	$10,413	$10,413
Federal funds sold	151	151	—	—
Investment securities available-for-sale	179,241	179,241	92,079	92,079
Nonmarketable equity securities	6,355	6,355	3,538	3,538
Loans and loans held-for-sale	471,454	470,461	385,115	391,805
Accrued interest receivable	3,746	3,746	3,168	3,168
Other assets - interest rate swaps	—	—	(203)	(203)
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$209,303	$209,303	$180,863	$180,863
Certificates of deposit	315,550	316,336	227,466	224,948
Repurchase agreements	10,341	10,341	14,430	14,430
Advances from the Federal Home Loan Bank	110,800	117,844	53,700	54,321
Notes Payable	—	—	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,333	1,333	1,147	1,147
Other liabilities - interest rate swaps	—	—	(203)	(203)

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$55,579	$ N/A	$73,727	N/A
Standby letters of credit	1,138	N/A	1,811	N/A

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

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-saleinvestment securities	$25,044	$154,198	—

Mortgage loans held forsale	—	$799	—

Fair Value Hedge	—	$—	—

Total	$25,044	$154,997	—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $11,514,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 23, 2009.  The matters presented to our shareholders for consideration was the election of five nominees to the Board of Directors and to ratify the appointment of our independent registered public accountants.  D. Singelton Bailey, Franklin C. Blanton, Rachel B. Broadhurst, T. Freddie Moore, Carroll D. Padgett, Jr. were nominated as Class I directors to serve a three-year term, expiring at the 2012 Annual Meeting of Shareholders.  The following chart details the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, for each nominee listed below.

Nominees	For	Withheld
D. SINGLETON BAILEY	2,508,422	10,297
FRANKLIN C. BLANTON	2,508,422	10,297
RACHEL B. BROADHURST	2,507,460	11,259
T. FREDDIE MOORE	2,508,422	10,297
CARROLL D. PADGETT, JR.	2,506,299	12,420

There were no broker non-votes.  The other directors that continued in office after the meeting are as follows:

CLASS II	CLASS III
Clay D. Brittain, III	Johnny C. Allen
Michael S. Addy	Russell R. Burgess, Jr.
James R. Clarkson	Larry G. Floyd
J. Lavelle Coleman	Tommie W. Grainger
Boyd R. Ford, Jr.	Gwyn G. McCutchen, D.D.S.

The shareholders also ratified the appointment of Elliott Davis, LLC as our independent registered public accountant.  There were 2,465,432 votes for Elliott Davis, 2,756 votes against, and 50,530 abstentions.  There were no broker non-votes.

The shareholders also ratified the non-binding resolution to approve the compensation of executives as named in our Proxy Statement for the 2009 Annual Meeting of Shareholders.  There were 2,113,694 votes in approval of the non-binding resolution, 98,294 votes against, and 94,637 abstentions.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURE

In accordance with the requirements off the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.