Form 10-Q
period 2009-09-30
HCSB FINANCIAL CORP
filed 2009-11-16
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of November 13, 2009.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$22,153	$10,423
Federal funds sold	28,384	—
Total cash and cash equivalents	50,537	10,423

Investment securities:
Securities available-for-sale	196,834	166,992
Nonmarketable equity securities	6,580	5,261
Total investment securities	203,414	172,253

Loans held for sale	1,056	70

Loans receivable	482,772	429,038
Less allowance for loan losses	(5,901)	(4,416)
Loans, net	476,871	424,622

Premises, furniture, and equipment, net	23,194	19,056
Accrued interest receivable	3,795	3,625
Cash value of life insurance	9,287	8,465
Other assets	8,941	5,833
Total assets	$777,095	$644,347

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,102	$31,285
Interest-bearing transaction accounts	39,932	45,228
Money market savings accounts	136,895	94,008
Other savings accounts	6,819	5,661
Time deposits $100,000 and over	105,668	81,082
Other time deposits	269,823	227,487
Total deposits	592,239	484,751

Fed Funds Purchased	—	7,653
Repurchase Agreements	10,342	9,172
Advances from the Federal Home Loan Bank	115,800	92,000
Notes Payable	—	4,500
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,441	2,105
Other liabilities	2,966	3,530
Total liabilities	728,974	609,897

Shareholders’ Equity:
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 and 0 shares at September 30, 2009 and December 31, 2008, respectively	11,917	—
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,787,170 and 3,788,293 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	38	38
Capital surplus	30,819	30,728
Common stock warrants	1,012	—
Nonvested restricted stock	(645)	(645)
Retained earnings	2,890	3,231
Accumulated other comprehensive income (loss)	2,090	1,098
Total shareholders’ equity	48,121	34,450

Total liabilities and shareholders’ equity	$777,095	$644,347

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest income
Loans, including fees	$19,088	$19,525	$6,554	$6,384
Investment securities:
Taxable	6,019	2,924	1,897	1,438
Tax-exempt	184	222	60	72
Nonmarketable equity securities	26	174	22	32
Other interest income	17	102	4	7
Total	25,334	22,947	8,537	7,933

Interest expense
Certificates of deposit $100,000 & over	2,267	2,039	759	569
Other deposits	6,701	5,948	2,145	2,158
Advances from the Federal Home Loan Bank	2,503	1,694	934	576
Other interest expense	382	594	108	257
Total	11,853	10,275	3,946	3,560

Net interest income	13,481	12,672	4,591	4,373
Provision for loan losses	5,782	1,004	1,510	385

Net interest income after provision for loan losses	7,699	11,668	3,081	3,988

Other income
Service charges on deposit accounts	1,201	1,283	414	467
Credit life insurance commission	38	40	10	13
Gain on sale of mortgage loans	451	465	130	121
Other fees and commissions	249	221	77	69
Brokerage commission	187	131	51	11
Gain/(Loss) on sale of securities	3,047	89	891	(1)
Income from cash value life insurance	261	213	89	100
Other operating income	93	99	39	32
Total	5,527	2,541	1,701	812

Other expense
Salaries and employee benefits	7,260	6,629	2,456	2,138
Occupancy expense	844	788	275	271
Advertising and marketing expense	429	334	121	86
Furniture and equipment expense	971	920	356	313
Loss on other than temporary impairment	122	—	—	—
Loss on sale of assets	177	—	107	—
Provision for losses on OREO	336	—	111	—
FDIC insurance premiums	765	286	195	135
Other operating expenses	2,318	2,020	772	647
Total	13,222	10,977	4,393	3,590

Income before income taxes	4	3,232	389	1,210
Income tax expense	(41)	1,109	99	416
Net income benefit	$45	$2,123	$290	$794

Accretion of preferred stock to redemption value	102	—	45	—
Preferred dividends accrued	163	—	82	—
Net income (loss) available to common shareholders	(220)	—	163	—

Basic net income (loss) per share	$(0.06)	$0.58	$0.04	$0.22

Diluted net income (loss) per share	$(0.06)	$0.57	$0.04	$0.21

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Nine Months ended September 30, 2009 and 2008

(Unaudited)

	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other comprehensive
(Dollars in thousands except share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2007	3,677,974	37	$—	—	$—	(645)	28,689	2,908	(6)	30,983
Net income for the period								2,123		2,123
Other comprehensive income, net of tax									(150)	(150)
Comprehensive income										1,973
Payment of fractional shares	(19)							(29)		(29)
Stock compensation expense							111			111
Balance, September 30, 2008	3,677,955	$37	$—	—	$—	$(645)	$28,800	$5,002	$(156)	$33,038

Balance, December 31, 2008	3,788,293	$38	—	—	—	$(645)	$30,728	$3,231	$1,098	$34,450
Net income for the period								45		45
Other comprehensive income, net of tax									992	992
Comprehensive income										1,037
Issuance of preferred stock				12,895	11,815					11,815
Issuance of common stock warrants			1,012							1,012
Accretion of preferred stock to redemption value					102			(102)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Stock compensation expense							110			110
Payment of dividend on preferred stock								(284)		(284)
Payment of fractional shares								(19)		(19)
Balance, September 30, 2009	3,787,170	$38	$1,012	12,895	$11,917	$(645)	$30,819	$2,890	$2,090	$48,121

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$45	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689	642
Provision for loan losses	5,782	1,004
Amortization less accretion on investments	542	74
Accretion of discount on preferred stock	(101)	—
Amortization of deferred loan costs	7	8
(Increase) decrease in loans held for sale	(986)	1,385
Gain on sale of securities available-for-sale	(3,047)	(89)
Loss on sale of other real estate	505	—
(Increase) in interest receivable	(170)	(402)
Increase (decrease) in interest payable	(664)	703
Increase in other assets	(361)	(281)
Stock compensation expense	110	111
Dividends paid on preferred stock	(285)	—
Other than temporary impairment of investment security	122	0
Increase (decrease) in other liabilities	(1,146)	630

Net cash provided by operating activities	1,042	5,908

Cash flows from investing activities:
Net increase in loans to customers	(63,698)	(51,831)
Purchases of securities available-for-sale	(162,945)	(102,435)
Maturities of securities available-for-sale	64,207	10,267
Proceeds from sales of securities available-for-sale	72,975	—
Purchase of nonmarketable equity securities	(1,441)	(1,797)
Purchases of premises and equipment	(4,827)	(2,718)
Proceeds from disposals of premises and equipment	—	—
Proceeds from sale of other real estate	2,408	12
Purchase of life insurance contracts	(822)	(7,422)

Net cash used by investing activities	(94,143)	(155,924)

Cash flows from financing activities:
Net increase in deposits	107,488	102,681
Increase (decrease) in federal funds purchased	(7,653)	3,443
Increase in FHLB borrowings	23,800	36,650
Net increase in preferred stock	12,929
Increase in repurchase agreements	1,170	4,145
Decrease in notes payable	(4,500)	3,000
Cash paid in lieu of fractional shares	(19)	(28)
Net cash provided by financing activities	133,215	149,891

Net increase (decrease) in cash and cash equivalents	40,114	(125)

Cash and cash equivalents, beginning of period	10,423	11,613

Cash and cash equivalents, end of period	$50,537	$10,488

Cash paid during the period for:
Income taxes	$803	$882

Interest	$12,516	$9,417

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2008 Annual Report on Form 10-K.

In January 2009, the Board of Directors declared a stock dividend payable on February 20, 2009, to shareholders of record on February 6, 2009.  As a result of the 3.0% dividend, 110,338 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2008.  In January 2008, the Board of Directors declared a 3.0% stock dividend payable on February 15, 2008, to shareholders of record on February 5, 2008.  As a result of the dividend, 106,114 shares were issued.  All share and per share amounts have been adjusted to reflect these dividends.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first ASU No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

HCSB FINANCIAL CORPORATION

Note 2 - Recently Issued Accounting Pronouncements – continued

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on the Company’s financial statements.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair

HCSB FINANCIAL CORPORATION

Note 2 - Recently Issued Accounting Pronouncements – continued

value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income (loss) available to common shareholders	$(220)	3,787,380	$(0.06)

Effect of dilutive securities
Stock options	—	—
Diluted earnings per share
Income (loss) available to common shareholders plus assumed conversions	$(220)	3,787,380	$(0.06)

	Nine Months Ended September 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,123	3,677,958	$0.58

Effect of dilutive securities
Stock options	—	33,395
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,123	3,711,353	$0.57

	Three Months Ended September 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$163	3,787,380	$0.04

Effect of dilutive securities
Stock options	—	33,954
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$163	3,821,334	$0.04

	Three Months Ended September 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$794	3,677,958	$0.22

Effect of dilutive securities
Stock options	—	57,944
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$794	3,735,902	$0.21

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2009 and 2008 and for the three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(1,472)	$544	$(928)

Plus: reclassification adjustment for gains (losses) realized in net income	3,047	(1,127)	1,920

Net unrealized gains (losses) on securities	1,575	(583)	992

Other comprehensive income (loss)	$1,575	$(583)	$992

	Nine Months Ended September 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(327)	$121	$(206)

Plus: reclassification adjustment for gains (losses) realized in net income	89	(33)	56

Net unrealized gains (losses) on securities	(238)	88	(150)

Other comprehensive income (loss)	$(238)	$88	$(150)

	Three Months Ended September 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$636	$(235)	$401

Plus: reclassification adjustment for gains (losses) realized in net income	891	(330)	561

Net unrealized gains (losses) on securities	1,527	(565)	962

Other comprehensive income (loss)	$1,527	$(565)	$962

	Three Months Ended September 30, 2008
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$1,108	$(410)	$698

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	1,108	(410)	698

Other comprehensive income (loss)	$1,108	$(410)	$698

HCSB FINANCIAL CORPORATION

NOTE 5 - INVESTMENT SECURITIES

Investment securities available-for-sale increased from $166,992,000 at December 31, 2008 to $196,834,000 at September 30, 2009.  This represents an increase of $29,842,000, or 17.87%, from December 31, 2008 to September 30, 2009.  Securities available-for-sale increased to improve the liquidity position of the Bank and to pledge against our repurchase agreements and public funds.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2009
Government-sponsored enterprises	$30,859	$257	$72	$31,044
Mortgage-backed securities	156,538	3,097	262	159,373
Obligations of state and local governments	6,120	301	4	6,417

Total	$193,517	$3,655	$338	$196,834

September 30, 2008
Government-sponsored enterprises	$19,450	$95	$134	$19,411
Mortgage-backed securities	114,992	623	841	114,774
Obligations of state and local governments	7,359	62	52	7,369

Total	$141,801	$780	$1,027	$141,554

The following is a summary of maturities of securities available-for-sale as of September 30, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in less than one year	$879	$883
Due after one year but within five years	4,045	4,192
Due after five years but within ten years	30,366	30,872
Due after ten years	158,227	160,887

Total	$193,517	$196,834

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

HCSB FINANCIAL CORPORATION

NOTE 5 - INVESTMENT SECURITIES (continued)

	September 30, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$7,906	$72	$—	$—	$7,906	$72
Mortgage-backed securities	24,737	184	1,752	78	26,489	262
Obligations of state and local governments	271	4	—	—	271	4

Total	$32,914	$260	$1,752	$78	$34,666	$338

	September 30, 2008
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$10,935	$134	$—	$—	$10,935	$134
Mortgage-backed securities	53,429	798	2,169	43	55,598	841
Obligations of state and local governments	374	7	1,455	45	1,829	52

Total	$64,738	$939	$3,624	$88	$68,362	$1,027

At September 30, 2009, the Bank had three individual securities, or 0.89% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At September 30, 2009 and 2008, investment securities with a book value of $134,182,000 and $98,384,000, respectively, and a market value of $136,847,000 and $98,170,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of September 30, 2009 were $3,047,000 and with no realized losses.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HCSB FINANCIAL CORPORATION

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

HCSB FINANCIAL CORPORATION

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30,
	2009		2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$22,153	$22,153	$11,488	$10,488
Federal funds sold	28,384	28,384	—	—
Investment securities available-for-sale	196,834	196,834	141,554	141,554
Nonmarketable equity securities	6,580	6,580	5,124	5,124
Loans and loans held-for-sale	483,828	482,036	402,432	400,299
Accrued interest receivable	3,795	3,795	3,875	3,875
Other assets - interest rate swaps	—	—	(159)	(159)

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$216,748	$216,748	$165,022	$165,022
Certificates of deposit	375,491	376,695	278,390	277,509
Repurchase agreements	10,342	10,342	9,145	9,145
Advances from the Federal Home Loan Bank	115,800	116,518	88,950	90,977
Notes Payable	—	—	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,441	1,441	1,685	1,685
Other liabilities - interest rate swaps	—	—	(159)	(159)

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$56,344	$ N/A	$63,534	N/A
Standby letters of credit	1,087	N/A	1,784	N/A

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. The standard requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

The standard also defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, our bank classifies loans subjected to nonrecurring fair value adjustments as Level 2.

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investment securities	$6,597	$190,237	—

Mortgage loans held for sale	—	$1,056	—

Total	$6,597	$191,293	—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

HCSB FINANCIAL CORPORATION

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $21,562,000.

NOTE 7 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior, or other factors;

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

HCSB FINANCIAL CORPORATION

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

HCSB FINANCIAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2009 as compared to the quarter and nine months ended September 30, 2008 and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Real estate markets, especially those along the coast, have weakened and property values have been impacted negatively by the current economic operating environment.  Our primary service area, Horry County, is not immune to these pressures.  If prevailing economic conditions locally and nationally continue to decline, our business may be affected adversely.  A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of the loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also raised the basic limit of FDIC from $100,000 to $250,000 through December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of the CPP, which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

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

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must

•                  be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

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

CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

For the nine months ended September 30, 2009, net interest income was $13,481,000, an increase of $809,000, or 6.38%, over the same period in 2008.  Interest income from loans, including fees, was $19,088,000, a decrease of $437,000, or 2.24%, from the nine months ended September 30, 2008. This decrease was attributable to the decline in interest rates, particularly the prime rate, over the course of 2008 and 2009 and the increase in the Bank’s non-performing assets.  Interest income on taxable securities totaled $6,019,000 for the nine months ended September 30, 2009, an increase of $3,095,000 over the same period in 2008.  This increase resulted from an increase of $29,842,000 in our securities available-for-sale, which we increased to improve the liquidity position of the Bank.  Interest expense for the nine months ended September 30, 2009 increased $1,578,000, or 15.36%, to $11,853,000 as compared to $10,275,000 for the same period in 2008.  Interest on deposits increased $981,000, or 12.28%, to $8,968,000 for the period ended September 30, 2009 as compared to $7,987,000 for the comparable period in 2008.  The net interest margin realized on earning assets declined to 2.70% for the nine months ended September 30, 2009 as compared to 3.63% for the nine months ended September 30, 2008.  The interest rate spread was 2.56% for the nine months ended September 30, 2009 compared to 3.38% for the nine months ended September 30, 2008.  The decline in our interest rate spread is attributable to the overall level of interest rates during 2009.

Net interest income increased from $4,373,000 for the quarter ended September 30, 2008 to $4,591,000 for the quarter ended September 30, 2009.  This represents an increase of $218,000, or 4.99%.  Interest income from loans, including fees, increased $170,000 to $6,554,000 for the quarter ended September 30, 2009 from $6,384,000 for the quarter ended September 30, 2008.  This increase is attributable to an increase in gross loans of $53,734,000, or 12.52%, from $429,038,000 at September 30, 2008 to $482,772,000 at the comparable period in 2009.  Interest expense increased $386,000, or 10.84%, to $3,946,000 for the three months ended September 30, 2009, compared to $3,560,000 for the three months ended September 30, 2008.  This increase is attributable to an increase in total deposits of $107,488,000, or 22.17%, from $484,751,000 at September 30, 2008 to $592,239,000 for the comparable period in 2009.

Provision and Allowance for Loan Losses

The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

The allowance for loan losses was 1.22% and 1.02% of total loans at September 30, 2009 and 2008 respectively.  The allowance for loan losses at September 30, 2009 is reflective of the results of our allowance model methodology.  We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance.

Accordingly, we believe the allowance is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the nine months ended September 30, 2009, the provision charged to expense was $5,782,000 compared to $1,004,000 for the nine months ended September 30, 2008. For the quarter ended September 30, 2009, the provision charged to expense was $1,510,000 compared to $385,000 during the same quarter in 2008. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Noninterest Income

We earned $5,527,000 in noninterest income during the nine months ended September 30, 2009, an increase of $2,986,000, or 117.51%, from the comparable period in 2008.  The increase is primarily a result of gains on sale of securities of $3,047,000 for the nine months ended September 30, 2009 as compared to $89,000 for the same period in 2008, an increase of $2,958,000.  Management sold $72,975,000 of securities with relatively high coupon rates that were experiencing rapid prepayments of principal.  The increase in noninterest income is also a result of an increase of $48,000, or 22.54%, in income from cash value life insurance from $213,000 for the nine months ended September 30, 2008 to $261,000 for the nine months ended September 30, 2009.  Cash value life insurance increased $920,000 from $8,368,000 at September 30, 2008 to $9,287,000 at September 30, 2009 due to the Bank implementing a Salary Continuation Plan for members of management during the first quarter of 2008.  Other fees and commissions increased $28,000, or 12.67%, to $249,000 for the nine months ended September 30, 2009.

For the quarter ended September 30, 2009, noninterest income increased $889,000, or 109.48%, over the same period in 2008.  This increase is primarily a result of gains on sale of securities of $891,000 for the three months ended September 30, 2009 as compared to a loss of $1,000 for the three months ended September 30, 2008.  The increase in noninterest income is also a result of an increase of brokerage commissions of $40,000, or 363.64%.  Fee income generated from residential loans sold in the secondary market also increased $9,000, or 7.44%, from $121,000 for the three months ended September 30, 2008 to $130,000 for the three months ended September 30, 2009.  The increase was the result of additional personnel hired in this area and the attractive rates offered on mortgage loans in the marketplace.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2009 was $13,222,000, an increase of $2,245,000, or 20.45%, from the comparable period in 2008, primarily attributable to the increase in salaries and employee benefits, FDIC premiums and provision for losses on other real estate owned. Salaries and employee benefits increased $631,000, or 9.52%, to $7,260,000 for the nine months ended September 30, 2009, compared to $6,629,000 for the comparable period in 2008. The increase in salaries and employee benefits is a result of additional personnel needed as the Bank expanded its operations area and also to obtain additional staffing in our mortgage lending and brokerage services areas. Employee benefits increased by $41,000, or 6.21%, due to an increase in cost of insurance premiums for employees as well as the increase in the number of employees.  In addition, FDIC insurance premiums increased $479,000, or 167.48%, from $286,000 for the nine months ended September 30, 2008 to $765,000 for the nine months ended September 30, 2009, due to the FDIC increasing its insurance premiums and special assessments charged to financial institutions.  Included in the increase in FDIC premiums was a one-time special assessment of approximately $330,000.  The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.  The FDIC currently has submitted a proposal that would require us to prepay the deposit insurance premiums for a period of three years at our current assessment rate.  In the event this proposal is finalized we would recognize the expense over the three year prepayment period.  Other operating expenses increased $298,000, or 14.75%, from $2,020,000 for the nine months ended September 30, 2008 to $2,318,000 for the nine months ended September 30, 2009 due to the growth of the Bank.  Finally, advertising and marketing expense increased $95,000, or 28.44%, from $334,000 for the nine months ended September 30, 2008 to $429,000 for the nine months ended September 30, 2009.  The Bank also experienced a loss on its investment in Silverton Bank stock of $122,000 during the nine months ended September 30, 2009.

For the quarter ended September 30, 2009, we incurred $4,393,000 in noninterest expense, an increase of $803,000, or 22.37%, over the same period in 2008.  Salaries and employee benefits increased $318,000, or 14.87%, to $2,456,000, largely due to additional personnel needed in our mortgage lending and brokerage commission areas.  Other operating expenses increased $125,000, or 19.32%, to $772,000 for the three months ended September 30, 2009 due to the growth of the Bank.  FDIC insurance premium increased $60,000, or 44.44%, due to the FDIC increasing its insurance coverage and special assessments charged to financial institutions.  Finally, there were $111,000 in provision for losses on other real estate owned for the nine months ended September 30, 2009.

Income Taxes

The income tax provision for the nine months ended September 30, 2009 was $(41,000), as compared to $1,109,000 for the same period in 2008.  The effective tax rates were —1,025.00%, due to the consolidation of an income tax benefit held at the holding company, and 34.31% for the nine months ended September 30, 2009 and 2008, respectively.  The effective tax rates were 25.45% and 34.38% for the quarters ended September 30, 2009 and 2008, respectively.

Earnings Performance

As of September 30, 2009, the Bank continued to experience improvements in net interest income of $809,000, or 6.38%, over the comparable period in 2008.  The improvement in net interest income was a result of interest income on our taxable securities portfolio, which increased $3,095,000, or 105.85%, compared to the nine months ended

September 30, 2008.  However, due to declining economic conditions and a low interest rate environment, the Bank had a decline in net earnings of $2,078,000 to $45,000 for the period ended September 30, 2009 from $2,123,000 for the period ended September 30, 2008.  The Bank has increased its provision for loan losses $4,778,000, or 475.90%, from the comparable period in 2008, to $5,782,000 due to a weakening of economic conditions that has resulted in the borrowers’ inability to repay loans as well as growth in our loan portfolio.  Despite declining interest rate margins, the Bank has experienced improvement in its noninterest income from our residential mortgage and brokerage commission’s areas due to the increase in personnel in these areas as well as gains realized in our securities portfolio.  We believe earnings should strengthen as economic conditions improve, which should help strengthen the quality of our loan portfolio, and with the increase in fee income generated from our residential mortgage and brokerage commission areas.  The Bank also experienced an increase in noninterest expenses of $2,245,000, or 20.45%, due to the increases in salaries and employee benefits due to the additional staffing and the increases in FDIC insurance premiums.  The above resulted in a loss per share of $0.06 for the nine months ended September 30, 2009 compared to earnings per share of $0.58 for the nine months ended September 30, 2008.  During the quarter ended September 30, 2009, earnings per share were $0.04, compared to earnings of $0.22 per share for comparable period in 2008.

Assets and Liabilities

During the first nine months of 2009, total assets increased $132,748,000, or 20.60%, compared to December 31, 2008.  The primary reason for the increase in assets was due to an increase in net loans of $52,249,000 during the first nine months of 2009.  Securities available-for-sale increased $29,842,000, or 17.87%, from December 31, 2008 to September 30, 2009.  Federal funds sold increased $28,384,000 as a result of the growth in our funding.  Total deposits increased $107,488,000, or 22.17%, to $592,239,000 from the December 31, 2008 amount of $484,751,000.  Within the deposit area, interest-bearing deposits increased $105,671,000, or 23.30%, and noninterest-bearing deposits increased $1,817,000, or 5.81%, during the first nine months of 2009.  Money market savings accounts increased $42,887,000, or 45.62%, to $136,895,000 at September 30, 2009 due to the attractive rates offered by the Bank compared to competitors in the marketplace.  The increase in deposits has helped us to partially fund the growth in our loan and securities portfolio.  Our additional presence in the North Myrtle Beach and Myrtle Beach markets has been a significant factor in our overall growth.  Also to help increase our net interest margin, the Bank increased our brokered deposits, which is a lower cost source of funding.  This funding was utilized to buy securities, which helped with our liquidity and capital position.

Loans

Net loans increased $52,249,000, or 12.30%, to $476,871,000 during the nine-month period ended September 30, 2009.  Loan demand in general continued to increase in our market areas in the first nine months of 2009.  As expected during this time of year, agricultural loans increased $6,932,000, or 91.05%, from December 31, 2008.  Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Real estate - construction and land development	$58,800	60,643
Real estate - other	316,991	253,450
Agricultural	14,545	7,613
Commercial and industrial	72,847	84,568
Consumer	18,807	19,655
Other, net	782	3,109

	$482,772	$429,038

During the nine months ended September 30, 2009, nonaccrual loans increased from $9,040,000 at December 31, 2008 to $21,562,000.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Loans: Nonaccrual loans	$21,562	9,040

Loans identified by the internal review mechanism:

Criticized	16,122	9,110
Classified	24,963	9,285

For discussion on the increases in our criticized and classified loans, refer to management’s discussion on the methodology regarding the calculation of the Provision for Loan Losses under Item 2.

Activity in the Allowance for Loan Losses is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Balance, January 1	$4,416	$3,535
Provision for loan losses for the period	5,782	1,004
Net loans charged off for the period	(4,297)	(513)

Balance, end of period	$5,901	$4,026
Gross loans outstanding, end of period	$482,772	$401,809
Allowance for Loan Losses to loans outstanding	1.22%	1.00%

Deposits

At September 30, 2009, total deposits had increased by $107,488,000, or 22.17%, from December 31, 2008. Noninterest bearing deposits increased $1,817,000 to $33,102,000 and interest-bearing deposits increased $105,671,000 to $559,137,000.  Expressed in percentages, noninterest-bearing deposits increased 5.81% and interest-bearing deposits increased 23.30%.

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Noninterest-bearing demand deposits	$33,102	$31,285
Interest-bearing demand deposits	39,932	45,228
Savings and money market deposits	143,714	99,669
Certificates of deposits	375,491	308,569
	$592,239	$484,751

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2009:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
February 25, 2000	5.92%	$76	March 1, 2010	$5,000
May 18, 2000	6.49%	75	May 24, 2010	4,600
March 19, 2001	0.29%	8	March 22, 2011	5,000
January 17, 2002	0.51%	14	January 17, 2012	5,000
July 23, 2002	3.81%	48	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	56	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	58	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	28	March 19, 2015	4,000
August 20, 2008	3.44%	44	August 20, 2018	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 4,2008	3.32%	42	September 4,2018	5,000
September 8, 2008	3.25%	42	September 10, 2018	5,000
September 8, 2008	3.45%	44	September 10, 2018	5,000
September 18, 2008	2.95%	38	September 18, 2018	5,000
October 10, 2008	2.63%	33	October 10, 2018	5,000
December 18, 2008	2.63%	33	October 18, 2013	5,000
January 22,2009	2.95%	2	January 22, 2014	200
January 29, 2009	2.87%	14	January 29, 2013	2,000
February 17,2009	1.94%	2	March 16, 2011	500
February 20, 2009	2.93%	15	February 20, 2013	2,000
March 2, 2009	2.90%	22	March 4, 2013	3,000
March 5, 2009	2.56%	7	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	15	March 20, 2014	2,000
April 8, 2009	2.86%	15	April 8, 2013	2,000
April 14, 2009	2.65%	13	April 15, 2013	2,000
April 20, 2009	2.95%	22	April 21, 2014	3,000
April 21, 2009	2.55%	13	April 22, 2013	2,000
April 27, 2009	2.95%	15	April 28, 2014	2,000
May 1, 2009	2.60%	13	May 1, 2013	2,000
May 8, 2009	3.00%	23	May 8, 2014	3,000
August 20, 2009	3.86%	—	August 20, 2019	5,000

		$916		$115,800

As of September 30, 2009, the Bank’s portfolio of FHLB advances consisted of $10,000,000 of adjustable rate credits, $46,800,000 of fixed rate credit, and $59,000,000 of convertible advances.  Interest on fixed rate advances is generally payable monthly and interest on all other advances is payable quarterly.  Convertible advances are callable by the Federal Home Loan Bank on their respective call dates.  The Bank has the option to either repay any advance that has been called or to refinance the advance as an adjustable rate credit.

At September 30, 2009 the Bank had pledged as collateral for FHLB advances approximately $21,718,000 of 1-4 family first mortgage loans, $4,193,000 of commercial real estate loans, $6,407,000 in home equity lines of credit and $97,337,000 of agency and private issue mortgage securities.  The Bank had an investment in Federal Home Loan Bank stock of $6,370,000.

During the second quarter, management unwound the interest rate swap agreements associated with the FHLB advances.  The notional amount of advances involved in the unwinding of the swaps was $14,600,000, which resulted in a realized gain of $82,000.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 66.63% at September 30, 2009 and 71.91% at December 31, 2008.

Unpledged securities available-for-sale, which totaled $59,988,000 at September 30, 2009, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At September 30, 2009, unused lines of credit totaled $21,000,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of September 30, 2009, our unused line of credit with Federal Home Loan Bank was $163,000.

Capital Resources

Total shareholders’ equity increased from $34,450,000 at December 31, 2008 to $48,121,000 at September 30, 2009.  The increase of $13,671,000 is primarily attributable to our participation in the U.S. Treasury’s CPP.  We issued 12,895 shares of our Series T Preferred Stock to the U.S. Treasury, which added $12,828,000 in capital to the Bank.  In addition, the unrealized gain related to the change in fair market value on available-for-sale securities of $992,000 had an overall positive effect on shareholders’ equity.

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

The following table summarizes our risk-based capital at September 30, 2009:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$48,121	52,341
Plus: qualifying trust preferred securities	6,000	—

Less: unrealized gains on available-for-sale securities	(2,090)	(2,090)

Tier 1 capital	52,031	50,251

Plus: allowance for loan losses (1)	5,901	5,901

Total capital	$57,932	$56,152

Net risk-weighted assets	$531,651	$530,572
Risk based capital ratios:
Tier 1 capital (to net risk-weighted assets)	9.79%	9.47%
Total capital (to net risk-weighted assets)	10.90%	10.58%
Tier 1 capital (to total average assets)	7.31%	6.72%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2009, we had issued commitments to extend credit of $56,344,000 and standby letters of credit of $1,087,000 through various types of commercial lending arrangements.  At December 30, 2008, we had issued commitments to extend credit of $61,918,000 and standby letters of credit of $1,478,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$2,240	$5,334	$22,856	$30,430	$25,914	$56,344
Standby letters of credit	5	9	817	831	256	1,087
Total	$2,245	$5,343	$23,673	$31,261	$26,170	$57,431

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 13, 2009	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.