Form 10-K
period 2009-12-31
HCSB FINANCIAL CORP
filed 2010-03-18
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $65,826,720.  This calculation is based upon an estimate of the fair market value of the Common Stock of $20.00 per share, which was the price of the last several trades of which management is aware prior to this date. Because there is not an active trading market for the Common Stock, we have used our book value of $12.41 as of June 30, 2009 to calculate our public float.

The number of shares outstanding of the issuer’s common stock, as of March 1, 2010 was 3,787,170.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2009	Part II (Items 5, 7-8)

Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2010	Part III (Portions of Items 10-14)

PART I

Item 1.  Description of Business.

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in deposit flows;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  adequacy of the level of our allowance for loan losses;

•                  the rate of delinquencies and amount of loans charged-off;

•                  the rate of loan growth and the lack of seasoning of our loan portfolio;

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

These risks are exacerbated by the developments over the past two years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On March 6, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), we entered into a Letter Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Board of Governors of the Federal Reserve System before we are able to redeem the Series T Preferred Stock but we may not necessarily be required to raise additional equity capital in order to redeem this stock.

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

•                  Personalized Service.  We view banking as a service industry in which personal relationships can provide a competitive advantage.  This paradigm is captured in our marketing tagline “Bank With Me! at HCSB!”.  It speaks directly to the relationship between our customers and our employees and reminds our employees that their actions and attitudes make the difference for our bank.  It reminds our employees that people bank with HCSB because of what our employees do each day to make our customers feel appreciated.  We seek customers who prefer to conduct business with a locally owned and managed bank that demonstrates an active interest in their business and personal financial affairs.  We believe that by consistently providing high levels of service to customers who value that service, we develop and strengthen relationships that provide a competitive advantage.

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

•                  Community Focus.  We approach banking with a community focus, particularly at the branch level.  We operate each branch as an independent business unit and encourage our branch managers to promote those products that best meet the needs of their customer base.  This strategy enables our branches to serve diverse populations and economies effectively.  We support our branches by supporting the economic development of our communities and by encouraging our employees to be active in community affairs.  We have located our existing offices, and expect to locate future offices, in communities in which we believe we can develop strong relationships.  We favor growth areas and areas in which there are opportunities to differentiate ourselves by providing customers with superior service.

•                  High Asset Quality.  We place a great deal of emphasis on maintaining high asset quality and will continue to strive to maintain high asset quality through the closeness of our lenders, senior officers, and directors to our customers and their significant knowledge of the communities in which they reside.

•                  Internal Growth, Branch Expansion.  We have grown significantly over the last six years.  We will continue to focus on acquiring market share, particularly from large Southeastern regional bank holding companies, by emphasizing our local management and decision-making and personal services.

•                  Broad Range of Products and Services.  We strive to provide our customers with the breadth of products and services comparable to a regional bank, while maintaining the quick response and personal service of a locally owned and managed bank.  In addition to offering a full range of deposit services and commercial, agricultural and personal loans, we offer products such as mortgage loan originations, on-line banking, and investment products and brokerage services through a third party arrangement.

Location and Service Area

Our primary markets include Horry County, South Carolina and Columbus and Brunswick Counties, North Carolina.  Many of the banks in these areas are branches of large regional banks.  Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we successfully fill.  We also believe that the Horry County market will continue to grow, particularly along the Atlantic coast.  We intend to continue to expand our branch network to take advantage of opportunities caused by this growth.  We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses, individuals, and farmers.

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our market area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts.  All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules).  We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 62.3% of our loan portfolio at December 31, 2009.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).  Due to concerns regarding the current economic environment and our concentration of commercial real estate loans, which as of December 31, 2009 totaled $251,617,000, or 62.44% of our real estate loans, we anticipate decreasing our amount of commercial real estate loans in 2010.

Commercial Loans.  At December 31, 2009, approximately 12.3% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 3.2% of our loan portfolio at December 31, 2009.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 2.1% of our loan portfolio consisted of agricultural loans at December 31, 2009.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 19.4% of our loan portfolio at December 31, 2009 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

Other Banking and Related Services

Other bank services which are in place or planned include cash management services, sweep accounts, repurchase agreements, cellular phone banking, remote deposit capture, safe deposit boxes,

travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts.  We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions.  Three of our non-executive officers are registered representatives of Nexity Financial Services, and they effect transactions in securities and other non-deposit investment products.  We also offer MasterCard and VISA credit card services through a third party vendor.  We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2009, there were 27 financial institutions operating in Horry County, 13 financial institutions operating in Brunswick County and 7 financial institutions operating in Columbus County.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals, farmers and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Many of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 15, 2010, we had 157 full-time employees and 1 part-time employee.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

SUPERVISION AND REGULATION

Both HCSB Financial Corporation and Horry County State Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements and restrictions on and provide for general regulatory oversight of their operations.  These laws and regulations generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Developments

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system.  Several regulatory and governmental actions have been announced including:

•                                          In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

•                                          On March 6, 2009, as part of the CPP established by Treasury under the EESA, we entered into a Letter Agreement and Securities Purchase Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by our board of directors.  The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

Pursuant to the terms of the certificate of designations creating the Series T Preferred Stock, we may only redeem the Series T Preferred Stock at par after May 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $3.2 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.  However, pursuant to the terms of American Recovery and

Reinvestment Act (the “Recovery Act”) which modified EESA, we may, upon consultation with our primary federal regulator, repay the amount received for the Series T Preferred Stock at any time, without regard to whether we have replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series T Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the Recovery Act and any rules and regulations thereunder.

•                                          EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•                                          On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”).  TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee applied to new debt issued on or before October 31, 2009 and provides protection until December 31, 2012.  Participants in DGP pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and opted out of the DGP.

•                                          On February 10, 2009, Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                                          A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

•                                          A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                                          A public-private investment fund program that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                                          Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                                          On February 17, 2009, the Recovery Act was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

•                                          On March 23, 2009, Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                                          The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•                                          The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•                                          On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•                                          On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (CRA) (discussed below).

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will now be rebuttably presumed to exist unless a person acquires no more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank described below under “Horry County State Bank - Capital Regulations.”  Nevertheless, our bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

Horry County State Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors through December 31, 2013, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest rates paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2009, the bank was deemed to be “well capitalized.”

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

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions and the FDIC.   In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

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

•                  The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, governing interest rate increases and fee limits; and

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.  Currently, the bank must receive approval from the Treasury, the FDIC, and the South Carolina Board of Financial Institutions prior to declaring a dividend on its shares of common stock..

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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $326,158 to the FDIC at the end of the third quarter 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $3.7 million in prepaid risk-based assessments, which included $238,939 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010.  This amount is included in deposit insurance expense for 2009.  The remaining $3.5 million in prepaid deposit insurance is included in accrued prepaid expenses for 2009.  As a result, we incurred increased insurance costs during 2009 than in previous periods.

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

Proposed Legislation and Regulatory Action.  Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws.

On November 10, 2009, Senate Banking Committee chairman Christopher Dodd proposed a significant regulatory reform bill that includes many of the features of the Proposal, including consolidating financial regulators, imposing higher capital requirements on financial institutions, remaking the derivatives industry, and shifting consumer protection from an overlapping patchwork of regulators to a single new commission, the CFPA.  This bill is still pending approval of the US Congress and many subsequent amendments have been proposed.  If this bill is adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

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

Negative developments in the financial industry and the domestic and international credit markets have adversely affected our operations and results.

Negative developments from the latter half of 2007 through 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and Treasury’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under “Supervision and Regulation,” in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Because of our participation in the Treasury Department’s CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the Warrant.  These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and

(5) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to Treasury pursuant to the CPP.

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

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 2.43% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  We note, however, that the exercise price on Treasury’s warrant is $21.09 and the company’s current trading price was approximately $11 at December 31, 2009.

Moreover, the securities purchase agreement between us and the Treasury pursuant to the CPP provides that prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) pay the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T Preferred Stock) or trust preferred securities.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 76.2% of our interest income for the year ended December 31, 2009.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2009, approximately 81.7% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in the Myrtle Beach area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2009, we paid $1,236,950 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks has increased.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.  In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances.  We were required to pay approximately $3.5 million in prepaid insurance premiums which is included in other assets at December 31, 2009.  Continued increases in this expense would have a material adverse effect on our financial condition.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  In addition, we intend to redeem the Series T Preferred Stock that we issued to Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We depend heavily on out of market deposits as a source of funding.

As of December 31, 2009, 18.0% of our deposits were obtained from out of market sources.  To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans, which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The aggregate amount of all loans in excess of the supervisory loans-to-value limits should not exceed 100% of our bank’s capital.  As of December 31, 2009, approximately $17.1 million of our loans, or 38.0% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, within the aggregate limit noted above, total loans for all commercial, agricultural, multifamily or other non 1-4 family residential properties should not exceed 30% of total capital.  At December 31, 2009, loans collateralized by commercial, agricultural, multifamily or other non 1-4 family residential properties that exceeded the supervisory loan to value ratio were $7.6 million, or 16.9% of the bank’s capital.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  During the second half of 2007, the Federal Reserve began to reduce short-term interest rates, which had an adverse effect on our earnings in 2008 and 2009 and may continue to negatively impact our earnings in 2010.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

During 2009, management has evaluated and reported on the internal controls of the company in which our independent registered public accounting firm will attest to our internal controls for fiscal year 2010.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

Proposals for further regulation of the financial services industry are continually be introduced in the U.S. Congress and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  See the “Supervision and Regulation” section of this Form 10-K for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the past two years.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Description of Property.

The main office of the bank is located at 5009 Broad Street, Loris, South Carolina, 29569.  Our operational support services and executive offices are located in our Operations Center at 3640 Ralph Ellis Boulevard, Loris, South Carolina, 29569.  Our operational support services include central deposit and central credit operations, computer operations, audit and compliance operations, human resources, training, marketing and credit administration operations.  Currently we have for sale or lease our former Operations Center at 5201 Broad Street, Loris, South Carolina, 29569.

The bank presently owns 12 lots on which we have branch banking facilities in addition to the previously mentioned lot which houses our former operations facility and the lot which houses our current Operations Center.  In addition, the bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

The bank completed construction of a permanent Ocean Drive Beach branch at 609 Highway 17 South, North Myrtle Beach, South Carolina, 29582 in August 2009.

Item 3.   Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time.  We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.   (Removed and Reserved.)

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2009.

Item 6.   Selected Financial Data.

N/A.

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2009.

Item 8.   Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2009.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information.

In accordance with the Company’s corporate governance principles, Boyd R. Ford, Jr. and J. Lavelle Coleman will not stand for re-election to the Board of Directors at the Company’s 2010 annual meeting of shareholders because they have reached the mandatory retirement age of 70. Messrs. Ford and Coleman will complete their current term on the Board of Directors, which expires at the Company’s 2010 annual meeting of shareholders.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Ethics that applies to our board of directors, principal executive officer, principal financial officer, senior financial officers, and other executive officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002.  The Code of Ethics is available to our shareholders via the internet at www.hcsbaccess.com.

Additional information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 22, 2010.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 22, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the equity compensation plan information at December 31, 2009.

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

Additional information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 22, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 13, the information contained on page 18 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2010 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 22, 2010.

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

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

13	The Company’s 2009 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 18, 2010	By:	/s/James R. Clarkson
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

By:	/s/Michael S. Addy	Date: March 18, 2010
Michael S. Addy, Director

By:	/s/Johnny C. Allen	Date: March 18, 2010
Johnny C. Allen, Director

By:	/s/Clay D. Brittain, III	Date: March 18, 2010
Clay D. Brittain, III, Director

By:	/s/Rachel B. Broadhurst	Date: March 18, 2010
Rachel B. Broadhurst, Director

By:	/s/Russell R. Burgess, Jr.	Date: March 18, 2010
Russell R. Burgess, Jr., Director

By:	/s/D. Singleton Bailey	Date: March 18, 2010
D. Singleton Bailey, Director

By:	/s/Franklin C. Blanton	Date: March 18, 2010
Franklin C. Blanton, Director

By:	/s/Boyd R. Ford, Jr.	Date: March 18, 2010
Boyd R. Ford, Jr., Director

By:	/s/James R. Clarkson	Date: March 18, 2010
James R. Clarkson, Director, President & Chief Executive Officer

By:	/s/J. Lavelle Coleman	Date: March 18, 2010
J. Lavelle Coleman, Director

By:	/s/Larry G. Floyd	Date: March 18, 2010
Larry G. Floyd, Director

By:	/s/Tommie W. Grainger	Date: March 18, 2010
Tommie W. Grainger, Director

By:	/s/Gwyn G. McCutchen	Date: March 18, 2010
Gwyn G. McCutchen, Director

By:	/s/T. Freddie Moore	Date: March 18, 2010
T. Freddie Moore, Director

By:	/s/Carroll D. Padgett, Jr.	Date: March 18, 2010
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

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

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

13	The Company’s 2009 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.