Form 10-K/A
period 2009-12-31
HCSB FINANCIAL CORP
filed 2010-03-25
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
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

The number of shares outstanding of the issuer’s common stock, as of March 1, 2010 was 3,787,170.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the	Part II (Items 5, 7-8)
Year Ended December 31, 2009

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 10-14)
to be held on April 22, 2010

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 (this “Amendment”) to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 18, 2010. This Amendment is being filed to correct an inadvertent typographical error in the “Selected Financial Data” table of Exhibit 13, which incorrectly referred to net income — basic of $0.44 per share as opposed to net income — basic of $(0.44) per share.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, filed with this Amendment is Exhibit 13 with the corrected net income — basic of $(0.44) per share.  This Amendment does not affect any other parts of, or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Form 10-K.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV

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

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

13	The Company’s 2009 Annual Report.

21	Subsidiaries of Registrant.**

24	Power of Attorney (contained on signature pages to our Annual Report on Form 10-K filed March 18, 2010).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.**

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.**

32	Section 1350 Certifications.**

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.**

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.**

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.
**	Previously filed as an exhibit to our Annual Report on Form 10-K filed March 18, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 25, 2010	By:	/s/James R. Clarkson
James R. Clarkson, President &
Chief Executive Officer