Form 10-Q
period 2010-03-31
HCSB FINANCIAL CORP
filed 2010-05-17
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of May 15, 2010.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$23,624	$44,902
Federal funds sold	18,148	1,407
Total cash and cash equivalents	41,772	46,309

Securities available-for-sale	185,471	169,463
Nonmarketable equity securities	6,715	6,715
Total investment securities	192,186	176,178

Loans held for sale	9,384	1,669

Loans receivable	483,601	491,652
Less allowance for loan losses	(7,819)	(7,525)
Loans, net	475,782	484,127

Premises and equipment, net	23,991	24,152
Accrued interest receivable	4,412	4,120
Cash value of life insurance	9,596	9,492
Other real estate owned	10,126	6,432
Other assets	9,310	7,170
Total assets	776,559	759,649
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	35,793	31,661
Interest-bearing transaction accounts	41,089	41,354
Money market savings accounts	173,676	152,553
Other savings accounts	7,213	6,623
Time deposits $100 and over	142,606	130,634
Other time deposits	199,817	215,467
Total deposits	600,194	578,292
Repurchase Agreements	8,545	8,031
Advances from the Federal Home Loan Bank	113,800	118,800
Subordinated debentures	994	—
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,129	1,444
Other liabilities	1,299	1,824
Total liabilities	732,147	714,577

Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 and 0 shares at March 31, 2010 and Dec 31, 2009 respectively	12,009	11,962
Common stock, $.01 par value; 10,000,000 shares authorized, 3,787,170 shares issued and outstanding at March 31, 2010 and December 31, 2009	38	38
Capital surplus	30,868	30,856
Common stock warrants	1,012	1,012
Nonvested restricted stock	(645)	(645)
Retained earnings	1,058	1,291
Accumulated other comprehensive loss	72	558
Total shareholders’ equity	44,412	45,072
Total liabilities and shareholders’ equity	776,559	759,649

See Notes to Condensed Consolidated Financial Statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest income:
Loans, including fees	$6,859	$6,182
Investment securities:
Taxable	1,517	2,113
Tax-exempt	48	65
Nonmarketable equity securities	7	—
Other interest income	13	8
Total	8,444	8,368

Interest expense:
Certificates of deposit $100M and over	705	771
Other deposits	1,720	2,463
Other interest expense	1,025	892
Total	3,450	4,126

Net interest income	4,994	4,242
Provision for loan losses	1,812	1,523

Net interest income after provision for loan losses	3,182	2,719

Noninterest income:
Service charges on deposit accounts	359	364
Credit life insurance commissions	39	15
Gain / (loss) on securities available-for-sale	79	71
Gain on sale of mortgage loans	247	123
Other fees and commissions	85	76
Brokerage commissions	82	14
Income from cash value of life insurance	124	85
Other operating income	102	35
Total	1,117	783
Noninterest expenses:
Salaries and employee benefits	2,450	2,378
Net occupancy expense	312	290
Furniture and equipment expense	342	309
Marketing expense	83	144
Loss on other than temporary impairment	—	122
FDIC insurance premiums	262	210
Provision for losses on other real estate owned	64	—
Loss on sale of assets	58	48
Other operating expenses	770	679
Total	4,341	4,180
Loss before income taxes	(42)	(678)
Income tax provision	(17)	(239)
Net loss	$(25)	$(439)

Accretion of preferred stock to redemption value	47	13
Preferred dividends accrued	77	46
Net loss available to common shareholders	(149)	(498)

Basic loss per share	$(0.04)	$(0.13)
Diluted loss per share	$(0.04)	$(0.13)

See Notes to Condensed Consolidated Financial Statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months ended March 31, 2010 and 2009

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	comprehensive	Total
Balance, December 31, 2008	3,788,293	$38	—	—		(645)	30,728	3,231	1,098	34,450
Net loss for the period								(439)		(439)
Other comprehensive income, net of tax									931	931
Comprehensive income										492
Issuance of preferred stock				12,895	11,830					11,830
Issuance of common stock warrants			1,013							1,013
Accretion of preferred stock to redemption value					13			(13)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Stock compensation expense							36			36
Payment of fractional shares								(19)		(19)
Balance, March 31, 2009	3,787,170	$38	$1,013	12,895	$11,843	$(645)	$30,745	$2,779	$2,029	$47,802

December 31, 2009	3,787,170	$38	$1,012	12,895	$11,962	$(645)	$30,856	$1,291	$558	$45,072
Net loss for the period								(25)		(25)
Other comprehensive income,									(486)	(486)
Comprehensive income										(511)
Accretion of preferred stock					47			(47)		—
Stock compensation expense							12			12
Payment of dividend on preferred stock								(161)		(161)
Balance, March 31, 2010	3,787,170	$38	$1,012	12,895	$12,009	$(645)	$30,868	$1,058	$72	$44,412

See Notes to Condensed Consolidated Financial Statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(25)	$(439)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	231
Deferred income tax benefit	(24)	(54)
Provision for loan losses	1,812	1,523
Amortization less accretion on investments	225	42
Amortization of deferred loan costs	12	11
Increase in loans held for sale	(7,715)	(1,323)
Stock compensation expense	12	36
Net gain on sale of securities available-for-sale	(79)	(71)
Loss on sale of other real estate owned	104	49
Loss on other than temporary impairment	—	122
Decrease in interest payable	(315)	(307)
Increase in interest receivable	(292)	(7)
Increase in other assets	(2,116)	(2,692)
Increase in cash value of life insurance	(104)	(74)
Decrease in other liabilities	(241)	(363)
Net cash provided by operating activities	(8,460)	(3,316)
Cash flows from investing activities:
Purchases of securities available-for-sale	(41,195)	(40,089)
Maturities of securities available-for-sale	15,790	20,366
Proceeds from sale of other real estate owned	391	1,439
Proceeds from sales of securities available-for-sale	8,481	—
Net increase (decrease) in loans to customers	2,332	(20,468)
Proceeds for sales of premises and equipment	1	12
Purchase of life insurance contracts	—	(600)
Purchases of nonmarketable equity securities	—	(497)
Purchases of premises and equipment	(126)	(953)
Net cash used by investing activities	(14,326)	(40,790)
Cash flows from financing activities:
Net increase in demand deposits and savings	25,580	15,087
Net increase (decrease) in time deposits	(3,678)	20,389
Net increase (decrease) in FHLB borrowings	(5,000)	2,800
Net increase in Preferred stock	—	12,843
Net increase in repurchase agreements	514	4,345
Net decrease in notes payable	—	(4,500)
Net decrease in fed funds purchased	—	(2,677)
Dividend paid on preferred stock	(161)	—
Net increase in subordinated debentures	994	—
Cash paid in lieu of fractional shares	—	(19)
Net cash provided by financing activities	18,249	48,268

Net increase in cash and cash equivalents	(4,537)	4,162
Cash and cash equivalents, beginning of period	46,309	10,423
Cash and cash equivalents, end of period	$41,772	$14,585

Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,765	$4,432

See Notes to Condensed Consolidated Financial Statements.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2009 Annual Report on Form 10-K.

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

There was no stock dividend declared in January 2010 because the Company is prohibited from declaring any dividends on its common stock until March 6, 2012 without the U.S. Treasury’s approval unless the 12,985 shares of the Series T Preferred Stock have been repurchased from the U.S. Treasury.  In January 2009, the Board of Directors declared a stock dividend payable on February 20, 2009 to shareholders of record on February 6, 2009.  As a result of the 3% stock dividend, 110,338 shares were issued.  The Company recorded this dividend in shareholders’ equity for the year ended December 31, 2008.  All share and per share amounts have been adjusted to reflect these dividends.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Income available to common shareholders	$(149)	3,787,170	$(0.04)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Income available to common shareholders plus assumed conversions	$(149)	3,787,170	$(0.04)

	Three Months Ended March 31, 2009
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Income available to common shareholders	$(498)	3,787,806	$(0.13)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Income available to common shareholders plus assumed conversions	$(498)	3,787,806	$(0.13)

NOTE 4 — COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(851)	$315	$(536)
Plus: reclassification adjustment for gains (losses) realized in net income	79	(29)	50
Net unrealized gains (losses) on securities	(772)	286	(486)
Other comprehensive income	$(772)	$286	$(486)

	Three Months Ended March 31, 2009
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,407	$(521)	$886
Plus: reclassification adjustment for gains (losses) realized in net income	71	(26)	45
Net unrealized gains (losses) on securities	1,478	(547)	931
Other comprehensive income	$1,478	$(547)	$931

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subordinated Debentures — The carrying value of subordinated debentures is a reasonable estimate of fair value since the debentures were issued in the current year.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$23,624	$23,624	$14,585	$14,585
Federal funds sold	18,148	18,148	—	—
Investment securities available-for-sale	185,471	185,471	188,221	188,221
Nonmarketable equity securities	6,715	6,715	5,636	5,636
Loans and loans held-for-sale	492,985	490,626	449,059	448,357
Accrued interest receivable	4,412	4,412	3,632	3,632

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$257,771	$257,771	$191,269	$191,269
Certificates of deposit	342,423	343,623	328,958	330,390
Repurchase agreements	8,545	8,545	13,517	13,517
Advances from the Federal Home Loan Bank	113,800	115,796	94,800	96,919
Subordinated debentures	994	994	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,129	1,129	1,798	1,798

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$52,251	$ N/A	$59,433	N/A
Standby letters of credit	1,187	N/A	1,562	N/A

Generally accepted accounting principles provide a framework for measuring and disclosing fair value.  They also require disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Generally accepted accounting principles also define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  They also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  They describe three levels of inputs that may be used to measure fair value:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

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

Mortgage Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to recurring fair value adjustments as Level 1.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities		$185,471	—
Mortgage loans held for sale	$9,384	$—	—
Total	$9,384	$185,471	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$12,192	$157,271	—
Mortgage loans held for sale	1,669	$—	—
Total	$13,861	$157,271	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of March 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Nonaccrual loans (includes impaired loans)	$—	$21,376	—
Other real estate owned	—	$10,126	—
Total	$—	$31,502	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Nonaccrual loans (includes impaired loans)	$—	$23,138	—
Other real estate owned	—	$6,432	—
Total	$—	$29,570	—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 7 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and 2009 and continuing through the first quarter of 2010, the capital and credit markets experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 15 to 25 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

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

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

For the quarter ended March 31, 2010, net interest income was $4,994,000, an increase of $752,000, or 17.73%, over the same period in 2009.  Interest income from loans, including fees, was $6,859,000 for the three months ended March 31, 2010, an increase of $677,000, or 10.95%, over the three months ended March 31, 2009.  This increase was attributable to the increase in the average volume of our loan portfolio for the three months ended March 31, 2009 of $440,254,000 to $495,723,000 for the three months ended March 31, 2010, with only a slight decrease in the yield.  Interest income on taxable securities totaled $1,517,000 for the three months ended March 31, 2010, a decrease of $596,000 over the same period in 2009.  Our interest income on taxable securities decreased due to management’s decision to realize gains throughout 2009 and in turn, reinvesting this cash flow into our securities portfolio at lower yields.  Interest expense for the three months ended March 31, 2010 was $3,450,000, compared to $4,126,000 for the same period in 2009, a decrease of $676,000, or 16.38%.  This decrease is attributable to our decrease in the cost of funding from 2.76% as of March 31, 2009 to 2.02% as of March 31, 2010, particularly in the cost of our certificate of deposits (CDs).  The net interest margin realized on earning assets was 2.81% for the three months ended March 31, 2010, as compared to 2.71% for the three months ended March 31, 2009.  The interest rate spread increased from 2.58% at March 31, 2009 to 2.72% at March 31, 2010.

Provision and Allowance for Loan Losses

The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

The allowance for loan losses was $7,819,000 and $5,496,000, or 1.62% and 1.23% of total loans, as of March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, the provision was $1,812,000 and $1,523,000, respectively.  Nonperforming loans at March 31, 2010 totaled $21,376,000 compared to $23,138,000 at December 31, 2009.  At March 31, 2010, loans totaling $45,029,000 were considered classified loans and loan totaling $62,861,000 were criticized.  We monitor and evaluate the adequacy of the allowance and loss exposure in the loan portfolio by considering the borrowers’ financial conditions and other factors in the unallocated component of the allowance.  Accordingly, we believe the allowance is adequate, based on our assessment of probable losses, and available facts and circumstances then prevailing.

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

We maintain an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The provision for loan losses is based on management’s periodic evaluation of the composition of the loan portfolio, review of all past due and nonperforming loans, review of historical loan charge-offs and recoveries, evaluation of prevailing economic conditions, and other relevant factors.  In evaluating the loan portfolio, management identifies loans believed to be impaired.  Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement.  Impaired loans are reviewed individually by management and the net present value of the collateral is estimated.  Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral.  In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of pools of loans with similar risk characteristics by application of a historical loss factor for each loan pool.  The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio.  These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management.  This component of the allowance for loan losses includes additional estimated reserves for trends in loan delinquencies, impaired loans, charge-offs and recoveries, and economic trends and conditions.

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

Noninterest Income

Noninterest income during the three months ended March 31, 2010 was $1,117,000, an increase of $334,000, or 42.66%, over the same period in 2009.  The increase of $334,000 is largely a result of gains on sale of residential loans sold in the secondary market, which increased $124,000, or 100.81%, from $123,000 for the three months ended March 31, 2009 to $247,000 for the three months ended March 31, 2010.  This increase is a result of an increase of personnel in this area, which helped contribute to an increase in originations of mortgage loans held for sale from $7,240,000 for the first quarter of 2009 to $15,374,000 for the comparable period in 2010.  Brokerage commissions increased $68,000, or 485.71%, from $14,000 for the quarter ended March 31, 2009 to $82,000 for the quarter ended March 31, 2010.  This increase is due to an increase in personnel in this area.  In addition, income from cash value of life insurance increased $39,000, or 45.88%, to $124,000 for the quarter ended March 31, 2010 due to an increase in our investment in bank-owned life insurance of $600,000.  Also other income increased $67,000, or 191.43%, from $35,000 for the three months ended March 31, 2009 to $102,000 for the comparable period in 2010.  The increase in other income was the result of the sale of the guaranteed portion of SBA loans in the secondary market.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 was $4,341,000, an increase of $161,000, or 3.85%, over the three months ended March 31, 2009.  The primary basis for this rise was the increase in other operating expenses, which increased $91,000, or 13.40%, from $679,000 for the three months ended March 31, 2009 to $770,000 for the three months ended March 31, 2010.  This increase is attributable to an increase in our professional fees from $154,000 for the quarter ended March 31, 2009 to $213,000 for the comparable period in 2010 due to the increase in legal fees attributable to our foreclosure activity.  Salaries and employee benefits increased $72,000, or 3.03%, from $2,378,000 for the three months ended March 31, 2009 to $2,450,000 for the three months ended March 31, 2010.  Personnel expenses should not continue to increase during 2010 as management has taken action to cut expenses in this area.  In addition, the construction of the new operations center and a permanent location at Ocean Drive led to an increase in net occupancy expense of $22,000, or 7.59%, from $290,000 for the three months ended March 31, 2009 to $312,000 for the three months ended March 31, 2010, and also, an increase in furniture and equipment expense of $33,000, or 10.68%.  FDIC insurance premiums also increased $52,000, or 24.76%, from $210,000 for the three months ended March 31, 2009 to $262,000 for the three months ended March 31, 2010 due to an increase in deposits during 2009. There was also a $64,000 increase in our provision for losses on our other real estate owned due to decreases in the valuation of some of our foreclosed properties.  There were decreases in noninterest expenses as well.  Marketing expenses decreased $61,000 from $144,000 for the three months ended March 31, 2009 to $83,000 for the three months ended March 31, 2010.

Income Taxes

The income tax provision for the three months ended March 31, 2010 was $(17,000), as compared to $(239,000) for the same period in 2009.  The effective tax rates were 40.48% and 35.25% at March 31, 2010 and 2009, respectively.

Earnings Performance

During the first quarter of 2010, the bank continued to experience improvements in net interest income of $752,000, or 17.73%, over the comparable period in 2009.  The improvement in net interest income was a result of managing our interest rate spread by maintaining our yield on our earning assets while decreasing the bank’s cost of funds.  The bank’s cost of funding decreased 74 basis points from 2.76% for the quarter ended March 31, 2009 to 2.02% for the quarter ended March 31, 2010.  The bank also experienced an increase in noninterest income of $334,000, or 42.66%, due to employing additional personnel in our mortgage lending and brokerage services areas.  Management is also taking steps to better manage its noninterest expenses by reducing expenses, primarily in our marketing and salaries and employee benefits areas.  Although noninterest expenses went up marginally during the first quarter, we expect those expenses to decrease in 2010.  Non-performing assets, however, continue to be a problem for our bank due to poor economic conditions and the combination of our borrowers’ inability to repay and an increase in our loan portfolio required us to increase in our loan loss provision $289,000, or 18.98%.  As a result of the factors noted above, we experienced a net loss for the quarter of $25,000, which is an improvement of $222,000, or 92.89%, from the first quarter of 2009.  The above also resulted in a loss per share of $0.04 for the quarter ended March 31, 2010 compared to a loss per share of $0.13 for the quarter ended March 31, 2009.  We believe this should improve as economic conditions strengthen and interest rates begin to increase.

BALANCE SHEET REVIEW

Assets and Liabilities

During the quarter ended March 31, 2010, total assets increased $16,910,000, or 2.23%, when compared to December 31, 2009.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $16,008,000 during the quarter ended March 31, 2010.  Total deposits increased $21,902,000, or 3.79%, from the December 31, 2009 balance of $578,292,000.  Within the deposit area, interest-bearing deposits increased

$17,770,000, or 3.25%, and noninterest-bearing deposits increased $4,132,000, or 13.05%, during the quarter ended March 31, 2010.

Investment Securities

Investment securities available-for-sale increased from $169,463,000 at December 31, 2009 to $185,471,000 at March 31, 2010.  This represents an increase of $16,008,000, or 9.45%.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010
Government-sponsored enterprises	$33,838	$231	$37	$34,032
Mortgage-backed securities	146,358	2,080	2,384	146,054
Obligations of state and local governments	5,160	245	20	5,385
Total	$185,356	$2,556	$2,441	$185,471
March 31, 2009
Government-sponsored enterprises	$13,797	$598	$—	$14,395
Mortgage-backed securities	164,739	3,582	1,080	167,241
Obligations of state and local governments	6,465	131	11	6,585
Total	$185,001	$4,311	$1,091	$188,221

The following is a summary of maturities of securities available-for-sale as of March 31, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value
Due in less than one year	$419
Due after one year but within five years	6,413
Due after five years but within ten years	27,959
Due after ten years	150,680
Total	$185,471

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

Securities Available for Sale

			March 31, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$12,963	$37	$—	$—	$12,963	$37
Mortgage-backed securities	46,652	2,275	1,165	109	47,817	2,384
Obligations of state and local governments	255	20	—	—	255	20
Total	$59,870	$2,332	$1,165	$109	$61,035	$2,441

			March 31, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	35,477	730	1,735	350	37,212	1,080
Obligations of state and local governments	1,594	11	—	—	1,594	11
Total	$37,071	$741	$1,735	$350	$38,806	$1,091

At March 31, 2010, the Bank had two individual securities, or 0.63% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At March 31, 2010 and 2009, investment securities with a book value of $137,547,000 and $138,501,000, respectively, and a market value of $139,004,000 and $141,715,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of March 31, 2010 were $137,000 and gross realized losses were $58,000.

Loans

Net loans decreased $8,345,000, or 1.72%, from December 31, 2009 to March 31, 2010.  Balances within the major loans receivable categories as of March 31, 2010 and December 31, 2009, are as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Real estate – construction and land development	$85,550	$95,788
Real estate – other	306,698	305,561
Agricultural	12,474	10,338
Commercial and industrial	62,169	60,914
Consumer	15,522	15,871
Other, net	1,188	3,180
	$483,601	$491,652

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Loans: Nonaccrual loans	$21,376	$23,138
Loans over 90 days past due and still accruing interest	—	—
Other real estate owned	$10,126	$6,432

Loans identified by the internal review mechanism:
Criticized	$45,029	$35,521
Classified	$62,861	$49,631
Impaired loans	$35,876	$37,275

The increases in our criticized and classified loans are due to weaknesses in the marketplace, particularly in the real estate sector.  The areas that have been impacted the most are our land development and loans secured by one-to-four family residential properties.  For further discussion on the increases in our criticized and classified loans, refer to management’s discussion on the methodology regarding the calculation of the Provision for Loan Losses under Item 2.

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Balance, January 1	$7,525	$4,416
Provision for loan losses for the period	1,813	1,523
Less: Charge-offs	(1,665)	(2,616)
Plus: Recoveries	146	2,173

Balance, end of period	$7,819	5,496

Gross loans outstanding, end of period	$483,601	$447,666
Allowance for Loan Losses to loans outstanding	1.62%	1.23%
Ratio of net charge-offs to average loans	0.31%	0.10%

Deposits

As of March 31, 2010, total deposits increased by $21,902,000, or 3.79%, from December 31, 2009.  The largest increase was in money market savings accounts, which increased $21,123,000 to $173,676,000 at March 31, 2010.  Expressed in percentages, noninterest-bearing deposits increased 13.05% and interest-bearing deposits increased 3.25%.

Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Noninterest-bearing demand deposits	$35,793	$31,661
Interest-bearing demand deposits	41,089	41,354
Savings and money market deposits	180,889	159,176
Certificates of deposit	342,423	346,101
	$600,194	$578,292

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2010:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
May 18, 2000	6.49%	$76	May 24, 2010	$4,600
March 19, 2001	0.27%	3	March 22, 2011	5,000
January 17, 2002	0.25%	4	January 17, 2012	5,000
July 23, 2002	3.81%	50	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	55	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	59	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	26	March 19, 2015	4,000
August 20, 2008	3.44%	45	August 20, 2018	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 4,2008	3.32%	41	September 4,2018	5,000
September 8, 2008	3.25%	41	September 10, 2018	5,000
September 8, 2008	3.45%	43	September 10, 2018	5,000
September 18, 2008	2.95%	37	September 18, 2018	5,000
October 10, 2008	2.63%	33	October 10, 2018	5,000
December 18, 2008	2.63%	32	October 18, 2013	5,000
January 22,2009	2.95%	1	January 22, 2014	200
January 29, 2009	2.87%	14	January 29, 2013	2,000
February 17,2009	1.94%	2	March 16, 2011	500
February 20, 2009	2.93%	14	February 20, 2013	2,000
March 2, 2009	2.90%	21	March 4, 2013	3,000
March 5, 2009	2.56%	6	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	15	March 20, 2014	2,000
April 8, 2009	2.86%	14	April 8, 2013	2,000
April 14, 2009	2.65%	13	April 15, 2013	2,000
April 20, 2009	2.95%	22	April 21, 2014	3,000
April 21, 2009	2.55%	13	April 22, 2013	2,000
April 27, 2009	2.95%	15	April 28, 2014	2,000
May 1, 2009	2.60%	13	May 1, 2013	2,000
May 8, 2009	3.00%	22	May 8, 2014	3,000
August 20, 2009	3.86%	50	August 20, 2019	5,000
October 1, 2009	2.89%	21	October 1, 2014	3,000

		$887		$113,800

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $44,800,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however at a certain date for each of the advances, the Federal Home Loan Bank has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $44,800,000.  Also on these dates, the Federal Home Loan Bank has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2010, $44,800,000 were fixed rate credits; $59,000,000 were convertible advances; and $10,000,000 were adjustable rate credits.

As collateral for the advances, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $18,291,000 at March 31, 2010, as well as our commercial nonindustrial loans totaling approximately $4,010,000 at March 31, 2010.  We have also pledged our portfolio of home equity lines of credit aggregating approximately $6,099,000, our investment in Federal Home Loan Bank stock of $6,505,000, which is included in nonmarketable equity securities, and $88,002,000 of our securities portfolio.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 66.27% at March 31, 2010 and 69.12% at December 31, 2009.

Unpledged securities available-for-sale, which totaled $46,468,000 at March 31, 2010, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At March 31, 2010, unused lines of credit totaled $21,000,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of March 31, 2010, our unused line of credit with Federal Home Loan Bank was $10,462,000.

Capital Resources

Total shareholders’ equity decreased from $45,072,000 at December 31, 2009 to $44,412,000 at March 31, 2010. The decrease of $660,000 is primarily attributable to the change in fair market value on securities available-for-sale, which decreased $486,000, or 87.10%.  Shareholders’ equity was also negatively impacted by the quarterly payment of our dividends on our Series T Preferred Stock to the U.S. Treasury of $161,000.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines.  Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.  At March 31, 2010, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at March 31, 2010 for the Company and the Bank:

(Dollars in thousands)	Company	Bank
Shareholders’ equity	$44,412	$51,043
Less: unrealized gains on securities available-for-sale	72	72
Plus: qualifying trust preferred securities	6,000	—
Tier 1 capital	50,340	50,971

Plus: allowance for loan losses (1)	6,676	6,685
Plus: subordinated debentures	994	—
Total capital	58,010	57,656

Net risk-weighted assets	$532,900	$533,704

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	9.45%	9.55%
Total capital (to risk-weighted assets)	10.89%	10.80%
Tier 1 capital (to total average assets)	6.50%	6.59%

(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2010, we had issued commitments to extend credit of $52,251,000 and standby letters of credit of $1,187,000 through various types of commercial lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of $53,840,000 and standby letters of credit $1,137,000 through various types of commercial lending arrangements.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$2,230	$4,061	$23,898	$30,189	$22,062	$52,251
Standby letters of credit	301	120	442	863	324	1,187

Totals	$2,531	$4,181	$24,340	$31,052	$22,386	$53,438

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4. [Removed and Reserved].

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

Date: May 14, 2010	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.