Form 10-Q
period 2010-06-30
HCSB FINANCIAL CORP
filed 2010-08-16
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of August 13, 2010.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$26,021	$44,902
Federal funds sold	12,168	1,407
Total cash and cash equivalents	38,189	46,309
Securities available-for-sale	213,938	169,463
Nonmarketable equity securities	6,716	6,715
Total investment securities	220,654	176,178
Loans held for sale	11,689	1,669

Loans receivable	472,895	491,652
Less allowance for loan losses	(12,768)	(7,525)
Loans, net	460,127	484,127
Premises and equipment, net	23,811	24,152
Accrued interest receivable	3,796	4,120
Cash value of life insurance	9,694	9,492
Other real estate owned	17,324	6,432
Other assets	10,415	7,170
Total assets	$795,699	$759,649
Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$39,483	$31,661
Interest-bearing transaction accounts	42,384	41,354
Money market savings accounts	200,035	152,553
Other savings accounts	7,017	6,623
Time deposits $100 and over	137,295	130,634
Other time deposits	191,071	215,467
Total deposits	617,285	578,292
Repurchase agreements	8,615	8,031
Advances from the Federal Home Loan Bank	109,200	118,800
Subordinated debentures	11,501	—
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,359	1,444
Other liabilities	2,485	1,824
Total liabilities	756,631	714,577
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; 12,895 shares issued and outstanding at June 30, 2010 and Dec 31, 2009, respectively	12,056	11,962
Common stock, $.01 par value; 10,000,000 shares authorized, 3,787,170 shares issued and outstanding at June 30, 2010 and December 31, 2009	38	38
Capital surplus	30,868	30,856
Common stock warrants	1,012	1,012
Nonvested restricted stock	(645)	(645)
Retained earnings (deficit)	(4,807)	1,291
Accumulated other comprehensive income	546	558
Total shareholders’ equity	39,068	45,072
Total liabilities and shareholders’ equity	$795,699	$759,649

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest income
Loans, including fees	$13,488	$12,534	$6,629	$6,352
Investment securities:
Taxable	2,886	4,122	1,369	2,009
Tax-exempt	96	124	48	59
Nonmarketable equity securities	8	4	1	2
Other interest income	28	13	15	5
Total	16,506	16,797	8,062	8,427
Interest expense
Certificates of deposit $100,000 & over	1,430	1,561	725	751
Other deposits	3,583	4,503	1,863	2,079
Advances from the Federal Home Loan Bank	1,786	1,569	858	835
Other interest expense	388	274	291	116
Total	7,187	7,907	3,737	3,781
Net interest income	9,319	8,890	4,325	4,646
Provision for loan losses	11,412	4,272	9,600	2,749
Net interest income (loss) after provision for loan losses	(2,093)	4,618	(5,275)	1,897
Other income
Service charges on deposit accounts	724	787	365	423
Credit life insurance commission	49	28	10	13
Gain on sale of mortgage loans	428	321	181	198
Other fees and commissions	191	172	106	96
Brokerage commissions	121	136	39	122
Gain on sale of securities	122	2,156	43	2,085
Income from cash value life insurance	242	172	118	87
Other operating income	160	54	58	21
Total	2,037	3,826	920	3,045
Other expense
Salaries and employee benefits	4,768	4,804	2,318	2,426
Occupancy expense	626	569	314	279
Advertising and marketing expense	197	308	114	164
Furniture and equipment expense	667	615	325	306
Loss on other than temporary impairment	—	122	—	—
Loss on sale of assets	79	70	21	22
FDIC insurance premiums	526	570	264	360
Provision for losses on OREO	64	225	—	177
Other operating expenses	1,729	1,546	959	915
Total	8,656	8,829	4,315	4,649
Income (loss) before income taxes	(8,712)	(385)	(8,670)	293
Income tax expense	(3,030)	(140)	(3,014)	99
Net income (loss)	(5,682)	(245)	(5,656)	194

Accretion of preferred stock to redemption value	94	57	47	44
Preferred dividends accrued	161	161	82	83
Net income (loss) available to common shareholders	$(5,937)	$(463)	$(5,785)	$67

Basic net income (loss) per common share	$(1.57)	$(0.12)	$(1.53)	$0.02
Diluted net income (loss) per common share	$(1.57)	$(0.12)	$(1.53)	$0.02

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months ended June 30, 2010 and 2009

(Unaudited)

									Accumulated
			Common			Nonvested		Retained	other
(Dollars in thousands except	Common Stock		Stock	Preferred Stock		Restricted	Capital	Earnings	comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2008	3,788,293	$38	—	—	$—	$(645)	$30,728	$3,231	$1,098	$34,450
Net loss for the period								(245)		(245)
Other comprehensive income, net of tax									30	30
Comprehensive income (loss)										(215)
Issuance of preferred stock				12,895	11,815					11,815
Issuance of common stock			1,012							1,012
Accretion of preferred stock to redemption value					58			(58)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Stock compensation expense							73			73
Payment of dividend on preferred stock								(123)		(123)
Payment of fractional shares								(19)		(19)
Balance, June 30, 2009	3,787,170	$38	$1,012	12,895	$11,873	$(645)	$30,782	$2,805	$1,128	$46,993
Balance, December 31, 2009	3,787,170	$38	$1,012	12,895	$11,962	$(645)	$30,856	$1,291	$558	$45,072
Net loss for the period								(5,682)		(5,682)
Other comprehensive loss, net of tax									(12)	(12)
Comprehensive income (loss)										(5,694)
Accretion of preferred stock to redemption value					94			(94)		—
Stock compensation expense							12			12
Payment of dividend on preferred stock								(322)		(322)
Balance, June 30, 2010	3,787,170	$38	$1,012	12,895	$12,056	$(645)	$30,868	$(4,807)	$546	$39,068

See notes to condensed  consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(5,682)	$(245)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	522	461
Provision for loan losses	11,412	4,272
Amortization less accretion on investments	474	189
Amortization of deferred loan costs	11	12
Increase in loans held for sale	(10,020)	(729)
Gain on sale of securities available-for-sale	(122)	(2,156)
Loss on sale of other real estate	129	296
Stock compensation expense	12	73
Income on cash value of life insurance	(202)	(147)
Loss on other than temporary impairment	—	122
(Increase) decrease in interest receivable	324	(121)
Decrease in interest payable	(85)	(772)
Increase in other assets	(3,245)	(681)
Increase (decrease) in other liabilities	668	(797)
Net cash used by operating activities	(5,804)	(223)
Cash flows from investing activities:
Net (decrease) in loans to customers	564	(49,483)
Purchases of securities available-for-sale	(97,514)	(109,720)
Maturities of securities available-for-sale	36,481	44,792
Proceeds from sales of securities available-for-sale	16,187	54,693
Purchase of nonmarketable equity securities	(1)	(1,216)
Purchases of premises and equipment	(206)	(2,412)
Proceeds from disposals of premises and equipment	25	12
Proceeds from sale of other real estate	992	1,562
Purchase of life insurance contracts	—	(600)
Net cash used by investing activities	(43,472)	(62,372)
Cash flows from financing activities:
Net increase in deposits	38,993	40,102
Decrease in federal funds purchased	—	(7,653)
Increase (decrease) in FHLB borrowings	(9,600)	18,800
Increase in subordinated debentures	11,501	—
Proceeds from issuance of preferred stock	—	12,828
Increase in repurchase agreements	584	1,169
Decrease in notes payable	—	(4,500)
Dividend paid on preferred stock	(322)	(124)
Cash paid in lieu of fractional shares	—	(19)
Net cash provided by financing activities	41,156	60,603
Net decrease in cash and cash equivalents	(8,120)	(1,992)
Cash and cash equivalents, beginning of period	46,309	10,423
Cash and cash equivalents, end of period	$38,189	$8,431
Cash paid during the period for:
Income taxes	$—	$491
Interest	$7,272	$8,679

See notes to condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s (the “Company”) 2009 Annual Report on Form 10-K.

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

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 year presentation.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the Company’s financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income available to common shareholders	$(5,937)	3,787,170	$(1.57)
Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income available to common shareholders plus assumed conversions	$(5,937)	3,787,170	$(1.57)

	Six Months Ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income available to common shareholders	$(463)	3,787,486	$(0.12)
Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income available to common shareholders plus assumed conversions	$(463)	3,787,486	$(0.12)

	Three Months Ended June 30, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income available to common shareholders	$(5,785)	3,787,170	$(1.53)
Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income available to common shareholders plus assumed conversions	$(5,785)	3,735,982	$(1.53)

	Three Months Ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income available to common shareholders	$67	3,787,486	$0.02
Effect of dilutive securities
Stock options	—	48,675
Diluted earnings per common share
Income available to common shareholders plus assumed conversions	$67	3,836,161	$0.02

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 2010 and 2009 and for the three months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(140)	$52	$(88)
Plus: reclassification adjustment for gains (losses) realized in net income	122	(46)	76
Net unrealized gains (losses) on securities	(18)	6	(12)
Other comprehensive income (loss)	$(18)	$6	$(12)

	Six Months Ended June 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(2,108)	$780	$(1,328)
Plus: reclassification adjustment for gains (losses) realized in net income	2,156	(798)	1,358
Net unrealized gains (losses) on securities	48	(18)	30
Other comprehensive income (loss)	$48	$(18)	$30

	Three Months Ended June 30, 2010
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$708	$(262)	$446
Plus: reclassification adjustment for gains (losses) realized in net income	43	(16)	27
Net unrealized gains (losses) on securities	751	(278)	473
Other comprehensive income (loss)	$751	$(278)	$473

	Three Months Ended June 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(3,515)	$1,300	$(2,215)
Plus: reclassification adjustment for gains (losses) realized in net income	2,085	(771)	1,314
Net unrealized gains (losses) on securities	(1,430)	529	(901)
Other comprehensive income (loss)	$(1,430)	$529	$(901)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 — SUBSEQUENT EVENTS

In the second quarter of 2010, the Company commenced an offering of subordinated promissory notes to enhance and strengthen its capital and liquidity such that the Company could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at its subsidiary, Horry County State Bank.  Through June 30, 2010, the Company raised $11.5 million in aggregate principal amount through the offering and another approximately $500,000 in July before we closed the offering on July 31, 2010 for total proceeds of $12,062,011.  The subordinated notes were sold to a limited number of purchasers in a private offering; bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3.00%, provided, that the rate of interest shall not be less than 8.00% per annum or more than 12.00% per annum; are callable anytime after April 19, 2014; and mature in 2020. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued.

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

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  Beginning in 2008 and continuing through the first half of 2010, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and six months ended June 30, 2010 as compared to the quarter and six months ended June 30, 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, created the Troubled Asset Relief Program (“TARP”) that allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of June 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of June 30, 2010, PPIFs have drawn-down approximately $16.2 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  On July 21, 2010, the President Obama signed the Dodd Frank Act into law.  The Dodd Frank Act creates a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months.  Among its other impacts, it made permanent the increase in FDIC deposit insurance on most accounts from $100,000 to $250,000.  These regulations will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

The Bank is participating in the Transaction Account Guaranty Program component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout the remainder of 2010.  On March 6, 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Series T Preferred Stock and (ii) the CPP Warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash.

CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

For the six months ended June 30, 2010, net interest income was $9,319,000, an increase of $429,000, or 4.83%, over the same period in 2009.  Interest income from loans, including fees, was $13,488,000, an increase of $954,000, or 7.61%, from the six months ended June 30, 2009. This increase was attributable to an increase in the average balance in our loan portfolio from $452,731,000 at June 30, 2009 to $495,377,000 at June 30, 2010 with only a marginal decrease in yield.  Interest income on taxable securities totaled $2,886,000 for the six months ended June 30, 2010, a decrease of $1,236,000 over the same period in 2009.  This decrease was the result of the selling of securities throughout 2009 to realize gains within the portfolio, and then reinvesting this cashflow by purchasing securities that had lower yields.  Interest expense for the six months ended June 30, 2010 decreased $720,000, or 9.11%, to $7,187,000 as compared to $7,907,000 for the same period in 2009 due to a lowering of rates.  Interest on deposits decreased $1,051,000, or 17.33%, to $5,013,000 for the period ended June 30, 2010 as compared to $6,064,000 for the comparable period in 2009.  The net interest margin realized on earning assets decreased to 2.57% for the six months ended June 30, 2010 as compared to 2.76% for the six months ended June 30, 2009.  The interest rate spread was 2.49% for the six months ended June 30, 2010 compared to 2.61% for the six months ended June 30, 2009.  The decline in our interest rate spread is attributable to the overall level of interest rates during 2010.

Net interest income decreased from $4,646,000 for the quarter ended June 30, 2009 to $4,325,000 for the quarter ended June 30, 2010.  This represents a decrease of $321,000, or 6.91%.  Interest income from loans, including fees, increased $277,000 to $6,629,000 for the quarter ended June 30, 2010 from $6,352,000 for the quarter ended June 30, 2009.  Interest expense decreased $44,000, or 1.16%, to $3,737,000 for the three months ended June 30, 2010, compared to $3,781,000 for the three months ended June 30, 2009.

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination. The allowance for loan losses was $12,768,000 and $6,059,000, or 2.70% and 1.29% of total loans, as of June 30, 2010 and 2009, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the six months ended June 30, 2010, the provision charged to expense was $11,412,000 compared to $4,272,000 for the six months ended June 30, 2009. For the quarter ended June 30, 2010, the provision charged to expense was $9,600,000 compared to $2,749,000 during the same quarter in 2009.

Our provision for loan losses increased significantly for both the three months and six months ended June 30, 2010 over the same period ended June 30, 2009. The Bank has had a history of good credit performance as measured by historical delinquency and charge-off rates. However, these historically satisfactory rates have been under pressure as the economy continues its extended downturn with respect to real estate values. Due to the negative credit quality trend in our loan portfolio that developed in 2009 and that has accelerated during 2010, during June and July 2010 we performed an expanded internal loan review and conducted a re-evaluation of our lending policy and credit procedures. To assist in this process we contracted with Thurmond, Clower & Associates, LLC, a firm that specializes in bank loan reviews, to perform an independent review of our loan portfolio. During the final week of June 2010, Thurmond, Clower & Associates conducted an on-site detailed review of approximately $150 million in loans which represents approximately 30% of our loan portfolio. Their review focused on larger loans secured by real estate but also included a random sample of our smaller loans.

In addition to reviewing the results of this external review, our expanded internal loan review incorporated a comprehensive written analysis of all watch loans prepared by our lending officers and reviewed by our senior management team. We incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.  Our expanded internal loan analysis confirmed that many of our borrowers are facing the increasing stress of declines in cash flows from the underlying properties and an increasing pressure of greatly reduced liquidity from having to invest personal funds into ongoing projects. As a result we downgraded the risk rating of credit relationships totaling approximately $39 million. Also, on June 30, 2010 we recorded additional provision for loan losses of $8 million in addition to a $1.6 million provision previously recorded for a total provision for the quarter ended June 30, 2010 of $9.6 million.

In evaluating the adequacy of the Company’s loan loss reserves, management identifies loans believed to be impaired. Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement. Impaired loans are reviewed individually by management and the net present value of the collateral is estimated. Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral. In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of the composition of the loan portfolio with the purpose of identifying any concentrations of risk, and an analysis of historical loan charge-offs and recoveries. The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio. These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management. This component of the allowance for loan losses includes additional estimated reserves for internal factors such as changes in lending staff, loan policy and underwriting guidelines, and loan seasoning and quality, and external factors such as national and local economic trends and conditions.

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

Other Income

We earned $2,037,000 in other income during the six months ended June 30, 2010, a decrease of $1,789,000, or 46.76%, from the comparable period in 2009.  The decrease is primarily a result of gains on sale of securities of $2,156,000 realized for the six months ended June 30, 2009 as compared to $122,000 for the same period in 2010, a decrease of $2,034,000.  There were also decreases in the service charges on deposit accounts of $63,000, or 8.01%, from $787,000 for the six months ended June 30, 2009 to $724,000 for the six months ended June 30, 2010.  This decrease is primarily the result of a decrease in NSF income due to a decrease in the usage of checks as a method of payment.  There were increases in noninterest income, as well.  There were increases in gains on sale of residential mortgage loans of $107,000, or 33.33%, from $321,000 as of June 30, 2009 to $428,000 as of June 30, 2010.  Other income increased $106,000, or 196.30%, to $160,000 for the six months ended June 30, 2010.  This increase is the result of the sale of the guaranteed portion of SBA loans in the secondary market.

For the quarter ended June 30, 2010, other income decreased $2,125,000, or 69.79%, over the same period in 2009.  This decrease is primarily a result of gains on sale of securities of $43,000 for the three months ended June 30, 2010 as compared to $2,085,000 for the three months ended June 30, 2009.  This decrease is also a result of a decrease of brokerage commissions of $83,000, or 68.03%.  Brokerage commission fees decreased due to deterioration in economic conditions in our marketplace.  There were also decreases in service charges on deposit accounts from $423,000 for the quarter ended June 30, 2009 to $365,000 for the quarter ended June 30, 2010.  There were increases in the fee income generated from cash value life insurance, which increase $31,000, or 35.63%, to $118,000 for the three months ended June 30, 2010.

Other Expense

Total other expense for the six months ended June 30, 2010 was $8,656,000, a decrease of $173,000, or 1.96%, from the comparable period in 2009, primarily attributable to the decrease in our provision for losses on other real estate owned.  Our provision for losses on other real estate owned decreased $161,000, or 71.56%, to $64,000 for the six months ended June 30, 2010, compared to $225,000 for the comparable period in 2009.  In addition, marketing expenses decreased $111,000, or 36.04%, from $308,000 for the six months ended June 30, 2009 to $197,000 for the six months ended June 30, 2010 due to management’s decision to reduce expenses.  There was a reduction in expenses of $122,000 due to the write-off in 2009 of our stock held with Silverton Bank due to its closure.  In addition, FDIC insurance premiums decreased $44,000, or 7.72%, from $570,000 for the six months ended June 30, 2009 to $526,000 for the six months ended June 30, 2010.  There were increases in expenses in net occupancy expense of $57,000, or 10.02%, from $569,000 for the six months ended June 30, 2009 to $626,000 for the six months ended June 30, 2010, and furniture and equipment expense of $52,000, or 8.46%, to $667,000.  These increases are the result of the construction of a new operations center in the fourth quarter of 2009 and the construction of a permanent branch location on Ocean Drive in North Myrtle Beach, South Carolina.  Other operating expenses increased $183,000, or 11.84%, from $1,546,000 for the six months ended June 30, 2009 to $1,729,000 for the six months ended June 30, 2010 due to an increase in legal and repossession expenses relating to our nonperforming assets.

For the quarter ended June 30, 2010, we incurred $4,315,000 in other expense, a decrease of $334,000, or 7.18%, over the same period in 2009.  Salaries and employee benefits decreased $108,000, or 4.45%, from $2,426,000 for the quarter ended June 30, 2009 to $2,318,000 for the quarter ended June 30, 2010.  This decrease is the result of a reduction in personnel to help reduce expenses.  Marketing expenses decreased $50,000, or 30.49%, to $114,000 for the three months ended June 30, 2010 from $164,000 for the three months ended June 30, 2009 due to a reduction in expenses in this area.  FDIC insurance premium decreased $96,000, or 26.67%, from $360,000 for the quarter ended June 30, 2009 to $264,000 for the quarter ended June 30, 2010.

Income Taxes

The income tax provision for the six months ended June 30, 2010 was $(3,030,000), as compared to $(140,000) for the same period in 2009.  The effective tax rates were 34.78% and 36.36% for the six months ended June 30, 2010 and 2009, respectively.  The effective tax rates were 34.76% and 33.79% for the quarters ended June 30, 2010 and 2009, respectively.

Earnings Performance

During the first half of 2010, the Bank continued to experience improvements in net interest income of $429,000, or 4.83%, over the comparable period in 2009.  The improvement in net interest income was a result of interest income on our loan portfolio, which increased $954,000, or 7.61%, compared to the six months ended June 30, 2009.  However, due to declining economic conditions and a low interest rate environment, the Bank had a net loss for the period ended June 30, 2010 of $5,682,000, a decline of $5,437,000, or 2219.18%, compared to the period ended June 30, 2009.  The Bank has increased its provision for loan losses $7,140,000, or 167.13%, from the comparable period in 2009, to $11,412,000 due to a weakening of economic conditions that has resulted in the borrowers’ inability to repay loans.  Despite declining interest rate margins, the Bank has experienced improvement in its noninterest expenses from our reduction in expenses in our personnel and marketing areas.  Also, the Bank has experienced increases in our noninterest income in our gains on sale of residential mortgage loans in the secondary market due to growth in that area due to the low interest rate environment.  We believe earnings should strengthen as economic conditions improve, which should help strengthen the quality of our loan portfolio, and with the increase in fee income generated from our residential mortgage area.  The above resulted in a loss per share of ($1.57) for the six months ended June 30, 2010 compared to a loss per share of ($0.12) for the six months ended June 30, 2009.  During the quarter ended June 30, 2010, losses per share were ($1.53), compared to income of $0.02 per share for comparable period in 2009.

BALANCE SHEET REVIEW

Assets and Liabilities

During the first six months of 2010, total assets increased $36,050,000, or 4.75%, when compared to December 31, 2009.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $44,475,000 during the first six months of 2010.  Loan held for sale increased $10,020,000, or 600.36%, from December 31, 2009 to June 30, 2010.  Net loans decreased $24,000,000 from $484,127,000 at December 31, 2009 to $460,127,000 at June 30, 2010.  Cash and due from banks decreased $18,881,000, or 42.05%, as a result of the growth in our securities portfolio.  Total deposits increased $38,993,000, or 6.74%, to $617,285,000 from the December 31, 2009 amount of $578,292,000.  Within the deposit area, interest-bearing deposits increased $31,171,000, or 5.70%, and noninterest-bearing deposits increased $7,822,000, or 24.71%, during the first six months of 2010.  Money market savings accounts increased $47,482,000, or 31.12%, to $200,035,000 at June 30, 2010 due to the attractive rates offered by the Bank compared to competitors in the marketplace.  The increase in deposits has helped us to partially funded the growth in our securities portfolio.

Investment Securities

Investment securities available-for-sale increased from $169,463,000 at December 31, 2009 to $213,938,000 at June 30, 2010.  This represents an increase of $44,475,000, or 26.24%, from December 31, 2009 to June 30, 2010.  Securities available-for-sale increased to improve the liquidity position of the Bank and to pledge against our repurchase agreements and public funds.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
Government-sponsored enterprises	$39,603	$479	$4	$40,078
Mortgage-backed securities	167,801	2,812	2,647	167,966
Obligations of state and local governments	5,668	239	13	5,894

Total	$213,072	$3,530	$2,664	$213,938

June 30, 2009
Government-sponsored enterprises	$20,696	$123	$171	$20,648
Mortgage-backed securities	150,633	2,257	509	152,381
Obligations of state and local governments	6,122	111	21	6,212

Total	$177,451	$2,491	$701	$179,241

The following is a summary of maturities of securities available-for-sale as of June 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in less than one year	$232	$233
Due after one year but within five years	6,158	6,321
Due after five years but within ten years	41,292	41,567
Due after ten years	165,390	165,817

Total	$213,072	$213,938

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

Securities Available for Sale

	June 30, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$8,842	$187	$—	$—	$8,842	$187
Mortgage-backed securities	49,217	2,460	1,135	4	50,352	2,464
Obligations of state and local governments	262	13	—	—	262	13

Total	$58,321	$2,660	$1,135	$4	$59,456	$2,664

	June 30, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$10,801	$171	$—	$—	$10,801	$171
Mortgage-backed securities	28,679	319	1,354	190	30,033	509
Obligations of state and local governments	1,584	21	—	—	1,584	21

Total	$41,064	$511	$1,354	$190	$42,418	$701

At June 30, 2010, the Bank had two individual securities, or 0.53% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At June 30, 2010 and 2009, investment securities with a book value of $139,804,000 and $132,915,000, respectively, and a market value of $141,420,000 and $134,782,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of June 30, 2010 were $438,000, and realized losses were $316,000.

Loans

Net loans decreased $24,000,000, or 4.96%, to $460,127,000 during the six-month period ended June 30, 2010.  Loan demand in general decreased in our market areas in the first half of 2010 due to the further deterioration of economic conditions in our marketplace, which resulted in a lower loan demand and an increase in charge-offs.  As expected during this time of year, agricultural loans increased $6,363,000, or 51.88%, from December 31, 2009.  Balances within the major loans receivable categories as of June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Real estate – construction and land development	$108,703	$95,788
Real estate – other	269,608	305,561
Agricultural	15,701	10,338
Commercial and industrial	62,593	60,914
Consumer	14,159	15,871
Other, net	2,131	3,180

	$472,895	$491,652

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

		June 30,	December 31,
(Dollars in thousands)		2010	2009
Loans:	Nonaccrual loans	$20,566	$23,138
	Loans over 90 days past due and still accruing interest	—	—
	Other real estate owned	$17,324	$6,432

Loans identified by the internal review mechanism:
	Criticized	$43,403	$35,521
	Classified	$53,494	$49,631
	Impaired loans	$39,575	$37,275

For discussion on the increases in our criticized and classified loans, refer to management’s discussion on the methodology regarding the calculation of the Provision for Loan Losses under Item 2.

Activity in the Allowance for Loan Losses is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009

Balance, January 1	$7,525	$4,416
Provision for loan losses for the period	11,412	4,272
Net loans charged off for the period	(6,169)	(2,629)

Balance, end of period	$12,768	$6,059
Gross loans outstanding, end of period	$472,895	$470,655
Allowance for Loan Losses to loans outstanding	2.70%	1.29%

Deposits

At June 30, 2010, total deposits had increased by $38,993,000, or 6.74%, from December 31, 2009.  Noninterest bearing deposits increased $7,822,000 to $39,483,000 and interest-bearing deposits increased $31,171,000 to $577,802,000.  Expressed in percentages, noninterest-bearing deposits increased 24.71% and interest-bearing deposits increased 5.70%.

Balances within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$39,483	$31,661
Interest-bearing demand deposits	42,384	41,354
Savings and money market deposits	207,052	159,176
Certificates of deposit	328,366	346,101

	$617,285	$578,292

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (the “FHLB”) consisted of the following at June 30, 2010:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
March 19, 2001	0.54%	4	March 22, 2011	5,000
January 17, 2002	0.30%	3	January 17, 2012	5,000
July 23, 2002	3.81%	47	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	56	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	57	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	28	March 19, 2015	4,000
August 20, 2008	3.44%	42	August 20, 2018	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 4,2008	3.32%	42	September 4,2018	5,000
September 8, 2008	3.25%	42	September 10, 2018	5,000
September 8, 2008	3.45%	44	September 10, 2018	5,000
September 18, 2008	2.95%	38	September 18, 2018	5,000
October 10, 2008	2.63%	33	October 10, 2018	5,000
December 18, 2008	2.63%	33	October 18, 2013	5,000
January 22,2009	2.95%	2	January 22, 2014	200
January 29, 2009	2.87%	14	January 29, 2013	2,000
February 17,2009	1.94%	2	March 16, 2011	500
February 20, 2009	2.93%	15	February 20, 2013	2,000
March 2, 2009	2.90%	22	March 4, 2013	3,000
March 5, 2009	2.56%	7	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	15	March 20, 2014	2,000
April 8, 2009	2.86%	14	April 8, 2013	2,000
April 14, 2009	2.65%	13	April 15, 2013	2,000
April 20, 2009	2.95%	22	April 21, 2014	3,000
April 21, 2009	2.55%	13	April 22, 2013	2,000
April 27, 2009	2.95%	15	April 28, 2014	2,000
May 1, 2009	2.60%	13	May 1, 2013	2,000
May 8, 2009	3.00%	23	May 8, 2014	3,000
August 20, 2009	3.86%	47	August 20, 2019	5,000
October 1, 2009	2.89%	22	October 1, 2014	3,000

		$814		$109,200

As of June 30, 2010, the Bank’s portfolio of FHLB advances consisted of $10,000,000 of adjustable rate credits, $40,200,000 of fixed rate credit, and $59,000,000 of fixed rate convertible advances.  Interest on fixed rate advances is generally payable monthly and interest on all other advances is payable quarterly.  Convertible advances are callable by the FHLB on their respective call dates.  The Bank has the option to either repay any advance that has been called or to refinance the advance as an adjustable rate credit.

At June 30, 2010 the Bank had pledged as collateral for FHLB advances approximately $16,722,000 of 1-4 family first mortgage loans, $15,740,000 of commercial real estate loans, $6,109,000 in home equity lines of credit and $2,222,000 in multi-family loans. We also have pledged to the FHLB $83,767,000 of agency and private issue mortgage securities.  The Bank had an investment in FHLB stock of $6,504,000.

Subordinated Debt

In the second quarter of 2010, we commenced an offering of subordinated promissory notes to enhance and strengthen our capital and liquidity such that we could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at the Bank.  Through June 30, 2010, we raised $11.5 million in aggregate principal amount through the offering and another approximately $500,000 in July before we closed the offering on July 31, 2010 for total proceeds of $12,062,011.  The subordinated notes were sold to a limited number of purchasers in a private offering; bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3.00%, provided, that the rate of interest shall not be less than 8.00% per annum or more than 12.00% per annum; are callable anytime after April 19, 2014; and mature in 2020. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034.  The rate is adjusted quarterly and was 2.89% at June 30, 2010.

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 62.82% at June 30, 2010 and 69.12% at December 31, 2009.

Unpledged securities available-for-sale, which totaled $72,518,000 at June 30, 2010, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2010, unused lines of credit totaled $21,000,000.  In addition, we have the ability to borrow additional funds from the FHLB.  As of June 30, 2009, our unused line of credit with the FHLB was $1,038,000.

Capital Resources

Total shareholders’ equity decreased from $45,072,000 at December 31, 2009 to $39,068,000 at June 30, 2010.  The decrease of $6,004,000 is primarily attributable to our net loss of $5,682,000 for the six months ended June 30, 2010.  In addition, there was a $12,000 decline in the unrealized gain in the fair market value on available-for-sale securities.  We recently conducted an offering of subordinated promissory notes to enhance and strengthen our capital and to support anticipated growth.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in a company’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and standby letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.  At June 30, 2010, the Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

The following table summarizes our risk-based capital at June 30, 2010:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$39,068	$53,007
Plus: qualifying trust preferred securities	6,000	—

Less: unrealized gains on available-for-sale securities	(546)	(546)

Tier 1 capital	44,522	52,461

Plus: allowance for loan losses (1)	6,759	6,760

Plus: subordinated debentures	11,501	—

Total capital	$62,782	$59,221

Net risk-weighted assets	$534,727	$534,826
Risk based capital ratios:
Tier 1 capital (to net risk-weighted assets)	8.33%	9.81%
Total capital (to net risk-weighted assets)	11.74%	11.07%
Tier 1 capital (to total average assets)	5.67%	6.60%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2010, we had issued commitments to extend credit of $51,023,000 and standby letters of credit of $1,118,000 through various types of commercial lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of $53,840,000 and standby letters of credit of $1,137,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$1,205	$6,591	$20,916	$28,712	$22,311	$51,023
Standby letters of credit	148	20	717	885	233	1,118
Total	$1353	$6,611	$21,633	$29,597	$22,544	$52,141

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

Repurchase agreements-The fair value of the agreements approximates its carrying value because it reprices periodically.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$26,021	$26,021	$8,280	$8,280
Federal funds sold	12,168	12,168	151	151
Investment securities available-for-sale	213,938	213,938	179,241	179,241
Nonmarketable equity securities	6,716	6,716	6,355	6,355
Loans and loans held-for-sale	484,584	482,982	471,454	470,461
Accrued interest receivable	3,796	3,796	3,746	3,746

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$288,919	$288,919	$209,303	$209,303
Certificates of deposit	328,366	329,659	315,550	316,336
Repurchase agreements	8,615	8,615	10,341	10,341
Advances from the Federal Home Loan Bank	109,200	112,447	110,800	117,844
Subordinated debentures	11,501	11,501	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,359	1,359	1,333	1,333

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$51,023	$ N/A	$55,579	N/A
Standby letters of credit	1,118	N/A	1,138	N/A

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

Mortgage Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to recurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with generally accepted accounting principles.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with generally accepted accounting principles, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$12,470	$201,468	—
Mortgage loans held for sale	—	$11,689	—
Total	$12,470	$213,157	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$12,192	$157,271	$—
Mortgage loans held for sale	—	1,669	—
Total	$12,192	$158,940	$—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of June 30, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$22,251	$—
Other real estate owned	—	17,324	—
Total	$—	$39,575	$—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$30,843	$—
Other real estate owned	—	6,432	—
Total	$—	$37,275	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. [Removed and Reserved].

Item 5. Other Information

None.

ITEM 6. EXHIBITS

10.1                           Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 23, 2010).

10.2                           Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 23, 2010).

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

Date: August 16, 2010	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 23, 2010).

10.2	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 23, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.