Form 10-Q
period 2010-09-30
HCSB FINANCIAL CORP
filed 2010-11-15
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,787,170 shares of common stock, $.01 par value, were issued and outstanding as of November 13, 2010.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,863	$44,902
Federal funds sold	17,791	1,407
Total cash and cash equivalents	27,654	46,309
Investment securities:
Securities available-for-sale	245,852	169,463
Nonmarketable equity securities	6,283	6,715
Total investment securities	252,135	176,178
Loans held for sale	14,876	1,669
Loans receivable	457,267	491,652
Less allowance for loan losses	(13,466)	(7,525)
Loans, net	443,801	484,127
Premises, furniture, and equipment, net	23,572	24,152
Accrued interest receivable	3,783	4,120
Cash value of life insurance	9,795	9,492
Other real estate owned	17,092	6,432
Other assets	11,757	7,170
Total assets	$804,465	$759,649
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$35,560	$31,661
Interest-bearing transaction accounts	41,817	41,354
Money market savings accounts	211,079	152,553
Other savings accounts	7,003	6,623
Time deposits $100,000 and over	139,937	130,634
Other time deposits	192,895	215,467
Total deposits	628,291	578,292
Repurchase agreements	6,811	8,031
Advances from the Federal Home Loan Bank	109,200	118,800
Subordinated debentures	12,062	—
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,618	1,444
Other liabilities	3,194	1,824
Total liabilities	767,362	714,577
Shareholders’ Equity:
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 shares at September 30, 2010 and December 31, 2009, respectively	12,104	11,962
Common stock, $0.01 par value, 10,000,000 shares authorized; 3,787,170 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	38	38
Capital surplus	30,868	30,856
Common stock warrants	1,012	1,012
Nonvested restricted stock	(645)	(645)
Retained earnings (deficit)	(8,033)	1,291
Accumulated other comprehensive income	1,759	558
Total shareholders’ equity	37,103	45,072
Total liabilities and shareholders’ equity	$804,465	$759,649

See Notes to the Consolidated Financial Statements

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest income
Loans, including fees	$19,989	$19,088	$6,501	$6,554
Investment securities:
Taxable	4,223	6,019	1,337	1,897
Tax-exempt	158	184	62	60
Nonmarketable equity securities	16	26	8	22
Other interest income	61	17	33	4
Total	24,447	25,334	7,941	8,537
Interest expense
Certificates of deposit $100,000 & over	2,116	2,267	686	706
Other deposits	5,503	6,701	1,920	2,198
Advances from the Federal Home Loan Bank	2,616	2,503	830	934
Other interest expense	765	382	377	108
Total	11,000	11,853	3,813	3,946
Net interest income	13,447	13,481	4,128	4,591
Provision for loan losses	15,511	5,782	4,099	1,510
Net interest income (loss) after provision for loan losses	(2,064)	7,699	29	3,081
Other income
Service charges on deposit accounts	1,096	1,201	372	414
Credit life insurance commission	56	38	7	10
Gain on sale of mortgage loans	679	451	251	130
Other fees and commissions	276	249	85	77
Brokerage commissions	194	187	73	51
Gain on sale of securities	192	3,047	70	891
Income from cash value life insurance	364	261	122	89
Other operating income	189	93	29	39
Total	3,046	5,527	1,009	1,701
Other expense
Salaries and employee benefits	7,069	7,260	2,301	2,456
Occupancy expense	948	844	322	275
Advertising and marketing expense	285	429	88	121
Furniture and equipment expense	1,017	971	350	356
Loss on other than temporary impairment	—	122	—	—
Loss/writedowns on sale of assets	1,382	505	1,253	209
Loss on other assets	21	8	7	9
FDIC insurance premiums	793	765	267	195
Other operating expenses	2,820	2,318	1,091	772
Total	14,335	13,222	5,679	4,393
Income (Loss) before income taxes	(13,353)	4	(4,641)	389
Income tax expense (benefit)	(4,654)	(41)	(1,624)	99
Net income (loss)	(8,699)	45	(3,017)	290
Accretion of preferred stock to redemption value	142	102	48	45
Preferred dividends accrued	163	163	83	82
Net income (loss) available to common shareholders	$(9,004)	$(220)	$(3,148)	$163
Basic net income (loss) per common share	$(2.38)	$(0.06)	$(0.83)	$0.04
Diluted net income (loss) per common share	$(2.38)	$(0.06)	$(0.83)	$0.04

See Notes on the Consolidated Financial Statements

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Nine Months ended September 30, 2010 and 2009

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2008	3,788,293	38	$—	—	$—	(645)	30,728	3,231	1,098	34,450
Net loss for the period								45		45
Other comprehensive income, net of tax									992	992
Comprehensive income										1,037
Issuance of preferred stock				12,895	11,815					11,815
Issuance of common stock warrants			1,012							1,012
Accretion of preferred stock to redemption value					102			(102)		—
Adjustment due to 3% stock dividend	(1,123)						(19)	19		—
Payment of dividend on preferred stock								(284)		(284)
Payment of fractional shares								(19)		(19)
Stock compensation expense							110			110
Balance, Sept 30, 2009	3,787,170	$38	$1,012	12,895	$11,917	$(645)	$30,819	$2,890	$2,090	$48,121
Balance, December 31, 2009	3,787,170	$38	$1,012	12,895	$11,962	$(645)	$30,856	$1,291	$558	$45,072
Net loss for the period								(8,699)		(8,699)
Other comprehensive income, net of tax									1,201	1,201
Comprehensive income (loss)										(7,498)
Accretion of preferred stock to redemption value T					142			(142)		—
Stock compensation expense							12			12
Payment of dividend on preferred stock								(483)		(483)
Balance, Sept 30, 2010	3,787,170	$38	$1,012	12,895	$12,104	$(645)	$30,868	$(8,033)	$1,759	$37,103

See Notes on the Consolidated Financial Statements

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(8,699)	$45
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	795	689
Provision for loan losses	15,511	5,782
Amortization less accretion on investments	763	542
Amortization of deferred loan costs	21	7
Originations from sales of loans held for sale	(34,628)	(27,129)
Sale or paydowns of loans held for sale	21,420	26,143
Gain on sale of securities available-for-sale	(192)	(3,047)
Gain on sale of fixed assets	(4)	—
Loss on sale or writedown of other real estate	1,382	505
(Increase) in interest receivable	337	(170)
Increase (decrease) in interest payable	174	(664)
Increase in other assets	(4,587)	(361)
Income (net mortality costs) on cash value of life insurance	(303)	(222)
Stock compensation expense	12	110
Other than temporary impairment of investment security	—	122
Increase (decrease) in other liabilities	663	(1,146)
Net cash provided (used) by operating activities	(7,335)	1,206
Cash flows from investing activities:
Net (increase) decrease in loans to customers	9,989	(63,698)
Purchases of securities available-for-sale	(164,368)	(162,945)
Maturities of securities available-for-sale	70,639	64,207
Proceeds from sales of securities available-for-sale	18,677	72,975
Sales (purchases) of nonmarketable equity securities	432	(1,441)
Purchases of premises and equipment	(227)	(4,827)
Proceeds from disposals of premises and equipment	16	—
Proceeds from sale of other real estate	2,764	2,408
Purchase of life insurance contracts	—	(600)
Net cash used by investing activities	(62,078)	(93,921)
Cash flows from financing activities:
Net increase in deposits	49,999	107,488
Decrease in federal funds purchased	—	(7,653)
Increase in subordinated debentures	12,062	—
Increase (decrease) in FHLB borrowings	(9,600)	23,800
Net increase in preferred stock	—	12,827
Increase (decrease) in repurchase agreements	(1,220)	1,170
Decrease in notes payable	—	(4,500)
Dividends paid on preferred stock	(483)	(284)
Cash paid in lieu of fractional shares	—	(19)
Net cash provided by financing activities	50,758	132,829
Net increase (decrease) in cash and cash equivalents	(18,655)	40,114
Cash and cash equivalents, beginning of period	46,309	10,423
Cash and cash equivalents, end of period	$27,654	$50,537
Cash paid during the period for:
Income taxes	$—	$803
Interest	$8,662	$12,516

See Notes on the Consolidated Financial Statements

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

HCSB Financial Corporation (the “Company,” which may be referred to as “we,” “us,” or “our”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”).  The Bank is a state chartered bank which commenced operations on January 4, 1988.  From our 14 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K.

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

Note 2 — Summary of Significant Accounting Policies

Organization - HCSB Financial Corporation was incorporated on June 10, 1999 to serve as a bank holding company for its wholly owned subsidiary, Horry County State Bank.  The Company was incorporated on June 10, 1999. The Bank was incorporated on December 18, 1987, and opened for operations on January 4, 1988.  The principal business activity of the Company is to provide commercial banking services in Horry County, South Carolina, and in Columbus and Brunswick Counties, North Carolina.  The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  HCSB Financial Trust I (The Trust) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.  The operations of the Trust have not been consolidated in these financial statements.

Management’s Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and income and expenses for the period.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the carrying amount of real estate acquired in

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

connection with foreclosures or in satisfaction of loans.  Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Investment Securities - Investment securities available-for-sale by the Company are carried at amortized cost and adjusted to their estimated fair value for reporting purposes.  The unrealized gain or loss is recorded in shareholders’ equity net of the deferred tax effects.  Management does not actively trade securities classified as available-for-sale, but intends to hold these securities for an indefinite period of time and may sell them prior to maturity to achieve certain objectives.  Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security.  The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the realized gain or loss from a sales transaction.

Nonmarketable Equity Securities - Nonmarketable equity securities include the Company’s investments in the stock of the Federal Home Loan Bank.  The stocks are carried at cost because they have no quoted market value and no ready market exists.  Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize the borrowings.  Dividends received on Federal Home Loan Bank stock is included as a separate component in interest income.

Loans held for Sale - Loans held for sale consist of residential mortgage loans the Company originates for sale to secondary market investors.  They are carried at the lower of aggregate cost or market value.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Fees collected in conjunction with origination activities are deferred as part of the cost basis of the loan and recognized when the loan is sold.  Gains or losses on sales are recognized when the loans are sold and are determined as the difference between the sales price and the carrying value of the loans.

The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors.  When rates are locked with borrowers, a sales commitment is immediately entered (on a best efforts basis) at a specified price with a secondary market investor.  Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

Loans Receivable - Loans receivable are stated at their unpaid principal balance.  Interest income on loans is computed based upon the unpaid principal balance.  Interest income is recorded in the period earned.

The accrual of interest income is generally discontinued when a loan becomes contractually 90 days past due as to principal or interest.  Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

Loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

cost or fair value.  The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions.  Therefore, loans within the real estate and commercial loan portfolios are reviewed individually.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged off with a corresponding entry to the allowance for loan losses.  The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Allowance for Loan Losses - Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management’s judgments are based on numerous assumptions about current events, which management believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The allowance is subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

adequacy tests.  In addition, such regulatory agencies could require the Company to adjust its allowance based on information available to them at their examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation.  The provision for depreciation is computed by the straight-line method.  Rates of depreciation are generally based on the following estimated useful lives:  buildings - 40 years; furniture and equipment - 3 to 25 years.  The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the income statement.

Maintenance and repairs are charged to current expense as incurred, and the costs of major renewals and improvements are capitalized.

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or fair value, less estimated costs to sell.

Any write-downs at the dates of acquisition are charged to the allowance for loan losses.  Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in other expenses.

Income and Expense Recognition - The accrual method of accounting is used for all significant categories of income and expense.  Immaterial amounts of insurance commissions and other miscellaneous fees are reported when received.

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore no reserves for uncertain income tax positions have been recorded.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.  Diluted net income per share is computed based on net income divided by the weighted average number of common and potential common shares.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options and restricted stock awards.  Stock options which are anti-dilutive are excluded from the calculation of diluted net income per share.

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statements of Cash Flows - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold, and time deposits with other banks with maturities of three months or less.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the update to have an impact on the financial statements.

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Additionally, the Company is subject to certain regulations due to our participation in the Capital Purchase Program.  Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant.  These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior

HCSB FINANCIAL CORPORATION

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury for $12.9 million pursuant to the Capital Purchase Program on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our Capital Purchase Program transaction with the Treasury.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our Capital Purchase Program transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the Capital Purchase Program transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the Capital Purchase Program.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

Reclassifications - Certain captions and amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation.

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30, 2010
	Income	Shares	Per Share
(Dollars in thousands)	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income (loss) available to common shareholders	$(9,004)	3,787,170	$(2.38)

Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income (loss) available to common shareholders plus assumed conversions	$(9,004)	3,787,170	$(2.38)

	Nine Months Ended September 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income (loss) available to common shareholders	$(220)	3,787,380	$(0.06)

Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income (loss) available to common shareholders plus assumed conversions	$(220)	3,787,380	$(0.06)

	Three Months Ended September 30, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income (loss) available to common shareholders	$(3,148)	3,787,170	$(0.83)

Effect of dilutive securities
Stock options	—	—
Diluted earnings per common share
Income (loss) available to common shareholders plus assumed conversions	$(3,148)	3,787,170	$(0.83)

	Three Months Ended September 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per common share
Income (loss) available to common shareholders	$163	3,787,380	$0.04

Effect of dilutive securities
Stock options	—	33,954
Diluted earnings per common share
Income (loss) available to common shareholders plus assumed conversions	$163	3,821,334	$0.04

HCSB FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2010 and 2009 and for the three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,716	$(636)	$1,080
Plus: reclassification adjustment for gains (losses) realized in net income	192	(71)	121
Net unrealized gains (losses) on securities	1,908	(707)	1,201
Other comprehensive income (loss)	$1,908	$(707)	$1,201

	Nine Months Ended September 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,472)	$544	$(928)
Plus: reclassification adjustment for gains (losses) realized in net income	3,047	(1,127)	1,920
Net unrealized gains (losses) on securities	1,575	(583)	992
Other comprehensive income (loss)	$1,575	$(583)	$992

	Three Months Ended September 30, 2010
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,857	$(687)	$1,170
Plus: reclassification adjustment for gains (losses) realized in net income	70	(26)	44
Net unrealized gains (losses) on securities	1,927	(713)	1,214
Other comprehensive income (loss)	$1,927	$(713)	$1,214

	Three Months Ended September 30, 2009
	Pre-Tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$636	$(235)	$401
Plus: reclassification adjustment for gains (losses) realized in net income	891	(330)	561
Net unrealized gains (losses) on securities	1,527	(565)	962
Other comprehensive income (loss)	$1,527	$(565)	$962

HCSB FINANCIAL CORPORATION

NOTE 5 -  INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of September 30, 2010, all securities were classified as available-for-sale.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2010
Government-sponsored enterprises	$46,078	$1,034	$—	$47,112
Mortgage-backed securities	188,589	3,429	2,014	190,004
Obligations of state and local governments	8,392	349	5	8,736
Total	$243,059	$4,812	$2,019	$245,852
December 31, 2009
Government-sponsored enterprises	$27,730	$98	$317	$27,511
Mortgage-backed securities	135,386	1,928	1,059	136,255
Obligations of state and local governments	5,462	257	22	5,697
Total	$168,578	$2,283	$1,398	$169,463

The following is a summary of maturities of securities available-for-sale as of September 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in less than one year	$—	$—
Due after one year but within five years	3,963	4,106
Due after five years but within ten years	46,308	47,215
Due after ten years	192,788	194,531
Total	$243,059	$245,852

HCSB FINANCIAL CORPORATION

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

			September 30, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$2,993	$—	$—	$—	$2,993	$—
Mortgage-backed securities	57,854	1,663	6,730	351	64,584	2,014
Obligations of state and local governments	503	5	—	—	503	5
Total	$61,350	$1,668	$6,730	$351	$68,080	$2,019

			December 31, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$14,835	$317	$—	$—	$14,835	$317
Mortgage-backed securities	25,493	946	1,218	113	26,711	1,059
Obligations of state and local governments	253	22	—	—	253	22
Total	$40,581	$1,285	$1,218	$113	$68,362	$1,398

At September 30, 2010, the Bank had five individual securities, or 2.74% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore these losses are not considered other-than-temporary.

At September 30, 2010 and December 31, 2009, investment securities with a book value of $149,706,000 and $142,877,000, respectively, and a market value of $152,213,000 and $143,744,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of September 30, 2010 were $507,000, and there were $315,000 in realized losses.

NOTE 6 - LOAN PORTFOLIO

As a result of a decline in economic conditions in our marketplace and a decline in the quality of the loan portfolio contributing to more charge-offs of loans within the portfolio, the Company has experienced a decline in its loan portfolio throughout 2010 of $34,385,000 to $457,267,000 as of September 30, 2010.  Management has concentrated on improving the credit quality of the loan portfolio. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization.  Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets.  The loan-to-deposit ratio was 72.78% and 85.02% at September 30, 2010 and December 31, 2009, respectively.  The Company attempted to improve its liquidity position by investing more in its securities portfolio, which not only provides cash flow but also improves our capital position.  The loans-to-total borrowed funds ratio was 59.97% and 69.12% at September 30, 2010 and December 31, 2009, respectively.  Management intends to deploy available funds to loans to the extent it deems prudent to achieve its targeted ratio of loans to

HCSB FINANCIAL CORPORATION

deposits; however, there can be no assurance that management will be able to execute its strategy or that loan demand will continue to support growth.

The following table sets forth the composition of the loan portfolio by category at September 30, 2010 and December 31, 2009 and highlights the Company’s general emphasis on mortgage lending.

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate - construction and land development	$99,250	95,788
Real estate - other	270,196	305,561
Agricultural	14,100	10,338
Commercial and industrial	57,037	60,914
Consumer	13,467	15,871
Other, net	3,217	3,180
	$457,267	$491,652

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 80.79% of our loan portfolio at September 30, 2010.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  These loans consist of commercial real estate loans, which as of December 31, 2009 totaled $266,750,000, or 66.46% of our real estate loans.  We anticipate decreasing our amount of commercial real estate loans in 2010.  There are no foreign loans, and agricultural loans, as of September 30, 2010, were $14,100,000.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

Transactions in the allowance for loan losses are summarized below:

	Nine Months ended Sept 30,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$7,525	$4,416
Provision charged to operations	15,511	5,782
Recoveries on loans previously charged off	599	2,488
Loans charged off	(10,169)	(6,785)
Balance, end of period	$13,466	$5,901

NOTE 7 — OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the nine-month period ended September 30, 2010 and the year ended December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Balance, beginning of year	$6,432	2,965
Additions	14,807	6,490
Sales proceeds	(2,765)	(2,503)
Net loss and/or write-downs	(1,382)	(520)
Balance, end of period	$17,092	$6,432

HCSB FINANCIAL CORPORATION

NOTE 8 — DEPOSITS

At September 30, 2010, total deposits had increased by $49,999,000, or 8.65%, from December 31, 2009.  Noninterest bearing deposits increased $3,899,000 to $35,560,000 and interest-bearing deposits increased $46,100,000 to $592,731,000.  Expressed in percentages, noninterest-bearing deposits increased 12.31% and interest-bearing deposits increased 8.43%.

Balances within the major deposit categories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Noninterest-bearing demand deposits	$35,560	$31,661
Interest-bearing demand deposits	41,817	41,354
Savings and money market deposits	218,082	159,176
Certificates of deposits	332,832	346,101
	$628,291	$578,292

HCSB FINANCIAL CORPORATION

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2010:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
March 19, 2001	0.29%	7	March 22, 2011	5,000
January 17, 2002	0.52%	4	January 17, 2012	5,000
July 23, 2002	3.81%	48	July 23,2012	5,000
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2007	4.42%	58	September 4, 2012	5,000
September 7, 2007	4.05%	10	September 7, 2012	1,000
October 15, 2007	4.59%	58	October 15, 2010	5,000
January 25, 2008	2.73%	14	January 26, 2015	2,000
March 19, 2008	2.66%	27	March 19, 2015	4,000
August 20, 2008	3.44%	44	August 20, 2018	5,000
September 4, 2008	3.60%	19	September 4,2018	2,000
September 4,2008	3.32%	44	September 4,2018	5,000
September 8, 2008	3.25%	42	September 10, 2018	5,000
September 8, 2008	3.45%	44	September 10, 2018	5,000
September 18, 2008	2.95%	39	September 18, 2018	5,000
October 10, 2008	2.63%	34	October 10, 2018	5,000
December 18, 2008	2.63%	33	October 18, 2013	5,000
January 22,2009	2.95%	2	January 22, 2014	200
January 29, 2009	2.87%	15	January 29, 2013	2,000
February 17,2009	1.94%	2	March 16, 2011	500
February 20, 2009	2.93%	15	February 20, 2013	2,000
March 2, 2009	2.90%	22	March 4, 2013	3,000
March 5, 2009	2.56%	6	April 13, 2012	1,000
March 17, 2009	2.56%	3	March 19, 2012	500
March 20, 2009	3.05%	15	March 20, 2014	2,000
April 8, 2009	2.86%	14	April 8, 2013	2,000
April 14, 2009	2.65%	13	April 15, 2013	2,000
April 20, 2009	2.95%	22	April 21, 2014	3,000
April 21, 2009	2.55%	13	April 22, 2013	2,000
April 27, 2009	2.95%	15	April 28, 2014	2,000
May 1, 2009	2.60%	13	May 1, 2013	2,000
May 8, 2009	3.00%	23	May 8, 2014	3,000
August 20, 2009	3.86%	49	August 20, 2019	5,000
October 1, 2009	2.89%	22	October 1, 2014	3,000
		$830		$109,200

As of September 30, 2010, the Bank’s portfolio of FHLB advances consisted of $10,000,000 of adjustable rate credits, $40,200,000 of fixed rate credit, and $59,000,000 of fixed rate convertible advances.  Interest on fixed rate advances is generally payable monthly and interest on all other advances is payable quarterly.  Convertible advances are callable by the FHLB on their respective call dates.  The Bank has the option to either repay any advance that has been called or to refinance the advance as an adjustable rate credit.

HCSB FINANCIAL CORPORATION

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2010 the Bank had pledged as collateral for FHLB advances approximately $20,371,000 of 1-4 family first mortgage loans, $31,176,000 of commercial real estate loans, $15,291,000 in home equity lines of credit and $4,028,000 in multi-family loans. We also have pledged to the FHLB $97,140,000 of agency and private issue mortgage securities.  The Bank had an investment in FHLB stock of $6,072,000.

NOTE 10 — SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.

Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $88,611 and $88,611 at September 30, 2010 and 2009, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $2,750 for the periods ended September 30, 2010 and September 30, 2009.

In the third quarter of 2010, we concluded an offering of subordinated promissory notes to enhance and strengthen our capital and liquidity such that we could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at the Bank.  Through September 30, 2010, we raised $12,062,011.57 in aggregate principal amount through the offering.  The subordinated notes were sold to a limited number of purchasers in a private offering; bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3.00%, provided, that the rate of interest shall not be less than 8.00% per annum or more than 12.00% per annum; are callable anytime after April 19, 2014; and mature in 2020. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HCSB FINANCIAL CORPORATION

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

Subordinated Debentures - The carrying value of subordinated debentures is a reasonable estimate of fair value since the debentures were issued at a floating rate.

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

HCSB FINANCIAL CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$9,863	$9,863	$44,902	$44,902
Federal funds sold	17,791	17,791	1,407	1,407
Investment securities available-for-sale	245,852	245,852	169,463	169,463
Nonmarketable equity securities	6,283	6,283	6,715	6,715
Loans and loans held-for-sale	472,143	471,494	493,321	491,445
Accrued interest receivable	3,783	3,783	4,120	4,120

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$295,459	$295,459	$232,191	$232,191
Certificates of deposit	332,832	335,700	346,101	347,721
Repurchase agreements	6,811	6,811	8,031	8,031
Advances from the Federal Home Loan Bank	109,200	112,036	118,800	120,822
Subordinated debentures	12,062	12,062	—	—
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,618	1,618	1,444	1,444

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$50,203	$ N/A	$53,840	N/A
Standby letters of credit	1,083	N/A	1,137	N/A

The Company has adopted FASB ASC Topic 820, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. The standard requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities and money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or

HCSB FINANCIAL CORPORATION

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at market value on a recurring basis.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

HCSB FINANCIAL CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).   At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$30,920	$214,932	—

Mortgage loans held for sale	—	$14,876	—

Total	$30,920	$229,808	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$12,192	$157,271	—

Mortgage loans held for sale	—	$1,669	—

Total	$12,192	$158,940	—

HCSB FINANCIAL CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of September 30, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$18,575	—

Other real estate owned	—	$17,092	—

Total	$—	$35,667	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$30,843	—

Other real estate owned	—	$6,432	—

Total	$—	$37,275	—

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company had no level 3 inputs.

HCSB FINANCIAL CORPORATION

NOTE 12 — REGULATORY MATTERS

The Company uses several indicators of capital strength.  The most commonly used measure is average common equity to average assets, which was 5.42% at September 30, 2010 compared to 6.12% at December 31, 2009.  The change in this ratio reflects a decrease in the Company’s equity as a percentage of assets at September 30, 2010 as compared to December 31, 2009.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

NOTE 13 — SUBSEQUENT EVENTS

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

• the rate of delinquencies and amounts of loans charged-off;

• the amount of our real estate-based loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

• adverse changes in asset quality and resulting credit risk-related losses and expenses;

• the adequacy of the level of our allowance for loan losses;

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

• the rates of loan growth;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008, 2009 and 2010, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2010 as compared to the quarter and nine months ended September 30, 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section, we have included a detailed discussion of this process.

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

Real estate markets, especially those along the coast, have weakened and property values have been impacted negatively by the current economic operating environment.  Our primary service area, Horry County, is not immune to these pressures.  As a result, the quality of our loan portfolio has been adversely impacted.  For both the three months and nine months ended September 30, 2010, we have experienced an increase in nonperforming loans, loan charge-offs, and provision for loan losses which in turn has led to a net loss of earnings for the periods.  If prevailing economic conditions locally and nationally continue to decline, our financial condition and results of operations may continue to be adversely affected.

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

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The

•                  Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  On July 21, 2010, the U.S. President signed into law the Dodd Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months,

•                  regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of

•                  Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010;

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

The Bank is participating in the Transaction Account Guaranty Program component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout the remainder of 2010.  On March 6, 2009, pursuant to the U.S. Treasury’s CPP, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Series T Preferred Stock and (ii) the CPP Warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash.

CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

For the nine months ended September 30, 2010, net interest income was $13,447,000, a decrease of $34,000, or 0.25%, over the same period in 2009.  Interest income from loans, including fees, was $19,989,000, an increase of $901,000, or 4.72%, from the nine months ended September 30, 2009. This increase was attributable to the increase in the average balance in our loan portfolio during 2010, which increased $28,302,000, or 6.12%, to $490,780,000 at September 30, 2010 from $462,478,000 at September 30, 2009.  Interest income on taxable securities totaled $4,223,000 for the nine months ended September 30, 2010, a decrease of $1,796,000 over the same period in 2009.  The decrease resulted from the purchase of securities during 2009 at lower yields.  Interest expense for the nine months ended September 30, 2010 decreased $853,000, or 7.20%, to $11,000,000 as compared to $11,853,000 for the same period in 2009 due to a reduction in the cost of interest-bearing liabilities, which decreased 43 basis points, to 2.08% for the nine months ended September 30, 2010 from 2.51% for the comparable period in 2009.  Interest on deposits decreased $1,349,000, or 15.04%, to $7,619,000 for the period ended September 30, 2010 as compared to $8,968,000 for the comparable period in 2009 due to a reduction in the cost of deposits in the marketplace.  The net interest margin realized on earning assets declined to 2.45% for the nine months ended September 30, 2010 as compared to 2.70% for the nine months ended September 30, 2009.  The interest rate spread was 2.38% for the nine months ended September 30, 2010 compared to 2.56% for the nine months ended September 30, 2009.  The decline in our interest rate spread is attributable to the overall level of interest rates during 2010.

Net interest income decreased from $4,591,000 for the quarter ended September 30, 2009 to $4,128,000 for the quarter ended September 30, 2010.  This represents a decrease of $463,000, or 10.08%.  Interest income from loans, including fees, decreased $53,000 to $6,501,000 for the quarter ended September 30, 2010 from $6,554,000 for the quarter ended September 30, 2009.  This decrease is attributable to an increase in charge-offs and non-accruals loans during 2010.  Interest income from taxable securities decreased $560,000, or 29.52%, from $1,897,000 for the quarter ended September 30, 2009 to $1,337,000 for the quarter ended September 30, 2010.  The decrease resulted from the purchase of securities during 2009 at lower yields.  Interest expense decreased $133,000, or 3.37%, to $3,813,000 for the three months ended September 30, 2010, compared to $3,946,000 for the three months ended September 30, 2009.  This decrease is attributable to a decrease in the rates on our funding from 2.51% for the period ended September 30, 2009 to 2.08% for the comparable period in 2010.

The following is a nine month and three month ending average balance sheet:

	Nine months ended		Three months ended
September 30, 2010 (Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

ASSETS

Loans	490,780	5.45%	481,737	5.55%
Securities	203,571	2.88%	217,791	2.69%
Nonmarketable Equity Securities	6,623	0.32%	6,443	0.33%
Fed funds sold and other (incl. FHLB)	32,235	0.25%	32,337	0.25%
Total earning assets	733,209	4.46%	738,308	4.43%
Cash and due from banks	8,229		8,439
Allowance for loan losses	(9,508)		(12,291)
Premises & equipment	23,937		23,744
Other assets	34,391		41,103
Total assets	790,258		799,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	41,098	0.24%	40,491	0.25%
Savings	192,742	1.69%	215,996	1.51%
CDs	339,855	2.01%	328,086	2.08%
Other borrowings	120,336	3.10%	115,390	3.23%
Subordinate debt	6,890	9.00%	11,851	5.23%
Debt due to Trust	6,186	2.74%	6,186	2.74%
Total interest-bearing liabilities	707,107	2.08%	718,000	2.05%
Non-interest deposits	36,553		38,311
Other liabilities	3,797		4,202
Stockholders’ equity	42,801		38,790
Total liabilities & equity	790,258		799,303

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination. The allowance for loan losses was $13,466,000 and $7,525,000, or 2.94% and 1.53% of total loans, as of September 30, 2010 and December 31, 2009, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the nine months ended September 30, 2010, the provision charged to expense was $15,511,000 compared to $5,782,000 for the nine months ended September 30, 2009. For the quarter ended September 30, 2010, the provision charged to expense was $4,099,000 compared to $1,510,000 during the same quarter in 2009.  During the quarter ended September 30, 2010, the Bank recorded charge-offs of $3,605,000.  Loans that were 30 days to 89 days delinquent increased from $6,982,000 at June 30, 2010 to $8,573,000 at September 30, 2010 and loans that were 90 days and more delinquent increased from $20,566,000 at June 30, 2010 to $21,611,000 at September 30, 2010.  Due to continue high levels of loan charge-offs and the current level of impaired loans, management recorded the additional provision for loan losses during the quarter ended September 30, 2010 in order to maintain the Bank’s loan loss reserves at a level believed to be adequate to absorb all probable future loan losses.

Primarily as a result of the current economic downturn, our provision for loan losses increased significantly for both the three months and nine months ended September 30, 2010 over the same period ended September 30, 2009. The Bank has had a history of good credit performance as measured by historical delinquency and charge-off rates. However, these historically satisfactory rates have been under pressure as the economy continues its extended downturn with respect to real estate values.  Many of our borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for us to fully recover the principal and interest owed.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

Due to the negative credit quality trend in our loan portfolio that developed in 2009 and that has accelerated during 2010, during June and July 2010 we performed an expanded internal loan review and conducted a re-evaluation of our lending policy and credit procedures. To assist in this process we contracted with an independent firm that specializes in bank loan reviews, to perform an independent review of our loan portfolio. During the final week of June 2010, they conducted an on-site detailed review of approximately $150 million in loans which represents approximately 30% of our loan portfolio. Their review focused on larger loans secured by real estate but also included a random sample of our smaller loans.

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

Other Income

We earned $3,046,000 in noninterest income during the nine months ended September 30, 2010, a decrease of $2,481,000, or 44.89%, from the comparable period in 2009.  The decrease is primarily a result of realizing fewer gains on sale of securities as of September 30, 2010 of $192,000 as compared to $3,047,000 as of September 30, 2009.  There were also decreases in service charges on deposit accounts of $105,000, or 8.74%, from $1,201,000 for the period ended September 30, 2009 to $1,096,000 for the period ended September 30, 2010 due to a decrease in non-sufficient funds (“NSF”) income, which is a result of our Bank processing fewer checks.  These decreases were partially offset by several increases in other sources of noninterest income.  Gains on sale of residential mortgage loans increased $228,000, or 50.55%, from $451,000 for the period ended September 30, 2009 to $679,000 for the comparable period in 2010.  Income from cash value life insurance increased also from $261,000 for the nine months ended September 30, 2009 to $364,000 for the nine months ended September 30, 2010.  Other income increased $96,000, or 103.23%, to $189,000 for the nine months ended September 30, 2010.  This increase is the result of the sale of the guaranteed portion of SBA loans in the secondary market.

For the quarter ended September 30, 2010, noninterest income decreased $692,000, or 40.68%, over the same period in 2009.  The decrease is primarily a result of realizing fewer gains on sale of securities for the three months ended September 30, 2010 of $70,000 as compared to $891,000 for the comparable period in 2009.  The decrease in noninterest income is also a result of service charges on deposit accounts of $42,000, or 10.14%.  These decreases were partially offset by several increases in other sources of noninterest income.  Fee income generated from residential loans sold in the secondary market increased $121,000, or 93.08%, from $130,000 for the three months ended September 30, 2009 to $251,000 for the three months ended September 30, 2010.  The increase was the result of the increase in refinances by our mortgage department as our borrowers take advantage of the attractive rates offered on mortgage loans in the marketplace.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed legislation may impact our noninterest income from debit card transactions in the future.

Other Expense

Total noninterest expense for the nine months ended September 30, 2010 was $14,335,000, an increase of $1,113,000, or 8.42%, from the comparable period in 2009, primarily attributable to the increase in the loss of sale of assets and other operating expenses.  Loss on sale of assets increased $877,000, or 173.66%, from $505,000 for the nine months ended September 30, 2009 to $1,382,000 for the comparable period in 2010 due to the losses and write-downs experienced on several foreclosed properties during 2010.  Other operating expenses increased $502,000, or 21.66%, from $2,318,000 for the period ended September 30, 2009 to $2,820,000 for the period ended September 30, 2010 due to increases in legal expenses and real estate taxes on our other real estate owned properties.  These increases were partially offset by several decreases in other noninterest expenses.  Salaries and employee benefits decreased $191,000, or 2.63%, to $7,069,000 for the nine months ended September 30, 2010, compared to $7,260,000 for the comparable period in 2009. This decrease is the result of a reduction in personnel to help reduce expenses.  In addition, marketing expenses decreased $144,000, or 33.57%, from $429,000 for the nine months ended September 30, 2009 to $285,000 for the nine months ended September 30, 2010 due to management’s decision to reduce expenses. There was also a reduction in expenses of $122,000 for the nine months ended September 30, 2010 due to the write-off in 2009 of our stock held with Silverton Bank.

For the quarter ended September 30, 2010, we incurred $5,679,000 in noninterest expense, an increase of $1,286,000, or 29.27%, over the same period in 2009.  Loss on sale of assets increased $1,044,000, or 499.52%, from $209,000 for the three months ended September 30, 2009 to $1,253,000 for the comparable period in 2010 due to the losses and write-downs experienced on several foreclosed properties during the third quarter.  Other operating expenses increased $319,000, or 41.32%, from $772,000 for the period ended September 30, 2009 to $1,091,000 for the period ended September 30, 2010 due to increases in legal expenses and real estate taxes on our other real estate owned properties.  These increases were partially offset by several decreases in other noninterest expenses.  Salaries and employee benefits decreased $155,000, or 6.31%, to $2,301,000, largely due to a reduction in personnel to help reduce expenses.  In addition, marketing expenses decreased $33,000, or 27.27%, from $121,000 for the three months ended September 30, 2009 to $88,000 for the three months ended September 30, 2010 due to management’s decision to reduce expenses.

Income Taxes

The income tax benefit for the nine months ended September 30, 2010 was $4,654,000, as compared to $41,000 for the same period in 2009.  The effective tax rates were 34.85%, and (1,025.00)% for the nine months ended September 30, 2010 and 2009, respectively.  The effective tax rates were 34.99% and 25.45% for the quarters ended September 30, 2010 and 2009, respectively.

Earnings Performance

As of September 30, 2010, the Bank experienced a slight decline in net interest income of $34,000, or 0.25%, over the comparable period in 2009.  The decline in net interest income was a result of the repricing of our securities portfolio to lower yields.  The low interest rate environment and declining economic conditions has resulted in a decline in net earnings of $8,744,000 to a loss of $8,699,000 for the period ended September 30, 2010 from $45,000 for the period ended September 30, 2009.  The Bank has increased its provision for loan losses $9,729,000, or 168.26%, from the comparable period in 2009, to $15,511,000 due to a weakening of economic conditions that has resulted in the borrowers’ inability to repay loans.  Despite declining interest rate margins, the Bank has experienced improvement in its income generated from our residential mortgage area due to our borrowers taking advantage of the low interest rate environment and refinancing their mortgages.  Management has also taken steps to reduce noninterest expenses.  Management has reduced salaries and employee benefits $191,000 during the first nine months of 2010 and has also reduced marketing expenses $144,000 to help improve the earnings position of the Bank.  We believe earnings should strengthen as economic conditions improve, which should help strengthen the quality of our loan portfolio.  We also believe that noninterest income should continue to increase as economic conditions strengthen.  The above resulted in a loss per common share of $2.38 for the nine months ended September 30, 2010 compared to loss per common share of $0.06 for the nine months ended September 30, 2009.  During the quarter ended September 30, 2010, losses per common share were $0.83, compared to earnings of $0.04 per common share for comparable period in 2009.

Assets and Liabilities

During the first nine months of 2010, total assets increased $44,816,000, or 5.90%, compared to December 31, 2009.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $76,389,000 during the first nine months of 2010.  Net loans decreased $40,326,000, or 8.33%, from December 31, 2009 to September 30, 2010.  Federal funds sold increased $16,384,000 as a result of the investing of our cash balances into fed funds sold.  Total deposits increased $49,999,000, or 8.65%, to $628,291,000 from the December 31, 2009 amount of $578,292,000.  Within the deposit area, interest-bearing deposits increased $46,100,000, or 8.43%, and noninterest-bearing deposits increased $3,899,000, or 12.31%, during the first nine months of 2010.  Money market savings accounts increased $58,526,000, or 38.36%, to $211,079,000 at September 30, 2010 due to the attractive rates offered by the Bank compared to competitors in the marketplace.  The increase in deposits has helped us to partially fund the growth in our securities portfolio.

Investment Securities

Investment securities available-for-sale increased from $169,463,000 at December 31, 2009 to $245,852,000 at September 30, 2010.  This represents an increase of $76,389,000, or 45.08%, from December 31, 2009 to September 30, 2010.  Securities available-for-sale increased to improve the earnings position of the Bank and to pledge against our repurchase agreements and public funds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2010.

Investment Securities Portfolio Composition

September 30, 2010	September 30,	December 31,
(Dollars in thousands)	2010	2009
Government-Sponsored Enterprises	$47,112	$27,511
Obligations of state and local governments	8,737	5,697
Mortgage-backed securities	190,003	136,255
Nonmarketable equity securities	6,283	6,715

Total securities	$252,135	$176,178

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
September 30, 2010	Carrying
(Dollars in thousands)	Amount	Yield
Government-Sponsored Enterprises due:
After one year but within five years	$1,011	2.51%
After five years but within ten years	27,133	3.11%
After ten years	18,968	2.70%
	47,112

Obligations of states and local government due:
After one year but within five years	2,441	3.61%
After five years but within ten years	2,784	3.75%
After ten years	3,512	4.11%
	8,737	3.86%

Mortgage-backed securities	79,396	3.05%

Collateralized Mortgage Obligation (CMOs)	110,607	3.65%

Nonmarketable equity securities	6,283

	$252,135	3.42%

Loans

Net loans decreased $40,326,000, or 8.33%, to $443,801,000 during the nine-month period ended September 30, 2010.  Loan demand in general continued to decrease in our market areas in the first nine months of 2010.  As expected during this time of year, agricultural loans increased $3,762,000, or 36.39%, from December 31, 2009.  Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate - construction and land development	$99,250	$95,788
Real estate - other	270,196	305,561
Agricultural	14,100	10,338
Commercial and industrial	57,037	60,914
Consumer	13,467	15,871
Other, net	3,217	3,180
	$457,267	$491,652

The following table presents the Company’s rate sensitivity at each of the time intervals indicated for the period ended September 30, 2010 and December 31, 2009 and may not be indicative of the Company’s rate sensitivity at other points in time:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
One month or less	$209,138	$245,333
Over one through three months	13,507	14,701
Over three through twelve months	74,888	70,697
Over twelve months	174,610	162,590
	$472,143	$493,321

The rate characteristics of our loan portfolio consist of $178,298,000, or 38.13%, of floating interest rates and $289,307,000, or 61.87%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

		September 30,	December 31,
	(Dollars in thousands)	2010	2009
Loans:	Nonaccrual loans	$21,611	$23,138
	Loans over 90 days past due and still accruing interest	—	—
	Other real estate owned	$17,092	$6,432

	Loans identified by the internal review mechanism:
	Criticized	$41,340	$35,521
	Classified	$104,436	$49,631
	Impaired loans	$34,937	$37,276
	Impaired loans without a valuation allowance	$9,974	$18,040
	Impaired loans with a valuation allowance	24,963	19,236
	Total impaired loans	$34,937	$37,276

	Average investment in impaired loans	$37,256	$34,401

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  For the nine months ended September 30, 2010, the provision charged to expense was $15,512,000 for the nine months ended September 30, 2010 compared to $5,782,000 for the comparable period in 2009.  For the quarter ended September 30, 2010, the provision charged to expense was $4,099,000 compared to $1,510,000 during the same quarter in 2009.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio.  The provision for loan losses is based on management’s periodic evaluation of the composition of the loan portfolio, review of all past due and nonperforming loans, review of historical loan charge-offs and recoveries, evaluation of prevailing economic conditions, and other relevant factors.  In evaluating the loan portfolio, management identifies loans believed to be impaired.  Impaired loans are those not likely to be repaid as to principal and interest in accordance with the term of the loan agreement.  Impaired loans are reviewed individually by management and the net present value of the collateral is estimated.  Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral.  In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of pools of loans with similar risk characteristics by application of a historical loss factor for each loan pool.  The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio.  These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management.  This component of the allowance for loan losses includes additional estimated reserves for trends in loan delinquencies, impaired loans, charge-offs and recoveries, and economic trends and conditions.

Activity in the Allowance for Loan Losses is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009

Balance, January 1	$7,525	$4,416
Provision for loan losses for the period	15,511	5,782
Net loans charged off for the period	(9,570)	(4,297)

Balance, end of period	$13,466	$5,901
Gross loans outstanding, end of period	$457,267	$482,772
Allowance for Loan Losses to loans outstanding	2.94%	1.22%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital.  Further, continuation of these negative trends could lead to an enforcement action by our regulators.

Deposits

Our primary source of funds for loans and investments is our deposits.  The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  As of September 30, 2010, we had brokered deposits of $104,377,000, representing 16.61% of our total deposits as compared to $123,312,000, representing 21.32% of our total deposits as of December 31, 2009.

At September 30, 2010, total deposits had increased by $49,999,000, or 8.65%, from December 31, 2009.  Noninterest bearing deposits increased $3,899,000 to $35,560,000 and interest-bearing deposits increased $46,100,000 to $592,731,000.  Expressed in percentages, noninterest-bearing deposits increased 12.31% and interest-bearing deposits increased 8.43%.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010		December 31, 2009
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$36,553	0.00%	$32,675	0.00%
Interest-bearing transaction accounts	41,098	0.24%	41,533	0.23%
Money market and other savings accounts	192,742	1.69%	132,338	1.94%
Time deposits	339,855	2.01%	346,296	2.48%
Total deposits	$610,248	1.67%	$552,842	2.10%

At September 30, 2010, the scheduled maturities of time deposits were as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

One month or less	$37,241	$46,929
Over one through three months	31,236	67,235
Over three through twelve months	130,299	180,412
Over twelve months	134,056	51,525
	$332,832	$346,101

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s short-term borrowings for the nine-month period ended September 30, 2010 and the year ended December 31, 2009.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

September 30, 2010
Advances from Federal Home Loan Bank	$109,200	$112,759	2.97%	$109,200

December 31, 2009
Advances from Federal Home Loan Bank	$118,800	$106,946	3.33%	$118,800

Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in Federal Home Loan Bank stock.  Although we expect to continue using Federal Home Loan Bank advances as a secondary funding source, core deposits will continue to be our primary funding source.  Of the $109,200,000 advances from Federal Home Loan Bank outstanding at September 30, 2010, $5,000,000 have scheduled principal reductions in 2010, $5,500,000 in 2011, $17,500,000 in 2012 and the remainder after five years.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows in deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, capitalize on new business opportunities, and take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds.

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 59.97% at September 30, 2010 and 69.12% at December 31, 2009.

Unpledged securities available-for-sale, which totaled $93,639,000 at September 30, 2010, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At September 30, 2010, unused lines of credit totaled $17,000,000.  In addition, we have the ability to borrow additional funds from the Federal Home Loan Bank.  As of September 30, 2010, our unused line of credit with Federal Home Loan Bank was $16,800,000.

Comprehensive weekly and quarterly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds.  These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan and securities paydowns and maturities.  These liquidity analyses act as a cash forecasting tool and are subject to certain assumptions based on past market and customer trends.  Through consideration of the information provided in these reports, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios:  short-term crisis and a longer-term crisis.  In the short term crisis, our institution would be cut off from our normal funding along with the market in general.  In this scenario, the bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency.  In the longer term crisis, the bank would be cut off from several of our normal sources of funding as our bank’s financial situation deteriorated.  In this crisis, we would not be able to utilize our federal funds borrowing lines and brokered CDs and would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the Federal Home Loan Bank (FHLB).  On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

Capital Resources

Total shareholders’ equity decreased from $45,072,000 at December 31, 2009 to $37,103,000 at September 30, 2010.  The decrease of $7,969,000 is primarily attributable to our net loss of $8,699,000 for the nine months ended September 30, 2010.  There were increases in shareholders’ equity due to the unrealized gain related to the change in fair market value on available-for-sale securities of $1,201,000.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Return on average assets	$(1.47)%	(0.19)%
Return on average equity	(27.17)%	(3.03)%
Equity to assets ratio	5.42%	6.12%

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

The following table summarizes our risk-based capital at September 30, 2010:

(Dollars in thousands)	Company	Bank

Shareholders’ equity	$37,103	51,387
Plus: qualifying trust preferred securities	6,000	—

Less: unrealized gains on available-for-sale securities	(1,759)	(1,759)

Tier 1 capital	41,344	49,628

Plus: Subordinated debentures	12,062	—

Plus: allowance for loan losses (1)	6,725	6,723

Total capital	$60,131	$56,351

Net risk-weighted assets	$531,231	$531,120
Risk based capital ratios:
Tier 1 capital (to net risk-weighted assets)	7.78%	9.34%
Total capital (to net risk-weighted assets)	11.32%	10.61%
Tier 1 capital (to total average assets)	5.23%	6.21%

(1) Limited to 1.25% of gross risk-weighted assets

On a quarterly basis, management performs a capital projection in a best, most likely, and worst earnings projections.  Management utilizes these projections to better manage our capital position and help determine when capital injections are necessary to help manage the long term success of the Bank.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2010, we had issued commitments to extend credit of $50,203,000 and standby letters of credit of $1,083,000 through various types of commercial lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of $53,840,000 and standby letters of credit of $1,137,000 through various types of commercial lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$2,989	$9,484	$15,581	$28,054	$22,149	$50,203
Standby letters of credit	259	23	548	830	253	1,083
Total	$3,248	$9,507	$16,129	$28,884	$22,402	$51,286

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

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

Date: November 15, 2010	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.