Form 10-K
period 2010-12-31
HCSB FINANCIAL CORP
filed 2011-03-30
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- For the fiscal year ended December 31, 2010

Commission File Number:  000-26995

HCSB FINANCIAL CORPORATION

(Name of small business Issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1079444 (I.R.S. Employer Identification No.)

3640 Ralph Ellis Boulevard Loris, South Carolina (Address of principal executive offices)	29569 (Zip Code)

Issuer’s telephone number: (843) 756-6333

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2010 was $19,072,290.  See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

The number of shares outstanding of the issuer’s common stock, as of March 1, 2011 was 3,738,337.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2010	Part II (Items 5, 7-8)

Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011	Part III (Portions of Items 10-14)

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

•                  our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;

•                  our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

•                  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•                  the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

•                  increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated margins;

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking and financial services industries;

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

•                  changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service (“IRS”);

•                  changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing throughout 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

General Overview

HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “bank”).  The bank is a state chartered bank which commenced operations on January 4, 1988.  Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  From our 13 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.  As of December 31, 2010, we had total assets of $787.4 million, net loans of $416.0 million, deposits of $628.9 million and shareholders’ equity of $26.5 million.

On March 6, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), we entered into a Letter of Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) before we are able to redeem the Series T Preferred Stock but we may not necessarily be required to raise additional equity capital in order to redeem this stock.

On February 10, 2011, the bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”).  The Consent Order requires the bank to, among other things, take the following actions: achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets; reduce the level of the bank’s classified assets; eliminate all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” in the bank’s most recent examination report; analyze and assess the bank’s management and staffing needs to ensure the bank has qualified management in place as well as the appropriate organizational structure; increase board oversight of the bank; limit asset growth; eliminate the bank’s reliance on brokered deposits; ensure the adequacy of the bank’s allowance for loan and lease losses; formulate and implement a comprehensive financial plan to address profitability, improve income, monitor expenses, and restructure the bank’s balance sheet; ensure the full implementation of the bank’s revised written lending and collection policy to provide effective guidance and control over the bank’s lending function; implement a plan addressing liquidity, contingency funding, and overall balance sheet management; establish an enhanced internal loan review program; correct all violations of law, regulation, and contraventions of policy which are listed in the bank’s most recent examination report; not extend any additional credit to any borrower who has a loan or other extension of credit from the bank that has been charged off or classified “Loss” or “Doubtful” and is uncollected; not declare or pay dividends or bonuses without the prior written approval of the FDIC and the State Board; reduce any segment of the bank’s loan portfolio that is an undue concentration of credit; and supply written progress reports to the FDIC and the State Board.

Prior to receipt of the Consent Order, the bank’s board of directors and management adopted and began executing a proactive and aggressive strategic plan to address the matters described in the Consent Order.  The bank’s board of directors and management have been, and continue to be, keenly focused on executing this plan and have already complied with a number of the requirements of the Consent Order.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Shareholders for the year ended December 31, 2010, which is incorporated herein by reference, for more discussion of the Consent Order.

Operating Strategy

Our goal is to be the leading community bank in our market area.  We intend to achieve this goal chiefly by providing personalized service to our customers.  Other strategies that we use to support our goal are hiring, developing, and retaining high caliber and motivated employees, focusing each of our branches on the unique needs and cultures of the community in which it is located, striving for high asset quality, reducing our operating expenses, and offering our customers a breadth of products competitive with those offered by much larger institutions.  These goals are intended to build long-term shareholder value.

•                  Managing and Improving Asset Quality.  The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. In response, we intend to significantly reduce the amount of our bank’s non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  The Bank has established a plan with specific quarterly goals for the reduction of problem assets.  To accomplish these goals, the Bank has identified a plan of action for each individual nonaccrual loan and each classified loan over $200,000.  Also, the Bank will aggressively market our foreclosed property in order to reduce these assets in an expeditious manner.  In accordance with the Consent Order, the Bank will significantly reduce the level of nonperforming assets with a goal to reduce nonperforming assets defined in the last FDIC examination by 25% within 180 days (8/8/2011), 45% within 360 days (2/4/2012), 65% within 540 days (8/2/2012), and 75% within 720 days (1/29/2013).

•                  Reducing Operating Expenses.  We have always focused on controlling expenses and managing efficient overhead. Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign. For example, we have already reduced the size of the bank’s staff by 25 employees, or 15%, and we reduced benefits expenses by terminating restricted stock awards, stock options, and salary continuation agreements with certain members of our senior management.  Reducing our level of nonperforming assets will also lower our operating costs.  During 2011, management intends to further reduce costs in a manner which does not impact the quality of our customer service.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 60.9% of our loan portfolio at December 31, 2010.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).  Due to concerns regarding the current economic environment and our concentration of commercial real estate loans, which as of December 31, 2010 totaled $166,814,000, or 47.36% of our real estate loans, we anticipate decreasing our amount of commercial real estate loans in 2011.

Commercial Loans.  At December 31, 2010, approximately 12.7% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 2.9% of our loan portfolio at December 31, 2010.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 2.5% of our loan portfolio consisted of agricultural loans at December 31, 2010.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 20.9% of our loan portfolio at December 31, 2010 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

By following defined underwriting criteria as noted above, we can help to reduce these risks.  Additionally we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios.  We also control risks by reducing the concentration of our loan portfolio in any one type of loan.

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

Other Banking and Related Services

Other bank services which are in place or planned include cash management services, sweep accounts, repurchase agreements, cellular phone banking, remote deposit capture, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts.  We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions.  Three of our non-executive officers are registered representatives of Investment Professionals Inc. (IPI), and they effect transactions in securities and other non-deposit investment products.  We also offer MasterCard and VISA credit card services through a third party vendor.  We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2010, there were 26 financial institutions operating in Horry County, 13 financial institutions operating in Brunswick County and 7 financial institutions operating in Columbus County.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals, farmers and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Many of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services, that we do not provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

As of March 15, 2011, we had 140 full-time employees and 1 part-time employee.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

•                                          On March 6, 2009, as part of the CPP established by Treasury under the EESA, we entered into a Letter of Agreement and Securities Purchase Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by our board of directors.  The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

Pursuant to the terms of the certificate of designations creating the Series T Preferred Stock, we may only redeem the Series T Preferred Stock at par after May 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $3.2 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Federal Reserve.  However, pursuant to the terms of American Recovery and Reinvestment Act (the “Recovery Act”) which modified EESA, we may, upon consultation with our primary federal regulator, repay the amount received for the Series T Preferred Stock at any time, without regard to whether we have replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series T Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the Recovery Act and any rules and regulations thereunder.

•                                          EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•                                          On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”).  TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We participated in the TAGP and opted out of the DGP.

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

•                                          On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate programs, addressing two distinct asset groups:

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

•                                          The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

•                                          In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

•                                          The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                                          On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•                                          Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•                                          Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•                                          Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•                                          Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•                                          Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•                                          Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•                                          Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•                                          Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•                                          Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                                          On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011.  We do not currently plan to participate in the SBLF.

•                                          Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                                          In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•                                          In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

•                                          The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

•                                          In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

•                                          On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

•                                          In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009 and remained elevated in 2010.

With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital, and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the bank could have a material effect on the business of the Company.

HCSB Financial Corporation

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder.  As a bank holding company located in South Carolina, the State Board also regulates and monitors all significant aspects of our operations.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank described below under “Horry County State Bank - Capital Regulations.”  Nevertheless, our bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  At December 31, 2010, our bank is “adequately capitalized” under the capital requirements as set per bank regulatory agencies.

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

Horry County State Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the State Board.  Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.

The State Board and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

The State Board requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The State Board also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

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

As of December 31, 2010, the bank was deemed to be “adequately capitalized.”  As further described above and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Shareholders for the year ended December 31, 2010, which is incorporated herein by reference, on February 10, 2011, the bank entered into the Consent Order with the FDIC and the State Board which, among other things, requires the bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

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

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the State Board.  In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.  As described above and in our Annual Report to Shareholders for the year ended December 31, 2010, which is incorporated herein by reference, on February 10, 2011, the bank entered into the Consent Order with the FDIC and the State Board which, among other things, prohibits the bank from declaring or paying any dividends on its shares of common stock without the prior approval of the supervisory authorities.

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

Insurance of Accounts and Regulation by the FDIC.   The bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2010, we expensed $1.5 million in deposit insurance.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  The Financing Corporation quarterly assessment for the fourth quarter of 2010 equaled 5.765 basis points for each $100 in domestic deposits at our institution.    These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

We have become subject to a Consent Order that will require us to take certain actions.

On February 10, 2011, the bank entered into the Consent Order with the FDIC and the State Board, which contains, among other things, a requirement that our bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks.  Under this enforcement action, the bank may no longer accept, renew, or roll over brokered deposits.  In addition, under the Consent Order, we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.  Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order.  Any material failure to comply with the terms of the Consent Order could result in further enforcement action by the FDIC.  While we intend to take such actions as may be necessary to comply with the requirements of the Consent Order and subsequent FDIC guidance, we may be unable to comply fully with the deadlines or other terms of the Consent Order.  For further discussion of the Consent Order, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Difficult market conditions in our coastal markets and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The current economic downturn, increase in unemployment and other events that have negatively affected both household and corporate incomes, both nationally and locally, have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest and/or principal on their loans.  As a result, we have experienced significant declines in our coastal real estate markets with decreasing prices and increasing delinquencies and foreclosures, which have negatively affected the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

Our future success significantly depends upon the growth in population, income levels, deposits and housing starts in our market areas.  Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economies and geographic locations.  If the markets in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2010, approximately 81.8% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our losses could increase.

Our success depends, to a significant extent, on the quality of our assets, particularly loans.  Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances.  The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, for many of our loans, the value of the real estate and other assets serving as collateral.  Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors.  Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.  In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions and other pertinent information, including the results of external loan reviews.  Despite our efforts, our loan assessment techniques may fail to properly account for potential loan losses, and, as a result, our established loan loss reserves may prove insufficient.  If we are unable to generate income to compensate for these losses, they could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2010, we had 88 loans on nonaccrual status totaling approximately $25.2 million, and our allowance for loan loss was $14.5 million.  For the year ended December 31, 2010, we recorded $23.1 million as a provision for loan losses, compared to $10.4 million in 2009. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

Negative developments in the financial industry and the domestic and international credit markets may have an adverse affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions.  The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently permanently increased to $250,000 under the Dodd-Frank Act.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP.  In addition, the Recovery Act was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions.  Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•                  a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•                  increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•                  the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•                  the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury.  We cannot predict the actual effects of EESA, the Recovery Act, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2010, we expensed $1,472,652 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new TLGP, the deposit insurance premium assessments paid by all banks has increased.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.  In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances.  We were required to pay approximately $2.1 million in prepaid insurance premiums which is included in other assets at December 31, 2010.  Continued increases in this expense would have a material adverse effect on our financial condition.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when we need it.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days.  As of December 31, 2010, the bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

Liquidity risks could affect operations and jeopardize our financial condition.

The goal of liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities and withdrawals, and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress.  To achieve this goal, our asset/liability committee establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding sources.

Liquidity is essential to our business.  An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, issuance of additional equity securities, and other sources could have a substantial negative impact on our liquidity.  Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general.  Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, the change in our status from well-capitalized to adequately capitalized, or regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and deterioration in the credit markets.

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments.  As of December 31, 2010, we had brokered deposits of $80 million, representing 13% of our total deposits, of which $12 million are scheduled to mature in the first quarter of 2011.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. The bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances.   We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets.  Our emphasis is primarily on safety of principal, and we diversify cash, due from banks, and federal funds sold among counterparties to minimize exposure relating to any one of these entities.  We routinely review the financials of our counterparties as part of our risk management process.  Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits.  While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future.  Specifically, we may seek additional debt in the future to achieve our business objectives.  There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the recent adverse economic conditions, as has the ability of banks and holding companies to raise capital or borrow in the debt markets.  If additional financing sources are unavailable or not available on reasonable terms, our business, financial condition, results of operations, cash flows, and future prospects could be materially adversely impacted.

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

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 2.43% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  We note, however, that the exercise price on Treasury’s warrant is $21.09 and the company’s current trading price was approximately $5.99 at December 31, 2010.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 80.3% of our interest income for the year ended December 31, 2010.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans, which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The aggregate amount of all loans in excess of the supervisory loans-to-value limits should not exceed 100% of our bank’s capital.  As of December 31, 2010, approximately $19.6 million of our loans, or 65.1% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, within the aggregate limit noted above, total loans for all commercial, agricultural, multifamily or other non 1-4 family residential properties should not exceed 30% of total capital.  At December 31, 2010, loans collateralized by commercial, agricultural, multifamily or other non 1-4 family residential properties that exceeded the supervisory loan to value ratio were $9 million, or 29.7% of the bank’s capital.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  During the second half of 2007, the Federal Reserve began to reduce short-term interest rates, which had an adverse effect on our earnings in 2008 through 2010 and may continue to negatively impact our earnings in 2011.

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

During 2010, management has evaluated and reported on the internal controls of the company.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Given the geographic concentration of our operations, we could be significantly affected by any hurricane that affects coastal South Carolina.

Our loan portfolio consists of loans to persons and businesses located in coastal South Carolina.  The collateral for many of our loans consists of real and personal property located in this area, which is susceptible to hurricanes that can cause extensive damage to the general region.  Disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business.  Adverse economic conditions resulting from such a disaster could also negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans.  Furthermore, damage resulting from any hurricane could also result in continued economic uncertainty that could negatively impact businesses in those areas.  Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any hurricane.

Our ability to pay dividends on and repurchase our common stock is restricted.

Since our inception, we have not paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future.  However, the ability of our bank to pay cash dividends to our holding company is currently prohibited by the restrictions of the Consent Order with the State Board and the FDIC.  Even if we decide to pay cash dividends in the future and our regulators permit us to do so, our ability to do so will be limited by the regulatory restrictions described in the following sentence, by the bank’s ability to pay cash dividends to us based on its capital position and profitability, and by our need to maintain sufficient capital to support the bank’s operations.  The ability of the bank to pay cash dividends to us is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC.  If we do not satisfy these regulatory requirements, we will be unable to pay cash dividends on our common stock.

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

Item 4.  (Removed and Reserved.)

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2010.

Item 6.           Selected Financial Data.

N/A.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2010.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  Other Information.

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2010 that was not so disclosed.

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

Additional information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on April 28, 2011.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on April 28, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a)) (1)

Equity compensation plans approved by security holders	—	$14.14	409,495
Equity compensation plans not approved by security holders	—	$0.00	—

Total	—	$14.14	409,495

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

Additional information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on April 28, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 13, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on April 28, 2011.

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

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

10.10	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).

10.11	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).

10.12

Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).

13	The Company’s 2010 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 18, 2011	By:	/s/ James R. Clarkson
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

By:	/s/ Michael S. Addy	Date: March 18, 2011
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: March 18, 2011
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: March 18, 2011
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: March 18, 2011
D. Singleton Bailey, Director

By:	/s/ Franklin C. Blanton	Date: March 18, 2011
Franklin C. Blanton, Director

By:	/s/ James R. Clarkson	Date: March 18, 2011
James R. Clarkson, Director, President & Chief Executive Officer

By:	/s/ Larry G. Floyd	Date: March 18, 2011
Larry G. Floyd, Director

By:	/s/ Tommie W. Grainger	Date: March 18, 2011
Tommie W. Grainger, Director

By:	/s/ Gwyn G. McCutchen	Date: March 18, 2011
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: March 18, 2011
T. Freddie Moore, Director

By:	/s/ Carroll D. Padgett, Jr.	Date: March 18, 2011
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

13	The Company’s 2010 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.