Form 10-Q
period 2011-03-31
HCSB FINANCIAL CORP
filed 2011-05-12
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,738,337 shares of common stock, $.01 par value per share, were issued and outstanding as of May 12, 2011.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	18,190	12,191
Federal funds sold	—	7,371
Total cash and cash equivalents	18,190	19,562
Securities available-for-sale	159,279	265,190
Nonmarketable equity securities	6,986	6,076
Total investment securities	166,265	271,266
Loans held for sale	14,114	15,137

Loans receivable	412,259	430,537
Less allowance for loan losses	(16,070)	(14,489)
Loans, net	396,189	416,048

Premises and equipment, net	23,248	23,389
Accrued interest receivable	3,772	4,476
Cash value of life insurance	9,992	9,896
Other real estate owned	14,173	16,891
Other assets	10,500	10,776
Total assets	656,443	787,441

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	47,111	38,255
Interest-bearing transaction accounts	43,467	42,348
Money market savings accounts	166,777	197,067
Other savings accounts	7,708	6,707
Time deposits $100 and over	126,879	151,667
Other time deposits	168,515	192,917
Total deposits	560,457	628,961
Federal funds purchased	330	—
Repurchase Agreements	9,043	6,646
Advances from the Federal Home Loan Bank	48,200	104,200
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,321	1,252
Other liabilities	1,375	1,635
Total liabilities	638,974	760,942
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and and outstanding 12,895 at March 31, 2011 and December 31, 2010	12,202	12,152
Common stock, $.01 par value; 10,000,000 shares authorized, 3,738,337 and 3,780,845 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	37	38
Capital surplus	30,224	30,787
Common stock warrants	1,012	1,012
Nonvested restricted stock	—	(564)
Retained deficit	(24,539)	(16,813)
Accumulated other comprehensive loss	(1,467)	(113)
Total shareholders’ equity	17,469	26,499
Total liabilities and shareholders’ equity	656,443	787,441

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$5,670	$6,859
Investment securities:
Taxable	1,682	1,517
Tax-exempt	216	48
Nonmarketable equity securities	8	7
Other interest income	14	13
Total	7,590	8,444

Interest expense:
Certificates of deposit $100M and over	666	705
Other deposits	1,270	1,720
Other interest expense	1,045	1,025
Total	2,981	3,450
Net interest income	4,609	4,994
Provision for loan losses	8,550	1,812

Net interest income (loss) after provision for loan losses	(3,941)	3,182

Noninterest income:
Service charges on deposit accounts	337	359
Credit life insurance commissions	7	39
Gain on sale of securities available-for-sale	1,815	79
Gain on sale of mortgage loans	155	247
Other fees and commissions	93	85
Brokerage commissions	67	82
Income from cash value of life insurance	116	124
Other operating income	25	102
Total	2,615	1,117

Noninterest expenses:
Salaries and employee benefits	1,974	2,450
Net occupancy expense	308	312
Furniture and equipment expense	328	342
Marketing expense	60	83
Prepayment penalties on FHLB advances	1,312	—
FDIC insurance premiums	523	262
Loss on sale/writedowns on OREO	756	64
Loss on sale of assets	—	58
Other operating expenses	1,089	770
Total	6,350	4,341
Loss before income taxes	(7,676)	(42)
Income tax benefit	—	(17)
Net loss	$(7,676)	$(25)
Accretion of preferred stock to redemption value	50	47
Preferred dividends accrued	161	77
Net loss available to common shareholders	(7,887)	(149)

Basic loss per share	$(2.10)	$(0.04)
Diluted loss per share	$(2.10)	$(0.04)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

For the Three Months ended March 31, 2011 and 2010

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2009	3,787,170	38	$1,012	12,895	$11,962	(645)	30,856	1,291	558	45,072
Net loss for the period								(25)		(25)
Other comprehensive income, net of tax									(486)	(486)
Comprehensive income (loss)										(511)
Accretion of preferred stock to redemption value					47			(47)		—
Payment of dividend on preferred stock								(161)		(161)
Stock compensation expense							12			12
Balance, March, 31 2010	3,787,170	$38	$1,012	12,895	$12,009	$(645)	$30,868	$1,058	$72	$44,412
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Net loss for the period								(7,676)		(7,676)
Other comprehensive income, net of tax									(1,354)	(1,354)
Comprehensive income (loss)										(9,030)
Accretion of preferred stock to redemption value					50			(50)		—
Termination of employee										—
Stock option plans	(42,508)	(1)				564	(563)	—		—

Balance, March 31, 2011	3,738,337	$37	$1,012	12,895	$12,202	$—	$30,224	$(24,539)	$(1,467)	$17,469

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31,2010
Cash flows from operating activities:
Net loss	(7,676)	$(25)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	259	286
Deferred income tax benefit	—	(24)
Provision for loan losses	8,550	1,812
Amortization less accretion on investments	195	225
Amortization of deferred loan costs	6	12
Originations from sales of loans held for sale	(5,650)	(15,238)
Sale or paydowns of loans	6,673	7,523
Stock compensation expense	—	12
Net gain on sale of securities available-for-sale	(1,815)	(79)
Net writedowns or sale of other real estate owned	756	104
Increase (decrease) in interest payable	69	(315)
(Increase) decrease in interest receivable	704	(292)
(Increase) decrease in other assets	1,072	(2,116)
Income (net of mortality cost) on cash value of life insurance	(96)	(104)
Decrease in other liabilities	(260)	(241)
Net cash provided (used) by operating activities	2,787	(8,460)
Cash flows from investing activities:
Decrease in loans to customers	9,037	2,332
Purchases of securities available-for-sale	(514)	(41,195)
Maturities of securities available-for-sale	11,663	15,790
Proceeds from sale of other real estate owned	4,228	391
Proceeds from sales of securities available-for-sale	94,232	8,481
Proceeds for sales of premises and equipment	—	1
Purchases of nonmarketable equity securities	(910)	—
Purchases of premises and equipment	(118)	(126)
Net cash provided (used) by investing activities	117,618	(14,326)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	(19,314)	25,580
Net decrease in time deposits	(49,190)	(3,678)
Net decrease in FHLB borrowings	(56,000)	(5,000)
Net increase in repurchase agreements	2,397	514
Net increase in fed funds purchased	330	—
Dividend paid on preferred stock	—	(161)
Net increase in subordinated debentures	—	994
Net cash provided (used) by financing activities	(121,777)	18,249

Net decrease in cash and cash equivalents	(1,372)	(4,537)
Cash and cash equivalents, beginning of period	19,562	46,309
Cash and cash equivalents, end of period	18,190	$41,772

Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,912	$3,765

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Note 1 — BASIS OF PRESENTATION

HCSB Financial Corporation (the “Company,” which may be referred to as “we,” “us,” or “our”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”).  The Bank is a state chartered bank which commenced operations on January 4, 1988.  From our 14 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.  HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.  The operations of the Trust have not been consolidated in these financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2010 Annual Report.

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

As of February, 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, in February, 2011, the Company notified the U.S. Treasury of its deferral of a quarterly dividend payment on the 12,895 shares of Series T Preferred Stock and also informed the trustee of the $6,000,000 of trust preferred securities of its deferral of a quarterly interest payment on the trust preferred securities.  The payment amount of the Company’s February 2011 interest payment was $161,000 and, as of March 31, 2011, the Company had $241,781 accrued on its dividend payment due on its Series T Preferred Stock issued to the U.S. Treasury.  Because the Company has deferred these two payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.  Prior to March 6, 2012, so long as the U.S. Treasury owns the 12,895 shares of Series T Preferred Stock issued pursuant to the CPP, the Company is not permitted to increase cash dividends on its common stock without the Treasury’s consent.  As a result of these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, there was no stock dividend declared in January 2010 and January 2011.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the Company’s investments in the stock of the Federal Home Loan Bank (the “FHLB”).  The FHLB stock is carried at cost because the stock has no quoted market value and no ready market exists.  Investment in FHLB stock is a condition of borrowing from the FHLB, and the stock is pledged to collateralize the borrowings.  Dividends received on FHLB stock is included as a separate component in interest income.

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

Loan origination, commitment fees, and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

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

Allowance for Loan Losses - Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management’s judgments are based on numerous assumptions about current events, which management believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation.  The provision for depreciation is computed by the straight-line method.  Rates of depreciation are generally based on the following estimated useful lives:  buildings - 40 years; furniture and equipment - three to 25 years.  The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the income statement.

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

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of March 31, 2011, the Company’s gross deferred tax asset was $10,821,000.  Due to the uncertainty of future earnings, the Company has recorded a valuation allowance of $5,959,000.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the year.  Diluted net income per share is computed based on net income divided by the weighted average number of common and potential common shares.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options and restricted stock awards.  Stock options that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.  The Company does not expect this to have an impact on its financial statements.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  See Note 12 for additional discussions of Regulatory Matters.

Additionally, the Company is subject to certain regulations due to our participation in the U.S. Treasury’s CPP.  Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant.  These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

NOTE 3 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Three Months Ended March 31, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount

Basic loss per share
Loss available to common shareholders	$(7,887)	3,754,868	$(2.10)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(7,887)	3,754,868	$(2.10)

	Three Months Ended March 31, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount

Basic loss per share
Loss available to common shareholders	$(149)	3,754,868	$(0.04)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(149)	3,754,868	$(0.04)

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Three Months Ended March 31, 2011
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(3,964)	$1,467	$(2,497)

Plus: reclassification adjustment for gains (losses) realized in net income	1,815	(672)	1,143

Net unrealized gains (losses) on securities	(2,149)	795	(1,354)

Other comprehensive income (loss)	$(2,149)	$795	$(1,354)

	Three Months Ended March 31, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(851)	$315	$(536)

Plus: reclassification adjustment for gains (losses) realized in net income	79	(29)	50

Net unrealized gains (losses) on securities	(772)	286	(486)

Other comprehensive income (loss)	$(772)	$286	$(486)

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 5 -  INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of March 31, 2011, all securities were classified as available-for-sale.

NOTE 5 -  INVESTMENT PORTFOLIO (CONTINUED)

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2011
Government-sponsored enterprises	$46,063	$7	$1,383	$44,687
Mortgage-backed securities	94,683	854	1,196	94,341
Obligations of state and local governments	20,863	134	746	20,251

Total	$161,609	$995	$3,325	$159,279

December 31, 2010
Government-sponsored enterprises	$55,661	$372	$1,072	$54,961
Mortgage-backed securities	187,649	3,313	1,878	189,084
Obligations of state and local governments	22,060	173	1,088	21,145

Total	$265,370	$3,858	$4,038	$265,190

The following is a summary of maturities of securities available-for-sale as of March 31, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value

Due in less than one year	$306
Due after one year but within five years	2,438
Due after five years but within ten years	39,178
Due after ten years	117,357
Total	$159,279

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

Securities Available for Sale

	March 31, 2011
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$41,644	$1,383	$—	$—	$41,644	$1,383
Mortgage-backed securities	23,714	679	18,550	517	42,264	1,196
Obligations of state and local governments	16,275	746	—	—	16,275	746

Total	$81,633	$2,808	$18,550	$517	$100,183	$3,325

	December 31, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$43,222	$1,072	$—	$—	$43,222	$1,072
Mortgage-backed securities	58,691	1,537	8,459	341	67,150	1,878
Obligations of state and local governments	13,164	1,088	—	—	13,164	1,088

Total	$115,077	$3,697	$8,459	$341	$123,536	$4,038

NOTE 5 -  INVESTMENT PORTFOLIO (CONTINUED)

At March 31, 2011, the Bank had seven individual securities, or 11.65% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At March 31, 2011 and 2010, investment securities with a book value of $106,749,000 and $137,547,000, respectively, and a market value of $105,570,000 and $139,004,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of March 31, 2011 were $1,993,000 and gross realized losses were $178,000.

NOTE 6 - LOAN PORTFOLIO

The Company has experienced a decline in its loan portfolio throughout 2011 of $18,278,000, as a result of a decline in economic conditions in our marketplace, to $412,259,000 as of March 31, 2011.  Management has concentrated on improving the credit quality of the loan portfolio. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization.  Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets.  The loan-to-deposit ratios were 73.56% and 68.45% at March 31, 2011 and December 31, 2010, respectively.  The loans-to-total borrowed funds ratio was 64.52% and 56.58% at March 31, 2011 and December 31, 2010, respectively.  Management intends to deploy available funds to loans to the extent it deems prudent to achieve its targeted ratio of loans to deposits; however, there can be no assurance that management will be able to execute its strategy or that loan demand will continue to support growth.

The following table sets forth the composition of the loan portfolio by category at March 31, 2011 and December 31, 2010 and highlights the Company’s general emphasis on mortgage lending.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate - construction and land development	$87,331	$90,064
Real estate - other	254,202	262,131
Agricultural	10,251	10,679
Commercial and industrial	48,351	54,693
Consumer	10,740	12,446
Other, net	1,384	524
	$412,259	$430,537

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.84% of our loan portfolio at March 31, 2011.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2011.  There are no foreign loans, and agricultural loans, as of March 31, 2011, were $10,251,000.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

NOTE 6 - LOAN PORTFOLIO (continued)

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Balance, January 1	$14,489	7,525
Provision for loan losses for the period	8,550	1,813
Net loans charged-off for the period	(6,969)	(1,519)

Balance, end of period	$16,070	$7,819

Gross loans outstanding, end of period	$412,259	$483,601
Allowance for Loan Losses to loans outstanding	3.90%	1.62%

The following chart details the activity within the Bank’s allowance for loan losses as of March 31, 2011 and December 31, 2010:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Other	Total
March 31, 2011

Allowance for loan losses:

Beginning balance	$1,050	$7,237	$131	$5,299	$772	$14,489
Charge-offs	952	3,979	29	2,116	—	7,076
Recoveries	13	82	12	—	—	107
Provisions	1,846	3,943	(11)	3,339	(567)	8,550
Ending balance	$1,957	$7,283	$103	$6,522	$205	$16,070

Ending balances:
Individually evaluated for impairment	$1,199	$3,699	$—	$2,927	$—	$7,825

Collectively evaluated for impairment	$758	$3,584	$103	$3,595	$205	$8,245

Total	$1,957	$7,283	$103	$6,522	$205	$16,070

Loans receivable:

Ending balance - total	$48,351	$161,546	$10,740	$179,987	$11,635	$412,259

Ending balances:
Individually evaluated for impairment	$4,430	$35,406	$193	$10,641	$—	$50,670

Collectively evaluated for impairment	$43,921	$126,140	$10,547	$169,346	$11,635	$361,589

Total	$48,351	$161,546	$10,740	$179,987	$11,635	$412,259

		Commercial
	Commercial	Real Estate	Consumer	Residential	Other	Total
Dec-10

Allowance for loan losses:

Beginning balance	$956	$2,916	$217	$3,240	$196	$7,525
Charge-offs	2,396	8,092	222	5,988	28	16,726
Recoveries	181	185	32	205	3	606
Provisions	2,309	12,228	104	7,842	601	23,084
Ending balance	$1,050	$7,237	$131	$5,299	$772	$14,489

Ending balances:
Individually evaluated for impairment	$862	$4,446	$—	$2,652	$—	$7,960

Collectively evaluated for impairment	$188	$2,791	$131	$2,647	$772	$6,529

Total	$1,050	$7,237	$131	$5,299	$772	$14,489

Loans receivable:

Ending balance - total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

Ending balances:
Individually evaluated for impairment	$3,089	$45,412	$46	$20,621	$—	$69,168

Collectively evaluated for impairment	$51,604	$121,402	$12,400	$164,760	$11,203	$361,369

Total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

The following chart details the breakdown of the loan portfolio as of March 31, 2011 and December 31, 2010 by its performance within the portfolio:

(Dollars in thousands)	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans
March 31, 2011	Past Due	Past Due	Loans	Due	Current	Receivable

Commercial	$492	$1,189	$897	$2,578	$45,773	$48,351
Commercial real estate:
Construction	5,751	140	13,229	19,120	68,211	87,331
Other	945	—	507	1,452	72,764	74,216
Real Estate:
Other	5,257	499	9,169	14,925	165,061	179,986
Consumer:
Other	175	17	13	205	9,620	9,825
Revolving credit	1	1	—	2	913	915
Other	310	—	1,139	1,449	10,186	11,635
Total	$12,931	$1,846	$24,954	$39,731	$372,528	$412,259

	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans
Dec 31, 2010	Past Due	Past Due	Loans	Due	Current	Receivable

Commercial	$710	$51	$966	$1,727	$52,966	$54,693
Commercial real estate:
Construction	3,544	1,351	15,029	19,924	70,140	90,064
Other	1,951	56	1,107	3,114	73,636	76,750
Real Estate:
Other	3,484	876	6,960	11,320	174,061	185,381
Consumer:						—
Other	251	24	6	281	11,206	11,487
Revolving credit	1	1	—	2	957	959
Other	—	9	1,129	1,138	10,065	11,203
Total	$9,941	$2,368	$25,197	$37,506	$393,031	$430,537

NOTE 6 — LOAN PORTFOLIO - continued

The following chart details the Bank’s nonperforming loans, by collateral, as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	2011	2010

Commercial	$897	$966

Commercial real estate:
Construction	13,229	15,029
Other	507	1,107

Consumer:
Other	13	6
Revolving Credit Plans	—	—

Residential	9,169	6,960

Other	1,139	1,129
Total	$24,954	$25,197

Credit Risk Management

Another method used to monitor the loan portfolio is credit grading.  Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers.  The management of credit risk involves the processes of loan underwriting and loan administration.  The Company seeks to manage credit risk through a strategy of making loans within the Company’s primary marketplace and within the Company’s limits of expertise.  Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  A continuation of the economic downturn or prolonged recession could result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have a negative impact on our business.  Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company’s loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment.  Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans.  The Company also seeks to limit total exposure to individual and affiliated borrowers.  The Company seeks to manage risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

The Company’s loan officers and loan administration staff are charged with monitoring the Company’s loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay the debt or the value of the pledged collateral.  In order to assess and monitor the degree of risk in the Company’s loan portfolio, several credit risk identification and monitoring processes are utilized.  The Company assesses credit risk initially through the assignment of a risk grade to each loan based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of any collateral.  Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Credit grading is adjusted during the life of the loan to reflect economic and individual changes having an impact on the borrowers’ abilities to honor the terms of their commitments.  Management uses the risk grades as a tool for identifying known and inherent losses in the loan portfolio and for determining the adequacy of the allowance for loan losses.

NOTE 6 — LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2011 and December 31, 2010.

March 31, 2011 (Dollars in thousands)	Real Estate – Other	Commercial Real Estate	Commercial	Consumer	Other	Total
Pass Loans	$146,902	$110,750	$41,469	$10,258	$10,364	$319,743
Grade 1 - Prime	—	—	2,381	1,499	1,034	4,914
Grade 2 - Good	20,706	11,405	7,906	213	70	40,300
Grade 3 - Acceptable	114,668	86,599	28,067	7,738	8,869	245,941
Grade 4 – Acceptable w/ Care	11,528	12,746	3,115	808	391	28,588
Grade 5 – Special Mention	32,250	50,458	6,515	471	1,271	90,965
Grade 6 - Substandard	835	338	367	11	—	1,551
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$179,987	$161,546	$48,351	$10,740	$11,635	$412,259

December 31, 2010 (Dollars in thousands)	Real Estate – Other	Commercial Real Estate	Commercial	Consumer	Other	Total
Pass Loans	$153,019	$111,129	$47,333	$12,064	$10,126	$333,671
Grade 1 - Prime	—	—	4,243	1,578	310	6,131
Grade 2 - Good	21,081	17,236	10,403	240	73	49,033
Grade 3 - Acceptable	116,842	78,564	29,101	9,140	9,203	242,850
Grade 4 – Acceptable w/ Care	15,096	15,329	3,586	1,106	540	35,657
Grade 5 – Special Mention	31,327	55,453	6,558	369	1,077	94,784
Grade 6 - Substandard	1,034	233	802	13	—	2,082
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$185,380	$166,815	$54,693	$12,446	$11,203	$430,537

Loans graded one through four are considered “pass” credits.  As of March 31, 2011, approximately 77.56% of the loan portfolio had a credit grade of Prime, Good, Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of four are not considered classified; however, they are categorized as a watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of March 31, 2011, we had loans totaling $28,588,000 on the watch list.  Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded five or greater are considered classified credits.  At March 31, 2011, classified loans totaled $92,516,000, with $1,173,000 being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a

NOTE 6 - LOAN PORTFOLIO - continued

loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Any resultant shortfall is charged to provision for loan losses and is classified as a specific reserve.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

At March 31, 2011, impaired loans totaled $69,519,000, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.   Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  At March 31, 2011, the recorded investment in impaired loans was $69,519,000 compared to $32,100,000 at March 31, 2010.

The following chart details the Bank’s impaired loans, which includes TDRs, by category as of March 31, 2011 and December 31, 2010:

March 31, 2011	Recorded	Related
(Dollars in thousands)	Investment	Allowance

Commercial Real Estate
Land Acquisition & Development	32,499	6,148
Other	7,191	1,573

Consumer	46	—

Residential
Home Equity Lines of Credit	472	338
Other	24,567	2,418

Commercial & Industrial	4,249	1,043

Other Loans	495	—

Total:
Commercial	4,249	1,043
Consumer	46	—
Residential	64,729	10,477
Other	495	—
	$69,519	$11,520

NOTE 6 - LOAN PORTFOLIO - continued

December 31, 2010	Recorded	Related
(Dollars in thousands)	Investment	Allowance

Commercial Real Estate
Land Acquisition & Development	32,013	3,756
Other	16,488	1,552

Consumer	46	—

Residential
Home Equity Lines of Credit	472	—
Other	20,149	2,652

Total:
Commercial Real Estate	48,501	5,308
Consumer	46	—
Residential	20,621	2,652
	$69,168	$7,960

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  The purpose of a TDR is to facilitate ultimate repayment of the loan.

At March 31, 2011, the principal balance of TDRs totaled $21.6 million.  All loans are currently performing as expected under the new terms.  A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms.  We currently consider sufficient history to be approximately six months.  The following chart shows the TDRs as of March 31, 2011 and the recorded investment therein:

	Number
	of	Recorded	Related
(Dollars in thousands)	Contracts	Investment	Allowance
March 31, 2011
Troubled Debt Restructurings
Commercial	32	$13,877	$86
Residential	20	7,570	264
Consumer	2	178	2

NOTE 7 — OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Balance, beginning of year	$16,891	6,432
Additions	2,266	18,480
Sales proceeds	(4,228)	(4,556)
Net loss and/or write-downs	(756)	(3,465)
Balance, end of period	$14,173	$16,891

NOTE 8 — DEPOSITS

As of March 31, 2011, total deposits decreased by $68,504,000, or 10.89%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $30,290,000 to $166,777,000 at December 31, 2010. Expressed in percentages, noninterest-bearing deposits increased 23.15% and interest-bearing deposits decreased 13.10%.

The adverse economic environment has also placed greater pressure on the Bank’s deposits, and the Bank has taken steps to decrease its reliance on brokered deposits, while at the same time the competition for local deposits among banks in the Company’s market has been increasing.  The Bank generally obtains out-of-market time deposits of $100,000 or more through brokers with whom the Bank maintains ongoing relationships.  However, due to the Consent Order, the Bank may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of March 31, 2011, the Bank had brokered deposits of $67,915,000, representing 12.12% of its total deposits as compared to $79,961,000, representing 13% of its total deposits as of December 31, 2010. The Bank must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.

Balances within the major deposit categories as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Noninterest-bearing demand deposits	47,111	38,255
Interest-bearing demand deposits	43,467	42,348
Savings and money market deposits	174,485	203,774
Certificates of deposit	295,394	344,584
	$560,457	$628,961

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2011:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
December 8, 2004	3.24%	41	December 8, 2014	5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 8, 2008	3.45%	43	September 10, 2018	5,000
September 18, 2008	2.95%	36	September 18, 2018	5,000
December 18, 2008	2.63%	32	October 18, 2013	5,000
January 22,2009	2.95%	1	January 22, 2014	200
March 20, 2009	3.05%	15	March 20, 2014	2,000
April 8, 2009	2.86%	14	April 8, 2013	2,000
April 14, 2009	2.65%	13	April 15, 2013	2,000
April 20, 2009	2.95%	22	April 21, 2014	3,000
April 21, 2009	2.55%	13	April 22, 2013	2,000
April 27, 2009	2.95%	15	April 28, 2014	2,000
May 1, 2009	2.60%	13	May 1, 2013	2,000
May 8, 2009	3.00%	22	May 8, 2014	3,000
August 20, 2009	3.86%	49	August 20, 2019	5,000
October 1, 2009	2.89%	21	October 1, 2014	3,000

		$368		$48,200

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $26,200,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $31,200,000.   Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2011, $31,200,000 were fixed rate credits and $17,000,000 were convertible advances.

At March 31, 2011, the company had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $19,879,000, our commercial real estate loans totaling approximately $31,464,000, our home equity lines of credit of $15,544,000, and our multifamily loans of $535,000.  We have also pledged our investment in FHLB stock of $6,798,000, which is included in nonmarketable equity securities, and $68,362,000 of our securities portfolio. The Company has $43,327,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk.

NOTE 10 — SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12,062,011.  The notes bear interest at the rate of 9% per annum payable semiannually on April 5th and October 5th, which was paid on April 5, 2011.  Thereafter and until their maturity ten years from the date of issuance, interest will accrue on the unpaid principal amount of the notes at the current Prime Rate, as published by the Wall Street Journal, plus 300 basis points; provided, that the rate shall not be less than 8.00% per annum or more than 12.00% per annum.  The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are

NOTE 10 — SUBORDINATED DEBENTURES (continued)

reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $86,777 and $90,444 at March 31, 2011 and 2010, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $917 for the periods ended March 31, 2011 and 2010.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

NOTE 11 — FAIR VALUE MEASUREMENTS (continued)

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$18,190	$18,190	$23,624	$23,624
Federal funds sold	—	—	18,148	18,148
Investment securities available-for-sale	159,279	159,279	185,471	185,471
Nonmarketable equity securities	6,986	6,986	6,715	6,715
Loans and loans held-for-sale	426,373	428,457	492,985	490,626
Accrued interest receivable	3,772	3,772	4,412	4,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$265,063	$265,063	$257,771	$257,771
Certificates of deposit	295,394	295,370	342,423	343,623
Federal funds purchased	330	330	—	—
Repurchase agreements	9,043	9,043	8,545	8,545
Advances from the Federal Home Loan Bank	48,200	49,842	113,800	115,796
Subordinated debentures	12,062	12,062	994	994
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,321	1,321	1,129	1,129

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$45,737	$ N/A	$52,251	N/A
Standby letters of credit	796	N/A	1,187	N/A

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

NOTE 11 — FAIR VALUE MEASUREMENTS (continued)

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE 11 — FAIR VALUE MEASUREMENTS (continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other oberservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	—	$94,341	—
Government-sponsored agencies	—	$44,687	—
Obligation of State & local governments	—	$20,251	—
Loans held for sale	—	$14,114	—
Total	—	$173,393	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	—	$189,084	—
Government-sponsored agencies	$1,000	$53,960
Obligations of state & local governments	$2,780	$18,366
Loans held for sale	—	$15,137	—
Total	$3,780	$276,547	—

NOTE 11 — FAIR VALUE MEASUREMENTS (continued)

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of March 31, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$69,519	—
Other real estate owned	—	$14,173	—
Total	$—	$83,692	—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$69,168	—
Other real estate owned	—	$16,891	—
Total	$—	$86,059	—

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivatives to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  As of March 31, 2011, the Company has no outstanding interest rate swap agreements.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 12 — REGULATORY MATTERS

Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

On February 10, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”).  The Consent Order conveys specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Written Agreement with the Federal Reserve Bank of Richmond

On May 9, 2011, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”).  The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.  For additional information on the Written Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 13 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure that are not otherwise disclosed herein.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”), and the following:

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

•                  our ability to comply with the terms of our Consent Order and Written Agreement and potential regulatory actions if we fail to comply;

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our

Company.  Beginning in 2008 and continuing through the present, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Real estate markets, especially those along the coast, have showed signs of weakening and property values have been impacted negatively by the current economic operating environment.  Our primary service area, Horry County, is not immune to these pressures.  If prevailing economic conditions locally and nationally continue to decline, our business may continue to be affected adversely.  A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of the loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Recent Regulatory Developments

Consent Order

On February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, take the following actions: achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets; reduce the level of the Bank’s classified assets; eliminate all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” in the Bank’s most recent examination report; analyze and assess the Bank’s management and staffing needs to ensure the Bank has qualified management in place as well as the appropriate organizational structure; increase Board oversight of the Bank; limit asset growth; eliminate the Bank’s reliance on brokered deposits; ensure the adequacy of the Bank’s allowance for loan and lease losses; formulate and implement a comprehensive financial plan to address profitability, improve income, monitor expenses, and restructure the Bank’s balance sheet; ensure the full implementation of the Bank’s written lending and collection policy to provide effective guidance and control over the Bank’s lending function; implement a plan addressing liquidity, contingency funding, and overall balance sheet management; establish an enhanced internal loan review program; correct all violations of law, regulation, and contraventions of policy which are listed in the Bank’s most recent examination report; not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified “Loss” or “Doubtful” and is uncollected; not declare or pay dividends or bonuses without the prior written approval of the FDIC and the State Board; reduce any segment of the Bank’s loan portfolio that is an undue concentration of credit; and supply written progress reports to the FDIC and the State Board.

Prior to receipt of the Consent Order, the Bank’s Board of Directors and management adopted and began executing a proactive and aggressive strategic plan to address the matters described in the Consent Order.  The Bank’s Board of Directors and management have been, and continue to be, keenly focused on executing this plan and have already complied with a number of the requirements of the Consent Order.  As of March 31, 2011, the Bank met the requirements to be classified as “adequately capitalized”.  Due to the impact of the current economic environment on the Bank, in accordance with the Consent Order, we have developed a capital plan through which we intend to achieve the “well-capitalized” designation and continue operating with a plan of slow growth.  Our capital plan outlines how we intend to achieve this goal through a combination of targeted asset reductions coupled with raising additional capital.  We are currently exploring a number of likely financing alternatives to strengthen the capital level of the Bank.

The Company is working diligently to improve asset quality and to reduce its investment in commercial real estate loans as a percentage of Tier 1 capital.  The Company is reducing its reliance on brokered deposits and is committed to improving the Bank’s capital position.

Written Agreement

On May 9, 2011, the Company entered into the Written Agreement with the FRB.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Written Agreement contains provisions similar to those in the Bank’s Consent Order.  Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the FRB before undertaking any of the following activities:

•                  declaring or paying any dividends,

•                  directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank,

•                  making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities,

•                  directly or indirectly, incurring, increasing or guarantying any debt, and

•                  directly or indirectly, purchasing or redeeming any shares of its stock.

In addition, within 60 days of the Written Agreement, the Company is required to submit a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the Written Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

Recent Legislative Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

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

•                                       Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the

“Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

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

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•                  On December 16, 2010, the Federal Reserve Board issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve Board to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

•                  On April 19, 2011, the Federal Reserve Board issued a proposed rule under Regulation Z that would require creditors to determine a consumer’s ability to repay a mortgage before making the loan and would establish minimum mortgage underwriting standards. The proposal is being made pursuant to the Dodd-Frank Act.  The proposed rule, if implemented in its current form, provides four options for complying with the ability-to-repay requirement and would apply to all consumer mortgages, except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans. The proposal would also implement the Dodd-Frank Act’s limits on prepayment penalties, lengthen the time creditors must retain records that evidence compliance with the ability-to-repay and prepayment penalty provisions, and prohibit evasion of the rule by structuring a closed-end extension of credit as an open-end plan.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Net Interest Income

For the quarter ended March 31, 2011, net interest income was $4,609,000, a decrease of $385,000, or 7.71%, over the same period in 2010.  Interest income from loans, including fees, was $5,670,000 for the three months ended March 31, 2011, a decrease of $1,189,000, or 17.33%, over the three months ended March 31, 2010.  This decrease was attributable to the decrease in the average volume of our loan portfolio from March 31, 2010 of $495,723,000 to $439,990,000 as of March 31, 2011 with only a slight decrease in its yield, and due to the lost of interest on nonaccrual loans.  Interest income on taxable securities totaled $1,682,000, an increase of $165,000 over the first quarter of 2010.  Our interest income on taxable securities increased due to management’s decision to increase the portfolio during 2010 from an average balance of $184,258,000 as of March, 31, 2010 to $257,374,000 as of March 31, 2011 to help strengthen the Bank’s liquidity and capital position.  Interest expense for the three months ended March 31, 2011 was $2,981,000, compared to $3,450,000 for the same period in 2010, a decrease of $469,000, or 13.59%.  This decrease is attributable to our decrease in the cost of funding, which decreased from 2.02% as of March 31, 2010 to 1.73% as of March 31, 2011, particularly in the cost of our certificate of deposits (CDs).  The net interest margin realized on earning assets was 2.59% for the three months ended March 31, 2011, as compared to 2.81% for the three months ended March 31, 2010.  The interest rate spread decreased from 2.72% at March 31, 2010 to 2.63% at March 31, 2011.

The following is a three month ending average balance sheet for March 31, 2011 and 2010:

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
	Average	Yield/
(Dollars in thousands)	Balance	Rate

ASSETS

Loans	$439,990	5.23%	$495,723	5.61%
Securities	257,374	2.99%	184,258	3.44%
Nonmarketable Equity Securities	6,426	0.50%	6,715	0.42%
Fed funds sold and other (incl. FHLB)	7,914	0.72%	35,015	0.15%
Total earning assets	$711,704	4.33%	$721,711	4.74%
Cash and due from banks	6,936		8,161
Allowance for loan losses	(14,655)		(7,782)
Premises & equipment	23,371		24,140
Other assets	39,676		27,734
Total assets	$767,032		$773,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,761	0.28%	$41,349	0.22%
Savings	194,670	0.86%	170,380	1.73%
CDs	325,791	1.86%	348,379	1.95%
Other borrowings	115,352	2.63%	125,198	3.19%
Subordinate debt	12,062	9.01%	11	0.00%
Junior subordinated debentures	6,186	1.84%	6,186	2.62%
Total interest-bearing liabilities	$696,822	1.73%	$691,503	2.02%
Non-interest deposits	41,150		34,158
Other liabilities	2,743		2,915
Stockholders’ equity	26,317		45,388
Total liabilities & equity	$767,032		$773,964

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $16,070,000 and $7,819,000, or 3.89% and 1.62% of total loans, as of March 31, 2011 and 2010, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the three months ended March 31, 2011 and 2010, the provision was $8,550,000 and $1,812,000, respectively.  During the quarter ended March 31, 2011, the Bank recorded charge-offs of $7,076,000 and recoveries of $107,000.  Impaired loans at March 31, 2011 totaled $69,519,000.  Loans totaling $96,540,000 were considered classified loans, and $30,394,000 were criticized as of March 31, 2011.  Due to continue high levels of loan charge-offs and the current level of impaired loans, management recorded the additional provision for loan losses during the quarter ended March 31, 2011 in order to maintain the Bank’s loan loss reserves at a level believed to be adequate to absorb all probable future loan losses.

Primarily as a result of the current economic downturn, our provision for loan losses increased significantly for the three months ended March 31, 2011 over the same period ended March 31, 2010. The Bank has had a history of good credit performance as measured by historical delinquency and charge-off rates. However, these historically satisfactory rates have been under pressure as the economy continues its extended downturn with respect to real estate values.  Many of our borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for us to fully recover the principal and interest owed.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

Due to the negative credit quality trend in our loan portfolio that developed in 2009 and that accelerated during 2010, we performed an expanded internal loan review during June and July 2010 and conducted a re-evaluation of our lending policy and credit procedures. To assist in this process we contracted with an independent firm that specializes in bank loan reviews, to perform an independent review of our loan portfolio. During the final week of June 2010, they conducted an on-site detailed review of approximately $150 million in loans which represents approximately 30% of our loan portfolio. Their review focused on larger loans secured by real estate but also included a random sample of our smaller loans.

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

Noninterest Income

Noninterest income during the three months ended March 31, 2011 was $2,615,000, an increase of $1,498,000, or 134.11%, over the same period in 2010.  The increase of $1,498,000 is largely a result of gains on sale of securities, which increased $1,736,000, or 2,197.47%, from $79,000 for the three months ended March 31, 2010 to $1,815,000 for the three months ended March 31, 2011.  This increase is a result of the sale of $94,232,000 in securities available-for-sale to help improve the capital position of the Bank. These gains were offset by other decreases in noninterest income resulting from insurance commissions and gains on sales of mortgage loans. Noninterest income on gains on sale of residential loans in the secondary market decreased $92,000, or 37.25%, from $247,000 for the quarter ended March 31, 2010 to $155,000 for the comparable period in 2011. The Bank also experienced decreases in other income of $77,000, or 75.49%, from $102,000 for the three months ended March 31, 2010 to $25,000 for the comparable period in 2011 due to the decline in fee income generated on the sale of the guaranteed portion of SBA loans.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In December 2010, the Federal Reserve Board issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve Board to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The results of this proposed legislation may impact our noninterest income from debit card transactions in the future.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2011 was $6,350,000, an increase of $2,009,000, or 46.28%, over the three months ended March 31, 2010.  The primary basis for this rise was the increase in prepayment penalties on our FHLB borrowings of $1,312,000 during the quarter ended March 31, 2011 as a result of the prepayment of $56,000,000 of FHLB borrowings. Management has made a concerted effort to decrease the assets of the Bank to help improve the capital position. The Bank also had an increase in its losses experienced on the sale or write-downs of its OREO. The Bank experienced an increase of $692,000, or 1,081.25%, from $64,000 for the three months ended March 31, 2010 to $756,000 for the comparable period in 2011. There were also increases in other operating expenses of $319,000, or 41.43%, from $770,000 during the quarter ended March 31, 2010 to $1,089,000 for the same period in 2011. This was a result of an increase in the expenses relating to our OREO. Also, there was an increase in our FDIC insurance premiums of $261,000 or 99.62%, from $262,000 for the period ended March 31, 2010 to $523,000 for the comparable period in 2011 due to the increase in our deposits during 2010 and our composite rating.  However, there were some decreases in noninterest expenses.  Salaries and employee benefits decreased $476,000, or 19.43%, to $1,974,000 for the three months ended March 31, 2011 from $2,450,000 for the comparable period in 2010 as a result of the reduction in personnel during 2010 to help reduce expenses.

Income Taxes

There was no income tax benefit for the three months ended March 31, 2011, as compared to $17,000 for the same period in 2010.  The effective tax rate was 40.48% at March 31, 2010.  The deferred tax asset generated during the three months ended March 31, 2011 was fully reserved through a valuation allowance.

Earnings Performance

During the first quarter of 2011, the Bank has experienced declines in net interest income of $385,000, or 7.71% over the comparable period in 2010.  The decline in our net interest income was the result of the decline in the yield in our earning assets of 40 basis points to 4.34% while decreasing the Banks’ cost of funds by 29 basis points to 1.73%. The Bank plans on improving our net interest income by decreasing our cost of funding in our effort to decrease the assets of the Bank. Also, in order to reduce the Bank’s assets, the Bank sold $94,232,000 in securities, which resulted in net gains on the sale of securities available-for-sale of $1,815,000. These gains on the sale of securities helped improve our noninterest income by $1,498,000, or 134.11%, to $2,615,000. The Bank had an increase in noninterest expenses of $2,009,000, or 46.28%, which included penalties of $1,312,000 incurred in the prepayment of $56,000,000 in FHLB borrowings. Also, the Bank has incurred $756,000 in losses on the writedowns of our other real estate owned. Due to the poor market conditions prevalent in our marketplace, we had to record $8,550,000 in provision for loan losses, an increase in $6,738,000, or 371.85% over the same period in 2010. Because of the combination of the above factors, the Bank experienced a net loss of $7,676,000, an increase of $7,634,000, from the prior quarter. The above resulted in a loss per share of $2.10 for the quarter ended March 31, 2011 as compared to loss per share of $0.04 for the comparable period in 2010.

Assets and Liabilities

During the quarter ended March 31, 2011, total assets decreased $130,998,000, or 16.64%, when compared to December 31, 2010.  The primary reason for the decrease in assets was due to a decrease in securities available-for-sale of $105,911,000 during the quarter ended March 31, 2011.  Total deposits decreased $68,504,000, or 10.89%, from the December 31, 2010 balance of $628,961,000.  Within the deposit area, interest-bearing deposits decreased $77,360,000, or 13.10%, and noninterest-bearing deposits increased $8,856,000, or 23.15%, during the quarter ended March 31, 2011.  Total deposits decreased during the first quarter of 2011 as a result of management’s decreasing interest rates and marketing efforts so it can achieve its goal of reducing its assets to improve our capital position.  In addition, advances from the FHLB decreased by $56,000,000.  Proceeds from the sale of investment securities were used to payoff FHLB advances.

Investment Securities

Investment securities available-for-sale decreased from $265,190,000 at December 31, 2010 to $159,279,000 at March 31, 2011 as a result of management’s concerted effort to decrease the assets of the Bank to help improve the capital position.  This represents a decrease of $105,911,000, or 39.94%, from December 31, 2010 to March 31, 2011.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at March 31, 2011 and December 31, 2010.

Investment Securities Portfolio Composition

(Dollars in thousands)	March 31, 2011	December 31, 2010

Government-Sponsored Enterprises	$44,687	$54,961
Obligations of state and local governments	20,251	21,145
Mortgage-backed securities	94,341	189,084
Nonmarketable equity securities	6,986	6,076

Total securities	$166,265	$271,266

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
March 31, 2011	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After one year but within five years	$1,000	2.51%
After five years but within ten years	24,917	3.09%
After ten years	18,770	2.70%
	44,687	3.33%

Obligations of states and local government due:
After three months but within one year	306	3.45%
After one year but within five years	960	3.65%
After five years but within ten years	5,544	3.50%
After ten years	13,441	3.99%
	20,251	3.83%

Mortgage-backed securities	94,341	3.28%

Nonmarketable equity securities	6,986

	$166,265	3.37%

Loans

Net loans decreased $19,859,000, or 4.77%, from December 31, 2010 to March 31, 2011 as a result of management’s concerted effort to decrease the assets of the Bank to help improve the capital position.  Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate - construction and land development	$87,331	$90,064
Real estate - other	254,202	262,131
Agricultural	10,251	10,679
Commercial and industrial	48,351	54,693
Consumer	10,740	12,446
Other, net	1,384	524
	$412,259	$430,537

The following table presents the Company’s rate sensitivity of its loan portfolio, including its loans held for sale, at each of the time intervals indicated for the period ended March 31, 2011 and December 31, 2010 and may not be indicative of the Company’s rate sensitivity at other points in time:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$167,922	$176,258
Over one through three months	26,250	30,798
Over three through twelve months	54,456	60,052
Over twelve months	177,745	178,567
	$426,373	$445,675

The rate characteristics of our loan portfolio consist of $133,089,000, or 30.98%, of floating interest rates and $296,449,000, or 69.02%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  The provision charged to expense was $8,550,000 for the three months ended March 31, 2011 compared to $1,812,000 for the comparable period in 2010.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans: Nonaccrual loans	$24,954	$25,197

Loans identified by the internal review mechanism:
Criticized	28,588	35,657
Classified	$92,516	$96,866

Activity in the Allowance for Loan Losses is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Balance, January 1	$14,489	$7,525
Provision for loan losses for the period	8,550	1,813
Net loans charged-off for the period	(6,969)	(1,519)

Balance, end of period	$16,070	$7,819

Gross loans outstanding, end of period	$412,259	$483,601
Allowance for Loan Losses to loans outstanding	3.90%	1.62%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

Deposits

Our primary source of funds for loans and investments is our deposits.  The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits.  As of March 31, 2011, we had brokered deposits of $67,915,000, representing 12.12% of our total deposits as compared to $80,993,000, representing 13.49% of our total deposits as of March 31, 2010.  As of March 31, 2011 total deposits had decreased by $68,504,000, or 10.89%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $30,290,000 to $166,777,000 at December 31, 2010.  Expressed in percentages, noninterest-bearing deposits increased 23.15% and interest-bearing deposits decreased 13.10%.  Total deposits decreased during the first quarter of 2011 as a result of management decreasing interest rates and marketing efforts so it can achieve its goal of reducing its assets to improve our capital position.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of March 31, 2011, we had brokered deposits of $67,915,000, representing 12.12% of our total deposits as compared to $79,961,000, representing 13% of our total deposits as of December 31, 2010. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011		December 31, 2010
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$41,150	0.00%	$39,546	0.00%
Interest-bearing transaction accounts	42,761	0.28%	41,316	0.26%
Money market and other savings accounts	194,670	0.86%	196,559	1.60%
Time deposits	325,791	1.86%	340,385	2.00%
Total deposits	$604,372	1.28%	$617,806	2.03%

At March 31, 2011 and December 31, 2010, the scheduled maturities of time deposits were as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$28,131	$34,999
Over one through three months	21,569	50,222
Over three through twelve months	142,613	133,820
Over twelve months	103,081	125,543
	$295,394	$344,584

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2011
Advances from Federal Home Loan Bank	$112,200	$107,833	2.57%	$48,200

December 31, 2010
Advances from Federal Home Loan Bank	$118,800	$110,862	2.58%	$104,200

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $43,327,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. However, as a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk.  During the first quarter of 2011, $56,000,000 in FHLB advances were paid-off with the proceeds from the sale of investment securities.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 64.51% at March 31, 2011 and 56.58% at December 31, 2010.

Unpledged securities available-for-sale, which totaled $53,709,000 at March 31, 2011, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one to seven days.  At March 31, 2011, unused lines of credit totaled $5,000,000, which the lender has required to be secured with securities as collateral.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios:  short-term crisis and a longer-term crisis.  In the short term crisis, our institution would be cut off from our normal funding along with the market in general.  In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency.  In the longer term crisis, the Bank would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated.  In this crisis, we would not be able to utilize our federal funds borrowing lines and brokered CDs and would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB.  On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2011, we had issued commitments to extend credit of $45,737,000 and standby letters of credit of $796,000 through various types of commercial lending arrangements. At December 31, 2010, we had issued commitments to extend credit of $42,491,000 and standby letters of credit totaled $841,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$3,901	$3,120	$19,757	$26,778	$18,959	$45,737
Standby letters of credit	—	168	390	558	238	796

Totals	$3,901	$3,288	$20,147	$27,336	$19,197	$46,533

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity decreased from $26,499,000 at December 31, 2010 to $17,469,000 at March 31, 2011. The decrease of $9,030,000 is primarily attributable to the net loss during the quarter of $7,676,000, which decreased $7,634,000.  Shareholders’ equity was also negatively impacted by the change in fair market value on securities available-for-sale, which decreased $1,354,000, or 1,199.12%.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Return on average assets	$(4.00)%	(2.17)%
Return on average equity	(116.67)%	(41.93)%
Equity to assets ratio	3.43%	5.18%

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, Bank must maintain a minimum Tier 1 leverage ratio of at least 4%.  Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10% by July 10, 2011.

As of March 31, 2011, the Bank’s capital ratios were “adequately capitalized.”  In addition, due to the impact of the current economic environment on the Bank, in accordance with the Consent Order, we have developed a capital plan through which we intend to regain our “well-capitalized” designation and continue our growth.  Our capital plan outlines how we intend to regain our “well-capitalized” capital position by raising additional capital.  We are currently exploring a number of financing alternatives to strengthen the capital levels of the Bank. However, if we fail to maintain these required capital levels, then the FDIC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to additional regulatory requirements.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
The Company
Total capital (to risk-weighted assets)	$43,023	9.12%	$37,744	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	24,938	5.29%	18,872	4.00%	N/A	N/A
Tier 1 capital (to average assets)	24,938	3.25%	30,681	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$39,903	8.46%	$37,738	8.00%	$47,173	10.00%
Tier 1 capital (to risk-weighted assets)	33,881	7.18%	18,869	4.00%	(1)	(1)
Tier 1 capital (to average assets)	33,881	4.42%	30,656	4.00%	61,311	8.00%
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$51,138	10.05%	$40,726	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	32,612	6.41%	20,363	4.00%	N/A	N/A
Tier 1 capital (to average assets)	32,612	4.10%	31,787	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$47,720	9.38%	$40,721	8.00%	$50,901	10.00%
Tier 1 capital (to risk-weighted assets)	41,257	8.11%	20,360	4.00%	(1)	(1)
Tier 1 capital (to average assets)	41,257	5.10%	32,353	4.00%	64,707	8.00%

(1) Minimum capital amounts and ratios presented as of December 31, 2010, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of December 31, 2010, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2010 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

HCSB FINANCIAL CORPORATION

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

10.1         Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2011).

10.2         Written Agreement between HCSB Financial Corporation and the Federal Reserve Bank of Richmond dated May 9, 2011.

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

Date:	May 12, 2011	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer

Date:	May 12, 2011	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer

HCSB FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

10.1

Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2011).

10.2	Written Agreement between HCSB Financial Corporation and the Federal Reserve Bank of Richmond dated May 9, 2011.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.