Form 10-Q
period 2011-06-30
HCSB FINANCIAL CORP
filed 2011-08-15
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of August 15, 2011.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	37,623	12,191
Federal funds sold	2,205	7,371
Total cash and cash equivalents	39,828	19,562
Securities available-for-sale	82,477	265,190
Nonmarketable equity securities	5,823	6,076
Total investment securities	88,300	271,266
Loans held for sale	15,452	15,137

Loans receivable	395,143	430,537
Less allowance for loan losses	(21,116)	(14,489)
Loans, net	374,027	416,048

Premises and equipment, net	23,001	23,389
Accrued interest receivable	3,053	4,476
Cash value of life insurance	10,091	9,896
Other real estate owned	16,187	16,891
Other assets	4,251	10,776
Total assets	574,190	787,441

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	40,971	38,255
Interest-bearing transaction accounts	42,540	42,348
Money market savings accounts	155,128	197,067
Other savings accounts	7,701	6,707
Time deposits $100 and over	110,867	151,667
Other time deposits	158,313	192,917
Total deposits	515,520	628,961
Repurchase Agreements	11,744	6,646
Advances from the Federal Home Loan Bank	22,000	104,200
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,000	1,252
Other liabilities	1,585	1,635
Total liabilities	570,097	760,942
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and and outstanding 12,895 at June 30, 2011 and December 31, 2010	12,252	12,152
Common stock, $.01 par value; 10,000,000 shares authorized, 3,738,337 and 3,780,845 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	37	38
Capital surplus	30,224	30,787
Common stock warrants	1,012	1,012
Nonvested restricted stock	—	(564)
Retained deficit	(38,556)	(16,813)
Accumulated other comprehensive loss	(876)	(113)
Total shareholders’ equity	4,093	26,499
Total liabilities and shareholders’ equity	574,190	787,441

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest income
Loans, including fees	$11,065	$13,488	$5,395	$6,629
Investment securities:
Taxable	2,731	2,886	1,049	1,369
Tax-exempt	411	96	195	48
Nonmarketable equity securities	24	8	16	1
Other interest income	29	28	15	15
Total	14,260	16,506	6,670	8,062
Interest expense
Certificates of deposit $100,000 & over	1,193	1,430	528	725
Other deposits	2,297	3,583	1,026	1,863
Advances from the Federal Home Loan Bank	1,050	1,786	357	858
Other interest expense	735	388	383	291
Total	5,275	7,187	2,294	3,737

Net interest income	8,985	9,319	4,376	4,325
Provision for loan losses	17,615	11,412	9,065	9,600

Net interest income (loss) after provision for loan losses	(8,630)	(2,093)	(4,689)	(5,275)

Noninterest income
Service charges on deposit accounts	680	724	343	365
Credit life insurance commission	11	49	4	10
Gain on sale of mortgage loans	324	428	169	181
Other fees and commissions	213	191	120	106
Brokerage commission	202	121	135	39
Gain on sale of securities	2,561	122	746	43
Income from cash value life insurance	238	242	122	118
Other operating income	52	160	27	58
Total	4,281	2,037	1,666	920

Noninterest expense
Salaries and employee benefits	3,886	4,768	1,912	2,318
Occupancy expense	621	626	313	314
Advertising and marketing expense	94	197	34	114
Furniture and equipment expense	677	667	349	325
Prepayment penalties on FHLB borrowings	2,554	0	1,242	0
Gain/(loss) on sale of assets	(3)	14	(3)	(6)
Loss on sale/writedowns on OREO	1,033	129	277	27
FDIC insurance premiums	1,248	526	725	264
Other operating expenses	2,186	1,729	1,097	959
Total	12,296	8,656	5,946	4,315

Loss before income taxes	(16,645)	(8,712)	(8,969)	(8,670)
Income tax expense (benefit)	4,998	(3,030)	4,998	(3,014)
Net loss	$(21,643)	$(5,682)	$(13,967)	$(5,656)

Accretion of preferred stock to redemption value	100	94	51	47
Preferred dividends accrued	323	161	161	82
Net loss available to common shareholders	(22,066)	(5,937)	(14,179)	(5,785)

Basic net loss per share	$(5.89)	$(1.57)	$(3.78)	$(1.53)
Diluted net loss per share	$(5.89)	$(1.57)	$(3.78)	$(1.53)

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

For the Six Months ended June 30, 2011 and 2010

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2009	3,787,170	$38	$1,012	12,895	$11,962	$(645)	$30,856	$1,291	$558	$45,072
Net loss for the period								(5,682)		(5,682)
Other comprehensive income, net of tax									(12)	(12)
Comprehensive loss										(5,694)
Accretion of preferred stock to redemption value					94			(94)		—
Payment of dividend on preferred stock								(322)		(322)
Stock compensation expense							12			12
Balance, June 30, 2010	3,787,170	$38	$1,012	12,895	$12,056	$(645)	$30,868	$(4,807)	$546	$39,068
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Net loss for the period								(21,643)		(21,643)
Other comprehensive income, net of tax									(763)	(763)
Comprehensive loss										(22,406)
Accretion of preferred stock to redemption value					100			(100)		—
Termination of employee										—
Stock option plans	(42,508)	(1)	—	—	—	564	(563)	—	—	—
Balance, June 30, 2011	3,738,337	$37	$1,012	12,895	$12,252	$—	$30,224	$(38,556)	$(876)	$4,093

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30,2010
Cash flows from operating activities:
Net loss	$(21,643)	$(5,682)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	517	522
Deferred income tax benefit	4,862	(112)
Provision for loan losses	17,615	11,412
Amortization less accretion on investments	94	474
Amortization of deferred loan costs	11	11
Originations from sales of loans held for sale	(13,119)	(31,774)
Sale or paydowns of loans	12,804	21,754
Stock compensation expense	—	12
Net gain on sale of securities available-for-sale	(2,561)	(122)
Net writedowns or sale of other real estate owned	1,033	129
Decrease in interest payable	(252)	(85)
Decrease in interest receivable	1,423	324
(Increase) decrease in other assets	2,111	(3,133)
Income (net of mortality cost) on cash value of life insurance	(195)	(202)
Decrease (increase) in other liabilities	(50)	668
Net cash provided (used) by operating activities	2,650	(5,804)
Cash flows from investing activities:
Decrease in loans to customers	16,922	564
Purchases of securities available-for-sale	(514)	(97,514)
Maturities of securities available-for-sale	20,052	36,481
Proceeds from sale of other real estate owned	7,144	992
Proceeds from sales of securities available-for-sale	164,431	16,187
Proceeds from sales of premises and equipment	—	25
Redemptions (purchases) of nonmarketable equity securities	253	(1)
Purchases of premises and equipment	(129)	(206)
Net cash provided (used) by investing activities	208,159	(43,472)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	(38,037)	56,728
Net decrease in time deposits	(75,404)	(17,735)
Decrease in FHLB borrowings	(82,200)	(9,600)
Net increase in repurchase agreements	5,098	584
Dividend paid on preferred stock	—	(322)
Net increase in subordinated debentures	—	11,501
Net cash provided (used) by financing activities	(190,543)	41,156

Net increase (decrease) in cash and cash equivalents	20,266	(8,120)
Cash and cash equivalents, beginning of period	19,562	46,309
Cash and cash equivalents, end of period	39,828	$38,189

Cash paid during the period for:
Income taxes	$—	$—
Interest	$5,527	$7,272

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2010 Annual Report.

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

As of February, 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulatory, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, in February  and May 2011, the Company notified the U.S. Treasury of our deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6,000,000 of trust preferred securities of our deferral of a quarterly interest payments.  The amount of each of our February and May 2011 interest payments was $161,000, and as of June 30, 2011, the Company had $322,375 accrued on our dividend payments due on our Series T Preferred Stock issued to the U.S. Treasury.  Because we have deferred these two payments, we are prohibited from paying any dividends on our common stock until all deferred payments have been made in full.  Prior to March 6, 2012, so long as the Treasury owns the 12,895 shares of Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent.  As a result of these restrictions on the Company, including the restrictions on our Bank’s ability to pay dividends to the Company, there was no stock dividend declared in January 2010 and January 2011.

NOTE 2 — GOING CONCERN

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2011. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2010 and the first six months of 2011 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last 24 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and the six months of 2011. As of June 30, 2011, our nonperforming assets equaled $88,377,000, or 15.39% of assets, as compared to $86,059,000, or 10.93% of assets, as of December 31, 2010. In addition, our level of impaired loans increased to $72,190,000 at June 30, 2011 compared to $69,168,000 at December 31, 2010. For the six months ended June 30, 2011, the Bank recorded a $17,615,000 provision increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of June 30, 2011. Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio in the second half of 2011.  For the six months ended June 30, 2011, we recorded net loan charge-offs of $10,988,000, or 2.55% of average loans, as compared to net loan charge-offs of $6,169,000, for the six months ended June 30, 2010.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the FDIC and the State Board, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2011 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described above will further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will also need to raise substantial additional capital to increase capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2011 or at all. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value.  The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions.  Therefore, loans within the real estate and commercial loan portfolios are reviewed individually.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties in North Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans.  These loans are especially susceptible to being adversely effected by the current economic downturn.  The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue, especially in the Myrtle Beach area.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values in our market areas continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Management’s judgments about the adequacy of the allowance are based on numerous assumptions about current events, which management believes to be reasonable, but which may or may not prove to be accurate.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The allowance is subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests.  In addition, such regulatory agencies could require the Company to adjust its allowance based on information available to them at their examination.

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

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of June 30, 2011, our gross deferred tax asset was $13,916,000.  However, as of June 30, 2011, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for our deferred tax asset in the amount of $13,916,000.  This valuation allowance reflects management’s estimate that the deferred tax asset is not more-likely-than-not to be realized.

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 7.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  See Note 13 for additional discussions of Regulatory Matters.

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the Warrant to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.  If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

NOTE 4 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Six Months Ended June 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(22,066)	3,746,557	$(5.89)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(22,066)	3,746,557	$(5.89)

	Six Months Ended June 30, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(5,937)	3,787,170	$(1.57)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(5,937)	3,787,170	$(1.57)

	Three Months Ended June 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(14,179)	3,746,557	$(3.78)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(14,179)	3,746,557	$(3.78)

	Three Months Ended June 30, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(5,785)	3,787,170	$(1.53)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(5,785)	3,787,170	$(1.53)

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Six Months Ended June 30, 2011
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(3,772)	$1,396	$(2,376)
Plus: reclassification adjustment for gains (losses) realized in net income	2,561	(948)	1,613
Net unrealized gains (losses) on securities	(1,211)	448	(763)
Other comprehensive loss	$(1,211)	$448	$(763)

	Six Months Ended June 30, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(140)	$52	$(88)
Plus: reclassification adjustment for gains (losses) realized in net income	122	(46)	76
Net unrealized gains (losses) on securities	(18)	6	(12)
Other comprehensive loss	$(18)	$6	$(12)

	Three Months Ended June 30, 2011
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$194	$(72)	$122
Plus: reclassification adjustment for gains (losses) realized in net income	746	(276)	470
Net unrealized gains (losses) on securities	940	(348)	592
Other comprehensive loss	$940	$(348)	$592

	Three Months Ended June 30, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$708	$(262)	$446
Plus: reclassification adjustment for gains (losses) realized in net income	43	(16)	27
Net unrealized gains (losses) on securities	751	(278)	473
Other comprehensive loss	$751	$(278)	$473

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 6 -  INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of June 30, 2011, all securities were classified as available-for-sale.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2011
Government-sponsored enterprises	$15,992	$—	$386	$15,606
Mortgage-backed securities	49,730	170	1,174	48,726
Obligations of state and local governments	18,146	231	232	18,145

Total	$83,868	$401	$1,792	$82,477

December 31, 2010
Government-sponsored enterprises	$55,661	$372	$1,072	$54,961
Mortgage-backed securities	187,649	3,313	1,878	189,084
Obligations of state and local governments	22,060	173	1,088	21,145

Total	$265,370	$3,858	$4,038	$265,190

The following is a summary of maturities of securities available-for-sale as of June 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one year but within five years	401
Due after five years but within ten years	14,803
Due after ten years	67,273

Total	$82,477

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

Securities Available for Sale

			June 30, 2011
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$15,606	$387	$—	$—	$15,606	$387
Mortgage-backed securities	20,527	462	21,739	712	42,266	1,174
Obligations of state and local governments	9,483	231	—	—	9,483	231

Total	$45,616	$1,080	$21,739	$712	$67,355	$1,792

			December 31, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Government-sponsored enterprises	$43,222	$1,072	$—	$—	$43,222	$1,072
Mortgage-backed securities	58,691	1,537	8,459	341	67,150	1,878
Obligations of state and local governments	13,164	1,088	—	—	13,164	1,088

Total	$115,077	$3,697	$8,459	$341	$123,536	$4,038

At June 30, 2011, the Bank had nine individual securities, or 26.36% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At June 30, 2011 and 2010, investment securities with a book value of $63,679,000 and $139,804,000, respectively, and a market value of $62,597,000 and $141,420,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of June 30, 2011 were $2,824,000 and gross realized losses were $263,000.

NOTE 7 - LOAN PORTFOLIO

The following table sets forth the composition of the loan portfolio by category at June 30, 2011 and December 31, 2010 and highlights the Company’s historic emphasis on mortgage lending.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate - construction and land development	$72,862	$90,064
Real estate - other	252,245	262,131
Agricultural	14,056	10,679
Commercial and industrial	45,769	54,693
Consumer	10,131	12,446
Other, net	80	524
	$395,143	$430,537

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.28% of our loan portfolio at June 30, 2011.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  Commercial real estate loans declined $15.8 million (9.47%) as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2011.  There are no foreign loans, and agricultural loans, as of June 30, 2011, were $14,056,000 or 3.56%, of our loan portfolio.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	Six months ended June 30,
	2011	2010
Balance, January 1	$14,489	7,525
Provision for loan losses for the period	17,615	11,412
Net loans charged-off for the period	(10,988)	(6,169)

Balance, end of period	$21,116	$12,768

Gross loans outstanding, end of period	$395,143	$472,895
Allowance for Loan Losses to loans outstanding	5.34%	2.70%

The following chart details the activity within our allowance for loan losses as of June 30, 2011 and December 31, 2010:

June 30, 2011		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	2,075	6,576	46	2,934	11,631
Recoveries	20	419	17	188	644
Provisions	2,663	10,551	94	4,307	17,615
Ending balance	$2,429	$11,631	$196	$6,860	$21,116

Ending balances:
Individually evaluated for impairment	$953	$7,959	$88	$3,886	$12,886

Collectively evaluated for impairment	$1,476	$3,672	$108	$2,974	$8,230

Total	$2,429	$11,631	$196	$6,860	$21,116

Loans receivable:

Ending balance - total	$59,929	$212,176	$10,131	$112,907	$395,143

Ending balances:
Individually evaluated for impairment	$4,658	$47,537	$138	$19,857	$72,190

Collectively evaluated for impairment	$55,271	$164,639	$9,993	$93,050	$322,953

Total	$59,929	$212,176	$10,131	$112,907	$395,143

December 31, 2010		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Other	Total
Allowance for loan losses:

Beginning balance	$956	$2,916	$217	$3,240	$196	$7,525
Charge-offs	2,396	8,092	222	5,988	28	16,726
Recoveries	181	185	32	205	3	606
Provisions	2,309	12,228	104	7,842	601	23,084
Ending balance	$1,050	$7,237	$131	$5,299	$772	$14,489

Ending balances:
Individually evaluated for impairment	$862	$4,446	$—	$2,652	$—	$7,960

Collectively evaluated for impairment	$188	$2,791	$131	$2,647	$772	$6,529

Total	$1,050	$7,237	$131	$5,299	$772	$14,489

Loans receivable:

Ending balance - total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

Ending balances:
Individually evaluated for impairment	$3,089	$45,412	$46	$20,621	$—	$69,168

Collectively evaluated for impairment	$51,604	$121,402	$12,400	$164,760	$11,203	$361,369

Total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

The following chart details the breakdown of the loan portfolio as of June 30, 2011 and December 31, 2010 by its performance within the portfolio:

June 30, 2011	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans
(Dollars in thousands)	Past Due	Past Due	Loans	Due	Current	Receivable

Commercial	$908	$22	$2,601	$3,531	$56,294	$59,825
Commercial real estate:
Construction	1,857	586	12,981	15,424	57,438	72,862
Other	1,656	3,669	3,374	8,699	130,615	139,314
Real Estate:
Other	1,722	2,819	11,143	15,684	97,057	112,741
Consumer:
Other	270	27	100	397	8,816	9,213
Revolving credit	15	1	—	16	902	918
Other	—	—	—	—	270	270
Total	$6,428	$7,124	$30,199	$43,751	$351,392	$395,143

Dec 31, 2010	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans
(Dollars in thousand)	Past Due	Past Due	Loans	Due	Current	Receivable

Commercial	$710	$51	$966	$1,727	$52,966	$54,693
Commercial real estate:
Construction	3,544	1,351	15,029	19,924	70,140	90,064
Other	1,951	56	1,107	3,114	73,636	76,750
Real Estate:
Other	3,484	876	6,960	11,320	174,061	185,381
Consumer:						—
Other	251	24	6	281	11,206	11,487
Revolving credit	1	1	—	2	957	959
Other	—	9	1,129	1,138	10,065	11,203
Total	$9,941	$2,368	$25,197	$37,506	$393,031	$430,537

The following chart details our nonperforming loans, by collateral, as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	2011	2010

Commercial	$2,601	$2,095

Commercial real estate:
Construction	12,981	15,029
Other	3,374	1,107

Consumer:
Other	100	6
Revolving Credit Plans	—	—

Residential	11,143	6,960

Other	—	—
Total	$30,199	$25,197

Credit Risk Management

Another method used to monitor the loan portfolio is credit grading.  Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers.  The management of credit risk involves the processes of loan underwriting and loan administration.  The Company seeks to manage credit risk through a strategy of making loans within the Company’s primary marketplace and within the Company’s limits of expertise.  Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  A continuation of the economic downturn could result in a further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have a negative impact on our business.  Additionally, since real estate has historically been considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company’s loans are collateralized by real estate.  Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans.  The cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment  The Company also seeks to limit total exposure to individual and affiliated borrowers.  The Company seeks to manage risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2011 and December 31, 2010.

June 30, 2011 (Dollars in thousands)	Real Estate — Other	Commercial Real Estate	Commercial	Consumer	Total
Pass Loans	$77,317	$136,733	$47,777	$8,945	$270,772
Grade 1 — Minimal	—	—	2,616	1,392	4,008
Grade 2 — Modest	10,108	16,224	3,532	98	29,962
Grade 3 — Average	1,989	3,528	5,305	405	11,227
Grade 4 — Satisfactory	65,220	116,981	36,324	7,050	225,575
Grade 5 —Watch	3,396	2,809	1,885	663	8,753
Grade 6 — Special Mention	8,147	16,904	2,837	13	27,901
Grade 7 — Substandard	21,850	54,707	7,148	481	84,186
Grade 8 — Doubtful	2,022	1,129	373	7	3,531
Grade 9 — Loss	—	—	—	—	—
Total loans	$112,732	$212,282	$60,020	$10,109	$395,143

December 31, 2010 (Dollars in thousands)	Real Estate — Other	Commercial Real Estate	Commercial	Consumer	Total
Pass Loans	$80,422	$145,097	$51,286	$11,202	$288,007
Grade 1 — Minimal	—	—	4,023	1,573	5,596
Grade 2 — Modest	9.899	17,447	3,939	125	31,410
Grade 3 — Average	2,003	4,035	5,416	516	11,970
Grade 4 — Satisfactory	68,520	123,615	37,908	8,988	239,031
Grade 5 —Watch	3,781	2,736	1,969	845	9,331
Grade 6 — Special Mention	13,293	18,822	4,152	17	36,284
Grade 7 — Substandard	23,606	63,107	7,688	369	94,770
Grade 8 — Doubtful	1,032	298	802	13	2,145
Grade 9 — Loss	—	—	—	—	—
Total loans	$122,134	$230,060	$65,897	$12,446	$430,537

Loans graded one through four are considered “pass” credits.  As of June 30, 2011, approximately 68.53% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.”  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of June 30, 2011, we had loans totaling $36,654,000 on the watch list.  Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits.  At June 30, 2011, classified loans totaled $87,717,000, with $79,708,000 being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Any resultant shortfall is charged to provision for loan losses and is classified as a specific reserve.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

At June 30, 2011, impaired loans totaled $72,190,000, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  At June 30, 2011, the recorded investment in impaired loans was $72,190,000, compared to $39,575,000 at June 30, 2010.

The following chart details our impaired loans, which includes TDRs totaling $51,762,000 and $17,635,035, by category as of June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded	Related
(Dollars in thousands)	Investment	Allowance

Commercial Real Estate
Construction & Land Development	31,199	4,558
Other	16,338	3,807

Consumer	138	92

Residential
Home Equity Lines of Credit	1,238	338
Other	18,619	3,598

Commercial & Industrial	4,532	991

Other Loans	126	—

Total:
Commercial	4,532	991
Consumer	138	92
Residential	67,394	12,301
Other	126	—
	$72,190	$13,384

December 31, 2010	Recorded	Related
(Dollars in thousands)	Investment	Allowance

Commercial Real Estate
Construction & Land Development	35,213	4,417
Other	13,290	690

Consumer	46	—

Residential
Home Equity Lines of Credit	472	—
Other	16,949	1,991

Commercial	3,198	862

Total:
Commercial	3,198	862
Consumer	46	—
Residential	65,924	7,098
	$69,168	$7,960

NOTE 8 — OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of year	$16,891	6,432
Additions	7,473	18,480
Sales proceeds	(7,144)	(4,556)
Net loss and/or write-downs	(1,033)	(3,465)
Balance, end of period	$16,187	$16,891

NOTE 9 — DEPOSITS

As of June 30, 2011, total deposits decreased by $113,441,000, or 18.04%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $41,939,000 from $197,067,000 at December 31, 2010. Expressed in percentages, noninterest-bearing deposits increased 7.10% and interest-bearing deposits decreased 19.66%.

Due to the Consent Order, which the Bank entered into on February 11, 2011 (the “Consent Order”), with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”), we may not accept, renew or roll over brokered deposits.  As of June 30, 2011, we had brokered deposits of $67,865,000, as compared to $79,961,000 as of December 31, 2010.  The maturity of our brokered deposits is as follows:  $24,781,000 is scheduled to mature in 2012, $24,404,000 is scheduled to mature in 2013, $4,582,000 is scheduled to mature in 2014, and the remainder is scheduled to mature in 2015. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances, the Qwickrate CD market and federal funds lines of credit from correspondent banks.  We believe our liquidity sources are adequate to meet our liquidity needs.  See Note 13 — “Regulatory Matters,” for a more detailed description of our Consent Order.

Balances within the major deposit categories as of June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$40,971	$38,255
Interest-bearing demand deposits	42,540	42,348
Savings and money market deposits	162,829	203,774
Certificates of deposit	269,180	344,584
	$515,520	$628,961

NOTE 10 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at June 30, 2011:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
December 8, 2004	3.24%	$41	December 8, 2014	$5,000
September 4, 2008	3.60%	19	September 4,2018	2,000
September 8, 2008	3.45%	44	September 10, 2018	5,000
September 18, 2008	2.95%	39	September 18, 2018	5,000
August 20, 2009	3.86%	47	August 20, 2019	5,000

		$190		$22,000

Interest on all our FHLB borrowings is payable quarterly.  Initially, all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for our fixed rate advance dated August 20, 2009.   Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of June 30, 2011, $5,000,000 were fixed rate credits and $17,000,000 were convertible advances.

At June 30, 2011, the Company had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $17,364,000, our commercial real estate loans totaling approximately $31,065,000, our home equity lines of credit of $15,406,000, and our multifamily loans of $519,000.  We have also pledged our investment in FHLB stock of $5,637,000, which is included in nonmarketable equity securities, and $31,863,000 of our securities portfolio. The Company has $6,184,000 in excess borrowing capacity with the FHLB that we believe would be available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

During the six months ended June 30, 2011, the Bank prepaid $82,200,000 in FHLB advances with the proceeds from the sale of our securities portfolio. The prepayment of these FHLB advances resulted in a prepayment penalty of $2,554,000 in an effort by management to decrease the assets of the Bank to improve its capital position.

NOTE 11 — SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12,062,011.  The notes bear interest at the rate of 9% per annum payable semiannually on April 5th and October 5th, which was paid on April 5, 2011.  Thereafter and until their maturity ten years from the date of issuance, interest will accrue on the unpaid principal amount of the notes at the current Prime Rate, as published by the Wall Street Journal, plus 300 basis points; provided, that the rate shall not be less than 8.00% per annum or more than 12.00% per annum.  The subordinated notes have been structured to count as Tier 2 regulatory capital on a consolidated basis.

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $86,000 and $90,000 at June 30, 2011 and 2010, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $5,000 for the periods ended June 30, 2011 and 2010.

Due to diminishing cash available at the holding company level, the Company deferred interest payments on the

subordinated promissory notes due in April 2011 and on the trust preferred securities due in the first two quarters of 2011.   The Company also may be required to defer interest payments on the subordinated promissory notes and the trust preferred securities in the future given liquidity levels at the holding company.  In addition to other regulatory restrictions on dividends, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$37,623	$37,623	$12,191	$12,191
Federal funds sold	2,205	2,205	7,371	7,371
Investment securities available-for-sale	82,477	82,477	265,190	265,190
Nonmarketable equity securities	5,823	5,823	6,076	6,076
Loans and loans held-for-sale, net	389,479	391,527	431,185	431,862
Accrued interest receivable	3,053	3,053	4,476	4,476

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$246,340	$246,340	$284,377	$284,377
Certificates of deposit	269,180	269,478	344,584	347,415
Repurchase agreements	11,744	11,744	6,645	6,646
Advances from the Federal Home Loan Bank	22,000	22,697	104,200	105,850
Subordinated debentures	12,062	12,062	12,062	12,062
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,000	1,000	1,252	1,252

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$38,571	N/A	$42,491	N/A
Standby letters of credit	756	N/A	841	N/A

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan may be considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	$—	$48,726	$—
Government-sponsored agencies	—	15,606	—
Obligation of State & local governments	—	18,145	—
Loans held for sale	—	15,452	—
Total	$—	$97,929	$—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	$—	$189,084	$—
Government-sponsored agencies	1,000	53,960	—
Obligations of state & local governments	2,780	18,366	—
Loans held for sale	—	15,137	—
Total	$3,780	$276,547	$—

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of June 30, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$72,190
Other real estate owned	—	—	16,187
Total	$—	$—	$88,377

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$69,168
Other real estate owned	—	—	16,891
Total	$—	$—	$86,059

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivatives to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  As part of this strategy, the Company has entered into certain interest rate swap agreements, which are derivative financial instruments.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 13 — REGULATORY MATTERS

Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

On February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board.  The Consent Order conveys specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Regulatory Developments — Consent Order.”

Written Agreement with the Federal Reserve Bank of Richmond

On May 9, 2011, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”).  The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.  For additional information on the Written Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Regulatory Developments — Written Agreement.”

NOTE 14 — SUBSEQUENT EVENTS

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”), and the following:

•                  our efforts to raise capital or otherwise increase our regulatory capital ratios;

•                  the effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability;

•                  our ability to comply with the terms of the enforcement actions between our Company, Bank, and our regulatory authorities within the time frames specified, or our ability to comply with statutory obligations applicable to undercapitalized institutions under prompt corrective action or to comply with other regulatory requirements which could result in the imposition of further enforcement action imposing additional restrictions on our operations or placing the Bank into conservatorship or receivership at any time;

•                  the rate of delinquencies and amounts of loans charged-off;

•                  general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; the impact of a failure to increase the debt ceiling; and contractions or limited growth in consumer spending or consumer credit;

•                  reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

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

•                  changes occurring in business conditions and inflation;

•                  changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the present, the capital and credit markets have experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and, although we are unable to predict the longer-term impact, may have a long-term material and adverse effect on such markets and the participants therein.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including our Bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

The first six months of 2011 continue to reflect the tumultuous economic conditions which have negatively impacted our clients’ liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Baord of Governors of the Federal Reserve System (the “Federal Reserve”) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The weak economic conditions are expected to continue through the remainder of 2011. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

Recent Regulatory Developments

Consent Order

On February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board.   The Consent Order conveys specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  Prior to receipt of the Consent Order, the Bank’s Board of Directors and management adopted and began executing a proactive and aggressive strategic plan to address the matters described in the Consent Order.  A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital plan to the FDIC on July 15, 2011. However, the Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged an independent third party to assist the Bank in its efforts to raise common equity capital during the second half of 2011. Management believes that all capital requirements in the Consent Order will be achieved with the completion of a capital raise.

Within 60 days from the effective date of the Consent Order, the Bank shall submit to the supervisory authorities a written capital plan.	We believe we have complied with this provision of the Consent Order. Subsequently, the FDIC directed the Bank to revise the capital plan, which the Bank resubmitted on July 15, 2011.
Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Directors’ Committee.

We believe we have complied with this provision of the Consent Order. The Directors’ Committee meets monthly and each meeting includes reviews and discussions of all areas required in the Consent Order.

Develop, within 90 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.

We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to perform an assessment of the Bank’s staffing needs to ensure the Bank has an appropriate organizational structure with qualified management in place. The Board of Directors has reviewed all recommendations regarding the Bank’s organizational structure.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.
Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”

We believe we have complied with this provision of the Consent Order. The Bank is in full compliance with requirement to eliminate all loans classified “Loss” and reduce by 50% all assets classified “Doubtful” within 30 days of the Consent Order, and reduce all classified assets by specific percentages over a period of two years. As of June 30, 2011 classified assets have been reduced by 32%, which compares favorably to the requirement of the Consent Order that the Bank reduce the level of these classified assets by 25% by August 9, 2011. Management has allocated additional resources to the handling of non-accrual loans, loans in liquidation, and the disposition of OREO.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

We believe we have complied with this provision of the Consent Order.
Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets,	We believe we have complied with this provision of the Consent Order. The Bank is in full compliance with which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”.

requirement to eliminate all loans classified “Loss” and reduce by 50% all assets classified “Doubtful” within 30 days of the Consent Order, and reduce all classified assets by specific percentages over a period of two years. As of June 30, 2011 classified assets have been reduced by 32%, which compares favorably to the requirement of the Consent Order that the Bank reduce the level of these classified assets by 25% by August 9, 2011.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

We believe we have complied with this provision of the Consent Order. The Bank has engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management in implementing a more comprehensive lending and collection policy and more enhanced loan review.

Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

We believe we have complied with this provision of the Consent Order.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.

We believe we have complied with this provision of the Consent Order. As noted above, the Bank has engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management in implementing a more comprehensive lending and collection policy and more enhanced loan review.

Adopt, within 90 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.

We believe we have complied with this provision of the Consent Order. As noted above, the Bank has engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management in implementing a more comprehensive lending and collection policy and more enhanced loan review.

Review and update, within 90 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and

We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to assist management with a strategic plan to help restructure its balance sheet, increase capital ratios, return to profitability and maintain adequate liquidity.

profit planning with the funds management policy.
Review and update, within 90 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.

We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to assist management in its development of a strategic plan that achieves all requirements of the Consent Order. The strategic plan reflects the Bank’s plans to restructure its balance sheet, increase capital ratios, return to profitability, and maintain adequate liquidity. The Board of Directors has reviewed and adopted the Bank’s strategic plan.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.

We believe we have complied with this provision of the Consent Order.
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits.
Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.
Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the supervisory authorities.
Within 30 days of the effective date of the Consent Order, the Bank shall submit a written plan for eliminating its reliance on brokered deposits.	We believe we have complied with the provision of the Consent Order.

Within 60 days of the effective date of the Consent Order, the Bank shall adopt an employee compensation plan after undertaking an independent review of compensation paid to all of the Bank’s senior executive officers.

We believe we have complied with the provision of the Consent Order.
Within 90 days from the effective date of the Consent Order, the Bank shall prepare and submit its written strategic plan.

We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to assist management in its development of a strategic plan that achieves all requirements of the Consent Order. The strategic plan reflects the Bank’s plans to restructure its balance sheet, increase capital ratios, return to profitability, and maintain adequate liquidity. The Board of Directors has reviewed and adopted the Bank’s strategic plan.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board.  However, we believe we are currently in substantial compliance with the Consent Order except for the requirement to achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  However, should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

At June 30, 2011, the Bank was categorized as “undercapitalized.”  Our losses for 2010 and the first half of 2011 have adversely impacted our capital.  As a result, we have been pursuing a plan through which we intend to achieve the “well-capitalized” designation and have ceased to grow the Bank.  Our plan to increase our capital ratios as required by the Consent Order includes the sale of assets, reduction in total assets, reduction of overhead expenses, and reduction of dividends as the primary means of improving the Bank’s capital position, as well as raising additional capital at either the bank or the holding company level.  Pursuant to the requirements under the Consent Order, we submitted our capital plan to the FDIC for review.  The FDIC has directed us to revise the capital plan and, in addition, to develop a capital restoration plan, which we have resubmitted.  We anticipate that we will need to raise a material amount of capital to return the Bank to an adequate level of capitalization.  We note that there are no assurances that we will be able to raise this capital on a timely basis or at all.

The Bank is working diligently to improve asset quality and to reduce its investment in commercial real estate loans as a percentage of Tier 1 capital.  The Bank is reducing its reliance on brokered deposits and is committed to improving its capital position.

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

The Written Agreement contains provisions similar to those in the Bank’s Consent Order.  Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the FRB before undertaking any of the following activities:

•                  declaring or paying any dividends;

•                  directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank;

•                  making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities;

•                  directly or indirectly, incurring, increasing or guarantying any debt; and

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

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Federal Reserve regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

We believe we are currently in substantial compliance with the Written Agreement.

Going Concern Considerations

As discussed above in Note 2, the financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  Due to the Company’s financial results for 2010 and the two quarters ended June 30, 2011, and the other regulatory matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern.  Although the Company is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  See Note 2 for further discussion.

Recent Legislative Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

•                  On July 21, 2010, the U.S. President signed into law the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

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

•                  Eliminate the Office of Thrift Supervision (“OTS”) on July 21, 2011.  On that date, the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, became the primary federal regulator for federal thrifts.  In addition, on that date, the Federal Reserve began supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was May 16, 2011. Based on the program criteria, we did not participate in the SBLF.

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

•                  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Earnings Performance

During the first six months of 2011, the Bank has experienced declines in net interest income of $334,000, or 3.58%, over the comparable period in 2010.  The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $2,423,000, or 17.96%, due to the decrease in our average loan volume of $64,682,000 from its average volume of $495,377,000 at June 30, 2010. Also, in order to reduce the Bank’s assets, the Bank sold $164,431,000 in securities, which resulted in net gains on the sale of securities available-for-sale of $2,560,000. These gains on the sale of securities helped improve our noninterest income by $2,244,000, or 110.16%, to $4,281,000 at June 30, 2011. The Bank had an increase in noninterest expenses of $3,640,000, or 42.05%, which included penalties of $2,554,000 incurred in the prepayment of $82,200,000 in FHLB borrowings. Also, the Bank has incurred $1,033,000 in losses on the writedowns of our OREO. Due to the poor market conditions prevalent in our marketplace, during the first six months of 2011 we recorded $17,615,000 in provision for loan losses, an increase in $6,203,000, or 54.36%, over the same period in 2010. Because of the combination of the above factors, the Bank experienced a net loss of $16,645,000 for the first six months of 2011, an increase of $7,933,000, from the comparable period in 2010. The above resulted in a loss per share of $4.56 for the six months ended June 30, 2011 as compared to loss per share of $1.57 for the comparable period in 2010.  During the quarter ended June 30, 2011, losses per share were $2.45, compared to a loss per share of $1.53 per share for the same period in 2010.

Net Interest Income

For the six months ended June 30, 2011, net interest income was $8,985,000, a decrease of $334,000, or 3.58%, over the same period in 2010.  The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $2,423,000, or 17.96%, from $13,488,000 for the six months ended June 30, 2010 to $11,065,000 for the six months ended June 30, 2011.  This decrease was attributable to the significant decrease in the average volume of our loan portfolio from June 30, 2010 of $495,377,000 to $430,695,000 as of June 30, 2011 with only a slight decrease in its yield, and due to the loss of interest on nonaccrual loans.  Interest income on taxable securities totaled $2,731,000, a decrease of $155,000 over the first six months of 2010.  Our interest income on securities decreased due to management’s decision to decrease the portfolio during 2011 from a balance of $213,938,000 as of June 30, 2010 to $82,477,000 as of June 30, 2011 to help decrease the asset size of the Bank to help improve its capital position.  Interest expense for the six months ended June 30, 2011 was $5,275,000, compared to $7,187,000 for the same period in 2010, a decrease of $1,912,000, or 26.60%.  This decrease is attributable to our decrease in the amount of total deposits, which decreased from $628,961,000 at June 30, 2010 to $515,520,000 at June 30, 2011, and the cost of funding, which decreased from 2.07% as of June 30, 2010 to 1.66% as of June 30, 2011, particularly in the cost of our money market deposit accounts (MMDAs) as well as paydowns on FHLB borrowings and decreased average interest-bearing deposits.  The net interest margin realized on earning assets was 2.78% for the six months ended June 30, 2011, as compared to 2.57% for the six months ended June 30, 2010.  The interest rate spread increased from 2.49% at June 30, 2010 to 2.75% at June 30, 2011.

Net interest income increased slightly from $4,325,000 for the quarter ended June 30, 2010 to $4,376,000 for the quarter ended June 30, 2011.  This represents an increase of $51,000, or 1.18%.  Interest income from loans, including fees, decreased $1,234,000 to $5,395,000 for the quarter ended June 30, 2011 from $6,629,000 for the quarter ended June 30, 2010.  Interest expense decreased $1,443,000, or 38.61%, to $2,294,000 for the three months ended June 30, 2011, compared to $3,737,000 for the three months ended June 30, 2010.

The following is a six month ending average balance sheet for June 30, 2011 and 2010:

	Six months ended		Six months ended
	June 30, 2011		June 30, 2010
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$430,695	5.18%	$495,377	5.49%
Securities	203,239	3.12%	196,344	3.06%
Nonmarketable Equity Securities	6,383	0.76%	6,715	0.24%
Fed funds sold and other (incl. FHLB)	12,431	0.47%	32,183	0.18%
Total earning assets	$652,748	4.41%	$730,619	4.56%
Cash and due from banks	7,812		8,122
Allowance for loan losses	(15,048)		(8,094)
Premises & equipment	23,258		24,035
Other assets	39,081		30,157
Total assets	$707,851		$784,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,778	0.25%	$41,407	0.22%
Savings	180,830	0.75%	180,922	1.73%
CDs	313,677	1.78%	345,837	1.99%
Other borrowings	86,504	2.72%	122,850	3.12%
Subordinate debt	12,064	8.89%	3,614	4.58%
Junior subordinated debentures	6,186	2.67%	6,152	6.23%
Total interest-bearing liabilities	$642,039	1.66%	$700,782	2.07%
Non-interest deposits	41,414		36,438
Other liabilities	2,758		2,746
Stockholders’ equity	21,640		44,873
Total liabilities & equity	$707,851		$784,839

	Three months ended		Three months ended
	June 30, 2011		June 30, 2010
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$421,502	5.13%	$495,034	5.37%
Securities	149,699	3.33%	208,508	2.73%
Nonmarketable Equity Securities	6,340	1.01%	6,504	0.06%
Fed funds sold and other (incl. FHLB)	16,899	0.36%	29,384	0.20%
Total earning assets	$594,440	4.50%	$739,430	4.37%
Cash and due from banks	8,676		8,084
Allowance for loan losses	(15,436)		(8,401)
Premises & equipment	23,147		23,930
Other assets	38,323		32,555
Total assets	$649,150		$795,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,795	0.23%	$41,466	0.22%
Savings	167,141	0.62%	191,345	1.73%
CDs	301,697	1.69%	343,322	2.03%
Other borrowings	57,974	2.89%	120,527	3.05%
Subordinate debt	12,062	8.91%	8,470	9.00%
Junior subordinated debentures	6,186	3.50%	6,186	2.72%
Total interest-bearing liabilities	$587,855	1.51%	$711,316	2.11%
Non-interest deposits	41,675		37,930
Other liabilities	2,600		2,580
Stockholders’ equity	17,020		43,772
Total liabilities & equity	$649,150		$795,598

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $21,116,000 and $12,768,000, or 5.34% and 2.70% of total loans, as of June 30, 2011 and 2010, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the six months ended June 30, 2011 and 2010, the provision was $17,615,000 and $11,412,000, respectively.  For the quarter ended June 30, 2011, the provision charged to expense was $9,065,000 compared to $9,600,000 during the same quarter in 2010.  Although our second quarter 2011 provision was slightly less than the prior year, we are still experiencing deterioration of our loan portfolio.  During the six months ended June 30, 2011, the Bank recorded charge-offs of $11,631,000 and recoveries of $643,000.  Due to continued high levels of loan charge-offs and the current level of impaired loans, management recorded the additional provision for loan losses during the quarter ended June 30, 2011 in order to maintain the Bank’s loan loss reserves at a level believed, based on currently available information available, to be adequate to absorb probable future loan losses.

Primarily as a result of the current economic downturn, our provision for loan losses increased significantly for the six months ended June 30, 2011 over the same period ended June 30, 2011, and we recognize there may be further deterioration in our loan portfolio in the second half of 2011.  The Bank has had a history of good credit performance as measured by historical delinquency and charge-off rates. However, these historically satisfactory rates have been under pressure as the economy continues its extended downturn with respect to real estate values.  Many of our borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for us to fully recover the principal and interest owed.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

Due to the negative credit quality trend in our loan portfolio that developed in 2009 and that accelerated during 2010, we performed an expanded internal loan review during June and July 2010 and conducted a re-evaluation of our lending policy and credit procedures. To assist in this process, we contracted with an independent firm that specializes in bank loan reviews, to perform an independent review of our loan portfolio. During the final week of June 2010, they conducted an on-site detailed review of approximately $150 million in loans which represents approximately 30% of our then-existing loan portfolio. Their review focused on larger loans secured by real estate but also included a random sample of our smaller loans.  The independent firm also performed a loan review in February 2011 and a more comprehensive loan review in July 2011 to help assess the quality of our loan portfolio and identify the challenges that the Bank may face.

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

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternative source of repayment in the event of default by the borrower, and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. We determine the value of real estate collateral by using a current appraisal. When a real estate secured loan is added to the Bank’s watch list, we evaluate the adequacy of the existing appraisal.  If the appraisal is adequate, no new appraisal will be needed, but if the appraisal is inadequate or out of date, a new appraisal will be ordered.  For residential properties having a tax assessed value of $250,000 or greater, a new appraisal may also be required when title to a real estate parcel passes from a customer to the Bank.  The Bank will use the new appraisal in determining the appropriate asset value on the Bank’s financial statements.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.   Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2011 was $4,281,000, an increase of $2,244,000, or 110.16%, over the same period in 2010.  The increase of $2,244,000 is largely a result of gains on sale of securities, which increased $2,439,000, or 1999.18%, from $122,000 for the six months ended June 30, 2010 to $2,561,000 for the six months ended June 30, 2011.  This increase is a result of the sale of $164,431,000 in securities available-for-sale to help improve the capital position of the Bank. These gains were partially offset by decreases in other components of noninterest income. Noninterest income on gains on sale of residential loans in the secondary market decreased $104,000, or 24.30%, from $428,000 for the six months ended June 30, 2010 to $324,000 for the comparable period in 2011. The Bank also experienced decreases in other income of $108,000, or 67.50%, from $160,000 for the six months ended June 30, 2010 to $52,000 for the comparable period in 2011, due to the decline in fee income generated on the sale of the guaranteed portion of SBA loans.

For the quarter ended June 30, 2011, noninterest income increased $746,000, or 81.09%, over the same period in 2010.  This increase is primarily a result of gains on sale of securities of $746,000 for the three months ended June 30, 2011 as compared to $43,000 for the three months ended June 30, 2010.  There were also increases in brokerage commissions of $96,000, or 246.15%. There were also decreases in other income of $31,000, or 53.45%, due to the decline in fee income generated on the sale of the guaranteed portion of SBA loans. There were also in service charges on deposit accounts from $365,000 for the quarter ended June 30, 2010 to $343,000 for the quarter ended June 30, 2011.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future, which are reflected above in our discussion in the service charges on deposit accounts.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2011 was $12,296,000, an increase of $3,640,000, or 42.05%, over the six months ended June 30, 2010.  The primary basis for this rise was the increase in prepayment penalties on our FHLB borrowings of $2,554,000 during the six months ended June 30, 2011 as a result of the prepayment of $82,200,000 of FHLB borrowings. Management has made a concerted effort to decrease the assets of the Bank to help improve the capital position. The Bank also had an increase in its losses experienced on the sale or write-downs of its OREO properties in an amount of $904,000, or 700.78%, from $129,000 for the six months ended June 30, 2010 to $1,033,000 for the comparable period in 2011. There were also increases in other operating expenses of $457,000, or 26.43%, from $1,729,000 during the six months ended June 30, 2010 to $2,186,000 for the same period in 2011. This was a result of an increase in the expenses relating to our OREO, including legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on our elevated level of foreclosed properties.  Also, there was an increase in our FDIC insurance premiums of $722,000, or 137.26%, from $526,000 for the period ended June 30, 2010 to $1,248,000 for the comparable period in 2011 due to the increase in our composite rating.  However, there were some decreases in noninterest expenses.  Salaries and employee benefits decreased $882,000, or 18.50%, to $3,886,000 for the six months ended June 30, 2011 from $4,768,000 for the comparable period in 2010 as a result of the reduction in personnel to help reduce expenses.

For the quarter ended June 30, 2011, we incurred $5,946,000 in noninterest expense, an increase of $1,631,000, or 37.80%, over the same period in 2010. The primary basis for the increase in noninterest expense was the increase in prepayment penalties on our FHLB borrowings of $1,242,000 during the three months June 30, 2011 as a result of the prepayment of $26,200,000 of FHLB borrowings during the second quarter of 2011. There were also increases in losses experienced in the sale or writedown on our OREO properties of $250,000 from $27,000 for the three months ended June 30, 2010 to $277,000 for the comparable period in 2011. There were decreases in noninterest expenses as well. Salaries and employee benefits decreased $406,000, or 17.52%, from $2,318,000 for the quarter ended June 30, 2010 to $1,912,000 for the quarter ended June 30, 2011.  This decrease is the result of a reduction in personnel to help reduce expenses.  Marketing expenses decreased $80,000, or 70.18%, to $34,000 for the quarter ended June 30, 2011 from $114,000 for the comparable period in 2010 due to more focused effort in this area.  FDIC insurance premiums increased $461,000, or 174.62%, from $264,000 for the quarter ended June 30, 2010 to $725,000 for the quarter ended June 30, 2011 due to our increased risk profile.

Income Taxes

Despite a net loss before income tax, the increase in tax expense for the quarter ended June 30, 2011 was a result of the company providing for a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely that not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at June 30, 2011 will not be realized, and accordingly, has established a full valuation allowance in the amount of $13,916,000.

Assets and Liabilities

During the six months ended June 30, 2011, management conducted a restructuring of the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans, investment securities and other assets. Total assets decreased $213,251,000, or 27.08%, when compared to December 31, 2010.  The primary reason for the significant decrease in assets was due to a decrease in securities available-for-sale of $182,713,000 during the period ended June 30, 2011.  Total deposits decreased $113,441,000, or 18.04%, from the December 31, 2010 balance of $628,961,000.  Within the deposit area, interest-bearing deposits decreased $116,157,000, or 19.66%, and noninterest-bearing deposits increased $2,716,000, or 7.10%, during the period ended June 30, 2011.  Total deposits decreased during the first half of 2011 as a result of decreasing interest rates and marketing efforts so it can achieve its goal of reducing its assets to improve our capital position.  In addition, advances from the FHLB decreased by $82,200,000.  Proceeds from the sale of securities were used to payoff FHLB advances.

Investment Securities

Investment securities available-for-sale decreased from $265,190,000 at December 31, 2010 to $82,477,000 at June 30, 2011 as a result of management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  This represents a decrease of $182,713,000, or 68.90%, from December 31, 2010 to June 30, 2011.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2011 and December 31, 2010.

Investment Securities Portfolio Composition

(Dollars in thousands)	June 30, 2011	December 31, 2010

Government-Sponsored Enterprises	$15,606	$54,961
Obligations of state and local governments	18,145	21,145
Mortgage-backed securities	48,726	189,084
Nonmarketable equity securities	5,823	6,076

Total securities	$88,300	$271,266

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
June 30, 2011	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After five years but within ten years	7,327	3.21%
After ten years	8,279	3.66%
	15,606	3.45%

Obligations of states and local government due:
After five years but within ten years	5,719	3.51%
After ten years	12,426	3.96%
	18,145	3.81%

Mortgage-backed securities	48,726	3.30%

Nonmarketable equity securities	5,823

	$88,300	3.44%

Loans

Net loans decreased $42,021,000, or 10.10%, from December 31, 2010 to June 30, 2011 as a result of not renewing certain loans, loan charge-offs and the transfer of problem loans to OREO. Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate - construction and land development	$72,862	$90,064
Real estate - other	252,245	262,131
Agricultural	14,056	10,679
Commercial and industrial	45,769	54,693
Consumer	10,131	12,446
Other, net	80	524
	$395,143	$430,537

The following table presents the Company’s rate sensitivity of its loan portfolio, including its loans held for sale, at each of the time intervals indicated for the period ended June 30, 2011 and December 31, 2010 and may not be indicative of the Company’s rate sensitivity at other points in time:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$154,255	$176,258
Over one through three months	24,287	30,798
Over three through twelve months	50,184	60,052
Over twelve months	181,869	178,567
	$410,595	$445,675

The rate characteristics of our loan portfolio consist of $124,792,000, or 31.58%, of floating interest rates and $270,351,000, or 68.42%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  The provision charged to expense was $17,615,000 for the six months ended June 30, 2011 compared to $11,412,000 for the comparable period in 2010.  For the quarter ended June 30, 2011, we had provision charged to expense of $9,065,000 compared to $9,600,000 for the comparable period in 2010.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio based on the information then available to management.  The provision for loan losses is based on management’s periodic evaluation of the composition of the loan portfolio, review of all past due and nonperforming loans, review of historical loan charge-offs and recoveries, evaluation of prevailing economic conditions, and other relevant factors.  In evaluating the loan portfolio, management identifies loans believed to be impaired.  Impaired loans are those not likely to be repaid as to principal and interest in accordance with the term of the loan agreement.  Impaired loans are reviewed individually by management and the net present value of the collateral is estimated.  Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral.  In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of pools of loans with similar risk characteristics by application of a historical loss factor for each loan pool.  The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio.  These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management.  This component of the allowance for loan losses includes additional estimated reserves for trends in loan delinquencies, impaired loans, charge-offs and recoveries, and economic trends and conditions.

The Company engaged the services of an independent firm in 2010 to assist management in achieving the desired improvement in the credit quality of the loan portfolio.  The firm performed independent reviews of samples of the loan portfolio in July 2010 and in February 2011, and they are scheduled to perform another review in July, 2011.  At the conclusion of each review, the firm reviews their findings and recommendations with management and subsequently provides a report to the Board of Directors.  The firm assisted management with creation of a new and more thorough Credit Risk Management policy, which was adopted by the Board of Directors in April 2011.  In addition, the firm has been instrumental in assisting management with an improved methodology of administering the Company’s watch loan process and reports.  The firm has also assisted management with the implementation of a model and procedures designed to ascertain that the Company’s calculation of its ALLL is accurate and that the ALLL balance is adequate.

The Company has accomplished the reduction in the size of its loan portfolio through normal repayments of loans in accordance with contractual terms, charging off loans deemed uncollectible, the sale of loan participations and efforts designed to avoid funding new loans in sectors of the portfolio in which excessive concentrations already exist.  For example, the Company does not presently consider for approval any request for a new loan to finance the purchase of or be collateralized by non-owner-occupied commercial real estate.  The fact that loans demand has been reduced considerably within the Company’s market area has also assisted the Company in its efforts to reduce the size of its loan portfolio.

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Loans: Nonaccrual loans	$30,199	$25,197

Loans identified by the internal review mechanism:
Criticized	$36,654	$45,615
Classified	$87,717	$96,915

Activity in the Allowance for Loan Losses is as follows:

	Six months ended June 30,
(Dollars in thousands)	2011	2010
Balance, January 1	$14,489	$7,525
Provision for loan losses for the period	17,615	11,412
Net loans charged-off for the period	(10,988)	(6,169)

Balance, end of period	$21.116	$12,768

Gross loans outstanding, end of period	$395,143	$472,895
Allowance for Loan Losses to loans outstanding	5.34%	2.70%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

Deposits

Our primary source of funds for loans and investments is our deposits.  The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits.  As of June 30, 2011, we had brokered deposits of $67,865,000, representing 13.16% of our total deposits as compared to $79,961,000, representing 12.95% of our total deposits as of June 30, 2010.  As of June 30, 2011, total deposits had decreased by $113,441,000, or 18.04%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $41,939,000 to $155,128,000 at June 30, 2011.  Expressed in percentages, noninterest-bearing deposits increased 7.10% and interest-bearing deposits decreased 19.66%.  Total deposits decreased during the first six months of 2011 as a result of management decreasing interest rates and marketing efforts so it can reduce deposits.

We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of June 30, 2011, we had brokered deposits of $67,865,000, as compared to $79,961,000, as of December 31, 2010.  Of the brokered deposits we held at June 30, 2011, $24,781,000 are scheduled to mature in 2012, $24,404,000 are scheduled to mature in 2013, $4,582,000 are scheduled to mature in 2014, and the remainder are scheduled to mature in 2015.  We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. We believe our liquidity sources are adequate to meet our needs for at least the next 12 months, but if we are unable to meet our liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011		December 31, 2010
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$41,414	0.00%	$39,546	0.00%
Interest-bearing transaction accounts	42,778	0.25%	41,316	0.26%
Money market and other savings accounts	180,830	0.75%	196,559	1.60%
Time deposits	313,677	1.78%	340,385	2.00%
Total deposits	$578,699	1.22%	$617,806	2.03%

At June 30, 2011 and December 31, 2010, the scheduled maturities of time deposits were as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$20,552	$34,999
Over one through three months	30,227	50,222
Over three through twelve months	121,111	133,820
Over twelve months	97,290	125,543
	$269,180	$344,584

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance
June 30, 2011
Advances from Federal Home Loan Bank	$112,200	$77,693	3.39%	$22,000

December 31, 2010
Advances from Federal Home Loan Bank	$118,800	$110,862	2.58%	$104,200

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $6,184,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. However, as a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk.  Thus, we can make no assurances that this funding source will continue to be available to us.

During the six months ended June 30, 2011, the Bank prepaid $82,200,000 in FHLB advances with the proceeds from the sale of our securities portfolio. The prepayment of these FHLB advances resulted in a prepayment penalty of $2,554,000 in an effort by management to decrease the assets of the Bank to improve its capital position.

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

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $86,000 and $90,000 at June 30, 2011 and 2010, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $5,000 for the periods ended June 30, 2011 and 2010.

Due to diminishing cash available at the holding company level, the Company deferred interest payments on the subordinated promissory notes due in April 2011 and on the trust preferred securities due in the first two quarters of 2011.  The Company also may be required to defer interest payments on the subordinated promissory notes and the trust preferred securities in the future given liquidity levels at the holding company.  In addition to other regulatory restrictions on dividends, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 69.63% at June 30, 2011 and 56.79% at December 31, 2010.

Unpledged securities available-for-sale, which totaled $19,880,000 at June 30, 2011, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one to seven days.  At June 30, 2011, unused lines of credit totaled $15,000,000, which the lender has required to be secured with securities as collateral.  These lines are available for general corporate purposes but may be terminated at any time based on our financial condition.   Included in this amount is a line of credit for $5,000,000 that is no longer in existence subsequent to June 30, 2011.  We can make no assurances that these funding sources will continue to be available to us.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.

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

We believe our liquidity sources are adequate to meet our needs for at least the next 12 months.  However, if we are unable to meet our liquidity needs, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2011, we had issued commitments to extend credit of $38,571,000 and performance letters of credit of $756,000 through various types of commercial lending arrangements. At December 31, 2010, we had issued commitments to extend credit of $42,491,000 and standby letters of credit totaled $841,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$871	$2,656	$17,487	$21,014	$17,557	$38,571
Standby letters of credit	148	12	404	564	192	756
Totals	$1,019	$2,668	$17,891	$21,578	$17,749	$39,327

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity decreased from $26,499,000 at December 31, 2010 to $4,093,000 at June 30, 2011. The decrease of $22,406,000 is primarily attributable to the net loss during the six months of $21,643,000.  In addition, shareholders’ equity was negatively impacted by the change in fair market value on securities available-for-sale, which decreased $763,000, or 675.22%.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Return on average assets	$(3.06)%	(2.17)%
Return on average equity	(100.01)%	(41.93)%
Equity to assets ratio	3.06%	5.18%

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

To be considered “well-capitalized,” the Company and the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under these capital guidelines, the Company and the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%.  Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10% by July 10, 2011.  In addition, regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
The Company
Total capital (to risk-weighted assets)	$9,938	2.23%	$35,660	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	4,969	1.11%	17,830	4.00%	N/A	N/A
Tier 1 capital (to average assets)	4,969	0.77%	25,966	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$27,127	6.09%	$35,664	8.00%	$44,580	10.00%
Tier 1 capital (to risk-weighted assets)	21,363	4.79%	17,832	4.00%	(1)	(1)
Tier 1 capital (to average assets)	21,363	3.29%	25,952	4.00%	51,905	8.00%
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$51,138	10.05%	$40,726	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	32,612	6.41%	20,363	4.00%	N/A	N/A
Tier 1 capital (to average assets)	32,612	4.10%	31,787	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$47,720	9.38%	$40,721	8.00%	$50,901	10.00%
Tier 1 capital (to risk-weighted assets)	41,257	8.11%	20,360	4.00%	(1)	(1)
Tier 1 capital (to average assets)	41,257	5.10%	32,353	4.00%	64,707	8.00%

(1) Minimum capital amounts and ratios presented as of June 30, 2011 and December 31, 2010, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of June 30, 2011 and December 31, 2010, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

At June 30, 2011, the Bank was categorized as “undercapitalized” and the Company was categorized as “significantly undercapitalized.”  Our losses for 2010 and the first half of 2011 have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order that we entered into with the FDIC and the Sate Board on February 10, 2011.  In addition, the Consent Order requires us to achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. We did not meet that requirement and, as a result, submitted a revised capital plan to the FDIC on July 15, 2011.  If we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC.  Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.