Form 10-K/A
period 2010-12-31
HCSB FINANCIAL CORP
filed 2011-08-31
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- For the fiscal year ended December 31, 2010

Commission File Number:  000-26995

HCSB FINANCIAL CORPORATION

(Name of small business Issuer in its charter)

South Carolina	57-1079444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3640 Ralph Ellis Boulevard
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, initially filed with the Securities Exchange Commission on March 30, 2011 (the “Original Filing”), amends and restates the Signatures page of the Original Filing solely to include the Principal Financial and Accounting Officer as required by General Instruction D(2)(a) of Form 10-K.

Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: August 31, 2011	By:	/s/ James R. Clarkson
James R. Clarkson, President
& Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	*	Date: August 31, 2011
Michael S. Addy, Director

	*	Date: August 31, 2011
Johnny C. Allen, Director

	*	Date: August 31, 2011
Clay D. Brittain, III, Director

	*	Date: August 31, 2011
D. Singleton Bailey, Director

	*	Date: August 31, 2011
Franklin C. Blanton, Director

	/s/ James R. Clarkson	Date: August 31, 2011
James R. Clarkson, Director, President &
Chief Executive Officer

	*	Date: August 31, 2011
Larry G. Floyd, Director

	*	Date: August 31, 2011
Tommie W. Grainger, Director

	/s/ Edward L. Loehr, Jr.	Date: August 31, 2011
Edward L. Loehr, Jr., Chief Financial
Officer (Principal Financial & Accounting Officer)

	*	Date: August 31, 2011
Gwyn G. McCutchen, Director

	*	Date: August 31, 2011
T. Freddie Moore, Director

	*	Date: August 31, 2011
Carroll D. Padgett, Jr., Director

*By:	/s/ James R. Clarkson	Date: August 31, 2011
James R. Clarkson
Attorney-in-Fact