Form 10-K/A
period 2010-12-31
HCSB FINANCIAL CORP
filed 2011-11-07
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) was initially filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2011.  Amendment No. 1 on Form 10-K/A to the Form 10-K was subsequently filed with the Commission on August 31, 2011 solely to amend and restate the Signatures page of the Form 10-K to include the Company’s Principal Financial and Accounting Officer as required by General Instruction D(2)(a) of Form 10-K.  This Amendment No. 2 on Form 10-K/A to the Form 10-K is now being filed with the Commission solely to amend and restate the Signatures page of the Form 10-K and include updated certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Item 601(b)(31) and (32) of Regulation S-K.

Except as set forth above, the Company’s Form 10-K for the fiscal year ended December 31, 2010 has not been amended, updated or otherwise modified.  Neither Amendment No. 1 nor this Amendment No. 2 reflect events occurring after March 31, 2011, the date of Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: November 7, 2011	By:	/s/ James R. Clarkson
James R. Clarkson, President
& Chief Executive Officer

In accordance with the Exchange Act, this Amendment No. 2 to the Company’s Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ *	Date: November 7, 2011
Michael S. Addy, Director

By:	/s/ *	Date: November 7, 2011
Johnny C. Allen, Director

By:	/s/ *	Date: November 7, 2011
Clay D. Brittain, III, Director

By:	/s/ *	Date: November 7, 2011
D. Singleton Bailey, Director

By:	/s/ *	Date: November 7, 2011
Franklin C. Blanton, Director

By:	/s/ James R. Clarkson	Date: November 7, 2011
James R. Clarkson, Director, President &
Chief Executive Officer (Principal Executive Officer)

By:	/s/ *	Date: November 7, 2011
Larry G. Floyd, Director

By:	/s/ *	Date: November 7, 2011
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: November 7, 2011
Edward L. Loehr, Jr., Chief Financial
Officer (Principal Financial & Accounting Officer)

By:	/s/ *	Date: November 7, 2011
Gwyn G. McCutchen, Director

By:	/s/ *	Date: November 7, 2011
T. Freddie Moore, Director

By:	/s/ *	Date: November 7, 2011
Carroll D. Padgett, Jr., Director

* By:	/s/ James R. Clarkson	Date: November 7, 2011
James R. Clarkson
Attorney-in-Fact

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.