Form 10-Q
period 2011-09-30
HCSB FINANCIAL CORP
filed 2011-11-08
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of November 8, 2011.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	35,508	12,191
Federal funds sold	—	7,371
Total cash and cash equivalents	35,508	19,562
Securities available-for-sale	80,855	265,190
Nonmarketable equity securities	4,936	6,076
Total investment securities	85,791	271,266
Loans held for sale	18,091	15,137

Loans receivable	373,356	430,537
Less allowance for loan losses	(19,675)	(14,489)
Loans, net	353,681	416,048

Premises and equipment, net	22,757	23,389
Accrued interest receivable	2,571	4,476
Cash value of life insurance	10,186	9,896
Other real estate owned	13,811	16,891
Other assets	2,034	10,776
Total assets	544,430	787,441

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	42,685	38,255
Interest-bearing transaction accounts	49,329	42,348
Money market savings accounts	135,367	197,067
Other savings accounts	7,394	6,707
Time deposits $100 and over	107,579	151,667
Other time deposits	151,241	192,917
Total deposits	493,595	628,961
Repurchase Agreements	7,030	6,646
Advances from the Federal Home Loan Bank	22,000	104,200
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,295	1,252
Other liabilities	1,790	1,635
Total liabilities	543,958	760,942
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and and outstanding 12,895 at September 30, 2011 and December 31, 2010	12,304	12,152
Common stock, $.01 par value; 10,000,000 shares authorized, 3,738,337 and 3,780,845 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	37	38
Capital surplus	30,224	30,787
Common stock warrants	1,012	1,012
Nonvested restricted stock	—	(564)
Retained deficit	(41,883)	(16,813)
Accumulated other comprehensive loss	(1,222)	(113)
Total shareholders’ equity	472	26,499
Total liabilities and shareholders’ equity	544,430	787,441

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest income
Loans, including fees	$16,194	$19,989	$5,129	$6,501
Investment securities:
Taxable	3,315	4,223	584	1,337
Tax-exempt	564	158	153	62
Nonmarketable equity securities	39	16	15	8
Other interest income	45	61	16	33
Total	20,157	24,447	5,897	7,941

Interest expense
Certificates of deposit $100,000 & over	1,687	2,116	494	686
Other deposits	3,189	5,503	892	1,920
Advances from the Federal Home Loan Bank	1,242	2,616	192	830
Other interest expense	1,110	765	375	377
Total	7,228	11,000	1,953	3,813
Net interest income	12,929	13,447	3,944	4,128
Provision for loan losses	20,175	15,511	2,560	4,099
Net interest income (loss) after provision for loan losses	(7,246)	(2,064)	1,384	29

Noninterest income
Service charges on deposit accounts	1,014	1,096	334	372
Credit life insurance commission	13	56	2	7
Gain on sale of mortgage loans	455	679	131	251
Other fees and commissions	312	276	99	85
Brokerage commission	307	194	105	73
Gain on sale of securities	2,621	192	60	70
Income from cash value life insurance	355	364	117	122
Other operating income	87	189	35	29
Total	5,164	3,046	883	1,009

Noninterest expense
Salaries and employee benefits	5,697	7,069	1,811	2,301
Occupancy expense	946	948	325	322
Advertising and marketing expense	126	285	32	88
Furniture and equipment expense	1,006	1,017	329	350
Prepayment penalties on FHLB borrowings	2,554	0	0	0
Gain/(loss) on sale of assets	(3)	21	0	7
Loss on sale/writedowns on OREO	2,517	1,382	1,484	1,253
FDIC insurance premiums	1,732	793	484	267
Other operating expenses	3,263	2,820	1,077	1,091
Total	17,838	14,335	5,542	5,679

Loss before income taxes	(19,920)	(13,353)	(3,275)	(4,641)
Income tax expense (benefit)	4,998	(4,654)	0	(1,624)
Net loss	$(24,918)	$(8,699)	$(3,275)	$(3,017)

Accretion of preferred stock to redemption value	152	142	51	48
Preferred dividends accrued	487	163	163	83
Net loss available to common shareholders	(25,557)	(9,004)	(3,489)	(3,148)

Basic net loss per share	$(6.83)	$(2.38)	$(0.93)	$(0.83)
Diluted net loss per share	$(6.83)	$(2.38)	$(0.93)	$(0.83)

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

For the Nine Months ended September 30, 2011 and 2010

(Unaudited)

(Dollars in thousands except	Common Stock		Common Stock	Preferred Stock		Nonvested Restricted	Capital	Retained Earnings	Accumulated other comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2009	3,787,170	$38	$1,012	12,895	$11,962	$(645)	$30,856	$1,291	$558	$45,072
Net loss for the period								(8,699)		(8,699)
Other comprehensive income, net of tax									1,201	1,201
Comprehensive loss										(7,498)
Accretion of preferred stock to redemption value					142			(142)		—
Payment of dividend on preferred stock								(483)		(483)
Stock compensation expense							12			12
Balance, Sept 30, 2010	3,787,170	$38	$1,012	12,895	$12,104	$(645)	$30,868	$(8,033)	$1,759	$37,103
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Net loss for the period								(24,918)		(24,918)
Other comprehensive loss, net of tax									(1,109)	(1,109)
Comprehensive loss										(26,027)
Accretion of preferred stock to redemption value					152			(152)		—
Termination of employee										—
Stock option plans	(42,508)	(1)	—	—	—	564	(563)	—	—	—
Balance, Sept 30, 2011	3,738,337	$37	$1,012	12,895	$12,304	$—	$30,224	$(41,883)	$(1,222)	$472

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	Sept 30, 2011	Sept 30,2010
Cash flows from operating activities:
Net loss	$(24,918)	$(8,699)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	771	795
Deferred income tax expense (benefit)	4,862	(232)
Provision for loan losses	20,175	15,511
Amortization less accretion on investments	(120)	763
Amortization of deferred loan costs	19	21
Originations from sales of loans held for sale	(21,801)	(34,628)
Sale or paydowns of loans	18,847	21,420
Stock compensation expense	—	12
Net gain on sale of securities available-for-sale	(2,621)	(192)
Net writedowns or sale of other real estate owned	2,517	1,382
Gain on sale of fixed assets	—	(4)
Increase in interest payable	43	174
Decrease in interest receivable	1,905	337
(Increase) decrease in other assets	4,531	(4,355)
Income (net of mortality cost) on cash value of life insurance	(290)	(303)
Increase in other liabilities	155	663
Net cash provided (used) by operating activities	4,075	(7,335)
Cash flows from investing activities:
Decrease in loans to customers	34,031	9,989
Purchases of securities available-for-sale	(16,581)	(164,368)
Maturities of securities available-for-sale	28,995	70,639
Proceeds from sale of other real estate owned	8,705	2,764
Proceeds from sales of securities available-for-sale	172,902	18,677
Proceeds from sales of premises and equipment	—	16
Redemptions (purchases) of nonmarketable equity securities	1,140	432
Purchases of premises and equipment	(139)	(227)
Net cash provided (used) by investing activities	229,053	(62,078)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	(49,602)	63,269
Net decrease in time deposits	(85,764)	(13,270)
Decrease in FHLB borrowings	(82,200)	(9,600)
Increase (decrease) in repurchase agreements	384	(1,220)
Dividend paid on preferred stock	—	(483)
Net increase in subordinated debentures	—	12,062
Net cash provided (used) by financing activities	(217,182)	50,758

Net increase (decrease) in cash and cash equivalents	15,946	(18,655)
Cash and cash equivalents, beginning of period	19,562	46,309
Cash and cash equivalents, end of period	35,508	$27,654

Cash paid during the period for:
Income taxes	$—	$—
Interest	$7,186	$8,662

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

NOTE 1 — BASIS OF PRESENTATION

HCSB Financial Corporation (the “Company,” which may be referred to as “we,” “us,” or “our”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”).  The Bank is a state chartered bank which commenced operations on January 4, 1988.  From our 13 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.  During the third quarter of 2011, the Bank closed its Covenant Towers branch located at Myrtle Beach.  All deposits were transferred to the Bank’s Myrtle Beach branch and the Bank does not expect any disruption of service in that market for its customers.

HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.  The operations of the Trust have not been consolidated in these financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2010 Annual Report.

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

As of February, 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulatory, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, in February, May and August 2011, the Company notified the U.S. Treasury of our deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6,000,000 of trust preferred securities of our deferral of a quarterly interest payments.  The amount of each of our quarterly interest payments was $161,000, and as of September 30, 2011, the Company had $487,000 accrued on our dividend payments due on our Series T Preferred Stock issued to the U.S. Treasury.  Because we have deferred these three payments, we are prohibited from paying any dividends on our common stock until all deferred payments have been made in full.  Prior to March 6, 2012, so long as the Treasury owns the 12,895 shares of Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury’s consent.  As a result of our financial condition and these restrictions on the Company, including the restrictions on our Bank’s ability to pay dividends to the Company, there was no stock dividend declared in January 2010 and January 2011.

NOTE 2 — GOING CONCERN

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2011. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2010 and the first nine months of 2011 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the economic downturn have been particularly severe during the last 24 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its

NOTE 2 – GOING CONCERN - continued

borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and the nine months of 2011. As of September 30, 2011, our nonperforming assets equaled $90,632,000, or 16.65% of assets, as compared to $86,386,000, or 10.93% of assets, as of December 31, 2010. In addition, our level of impaired loans increased to $76,821,000 at September 30, 2011 compared to $69,495,000 at December 31, 2010. For the nine months ended September 30, 2011, the Bank recorded a $20,175,000 provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of September 30, 2011. Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio for the remainder of 2011.  For the nine months ended September 30, 2011, we recorded net loan charge-offs of $14,989.000, or 3.57% of average loans, as compared to net loan charge-offs of $9,570,000, or 2.28% of average loans, for the nine months ended September 30, 2010.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”) on February 11, 2011 (the “Consent Order”), management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2011 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period. See Note 13 — “Regulatory Matters,” for a more detailed description of the Consent Order.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described below further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

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

There can be no assurances that the Company will be successful in its efforts to raise additional capital during the remainder of 2011, in 2012, or at all. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of September 30, 2011, our gross deferred tax asset was $12,342,000.  However, as of September 30, 2011, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for our deferred tax asset in the amount of $12,342,000.  This valuation allowance reflects management’s estimate that the deferred tax asset is not more-likely-than-not to be realized.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the year.  Diluted net income per share is computed based on net income divided by the weighted average number of common and potential common shares.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

and restricted stock awards.  Stock options that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 7 — “Loan Portfolio”.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are required beginning with this quarter ended September 30, 2011.  See Note 7 — “Loan Portfolio” for applicable disclosures.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.  See Note 13 — “Regulatory Matters” for additional discussions of Regulatory Matters.

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

NOTE 4 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Nine Months Ended September 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(25,557)	3,743,787	$(6.83)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(25,557)	$3,743,787	$(6.83)

NOTE 4 – EARNINGS (LOSSES) PER SHARE (continued)

	Nine Months Ended September 30, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(9,004)	3,787,170	$(2.38)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(9,004)	3,787,170	$(2.38)

	Three Months Ended September 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(3,489)	3,738,337	$(0.93)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(3,489)	3,738,337	$(0.93)

	Three Months Ended September 30, 2010
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(3,148)	3,787,170	$(0.83)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(3,148)	3,787,170	$(0.83)

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect:

	Nine Months Ended September 30, 2011
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(4,381)	$1,621	$(2,760)
Plus: reclassification adjustment for gains (losses) realized in net income	2,621	(970)	1,651
Net unrealized gains (losses) on securities	(1,760)	651	(1,109)
Other comprehensive (loss)/income	$(1,760)	$651	$(1,109)

NOTE 5 – COMPREHENSIVE INCOME (LOSS) (continued)

	Nine Months Ended September 30, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,716	$(636)	$1,080
Plus: reclassification adjustment for gains (losses) realized in net income	192	(71)	121
Net unrealized gains (losses) on securities	1,908	(707)	1,201
Other comprehensive gain	$1,908	$(707)	$1,201

	Three Months Ended September 30, 2011
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(609)	$225	$(384)
Plus: reclassification adjustment for gains (losses) realized in net income	60	(22)	38
Net unrealized gains (losses) on securities	(549)	203	(346)
Other comprehensive (loss) income	$(549)	$203	$(346)

	Three Months Ended September 30, 2010
	Pre-tax	(Expense)	Net-of-tax
(Dollars in thousands)	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,857	$(687)	$1,170
Plus: reclassification adjustment for gains (losses) realized in net income	70	(26)	44
Net unrealized gains (losses) on securities	1,927	(713)	1,214
Other comprehensive gain	$1,927	$(713)	$1,214

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 6 -  INVESTMENT PORTFOLIO

Investment securities available-for-sale decreased from $265,190,000 at December 31, 2010 to $80,855,000 at September 30, 2011 as a result of management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  This represents a decrease of $184,335,000, or 69.51%, from December 31, 2010 to September 30, 2011.

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of September 30, 2011, all securities were classified as available-for-sale.

NOTE 6 -  INVESTMENT PORTFOLIO  - (continued)

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2011
Government-sponsored enterprises	$22,511	$211	$—	$22,722
Mortgage-backed securities	47,508	202	2,921	44,789
Obligations of state and local governments	12,776	603	35	13,344
Total	$82,795	$1,016	$2,956	$80,855
December 31, 2010
Government-sponsored enterprises	$55,661	$372	$1,072	$54,961
Mortgage-backed securities	187,649	3,313	1,878	189,084
Obligations of state and local governments	22,060	173	1,088	21,145
Total	$265,370	$3,858	$4,038	$265,190

The following is a summary of maturities of securities available-for-sale as of September 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value
Due in less than one year	$0
Due after one year but within five years	325
Due after five years but within ten years	16,143
Due after ten years	64,387
Total	$80,855

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

Securities Available for Sale

			September 30, 2011
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	20,608	1,032	19,333	1,889	39,941	2,921
Obligations of state and local governments	1,760	35	—	—	1,760	35
Total	$22,368	$1,067	$19,333	$1,889	$41,701	$2,956

NOTE 6 -  INVESTMENT PORTFOLIO (continued)

			December 31, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored enterprises	$43,222	$1,072	$—	$—	$43,222	$1,072
Mortgage-backed securities	58,691	1,537	8,459	341	67,150	1,878
Obligations of state and local governments	13,164	1,088	—	—	13,164	1,088
Total	$115,077	$3,697	$8,459	$341	$123,536	$4,038

At September 30, 2011, the Bank had 21 individual securities, or 23.91% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At September 30, 2011 and 2010, investment securities with a book value of $34,748,000 and $149,706,000, respectively, and a market value of $34,535,000 and $152,213,000, respectively, were pledged to secure deposits.

Gross realized gains on sales of available-for-sale securities as of September 30, 2011 were $2,885,000 and gross realized losses were $264,000.

NOTE 7 - LOAN PORTFOLIO

The following table sets forth the composition of the loan portfolio by category at September 30, 2011 and December 31, 2010 and highlights the Company’s historic emphasis on mortgage lending.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate - construction and land development	$71,189	$90,064
Real estate - other	235,982	262,131
Agricultural	13,996	10,679
Commercial and industrial	42,275	54,693
Consumer	9,611	12,446
Other, net	303	524
	$373,356	$430,537

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.27% of our loan portfolio at September 30, 2011.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  Commercial real estate loans declined $3,284,000, or 2.17%,  as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2011 in accordance with our strategic plan.  There are no foreign loans, and agricultural loans, as of September 30, 2011, were $13,996,000, or 3.75%, of our loan portfolio.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

NOTE 7 - LOAN PORTFOLIO - (continued)

For the three months ended September 30, 2011, we recorded a provision for loan losses of $2,560,000 and net loan charge-offs of $4,001,000, as compared to provisions for loan losses of $9,065,000 and $8,550,000 and net loan charge-offs of $4,019,000 and $6,969,00 for the three months ended June 30 and March 31, 2011, respectively.  We believe that we have now located the majority of our problem assets, but we will continue to monitor our loan portfolio very carefully and work aggressively to reduce our problem assets.

To the extent our loan portfolio continues to stabilize and improve, we may reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.  A reduction in the allowance for loan losses would result in a lower provision for loans losses being recorded in future periods.  Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required.  Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed.  Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal.

NOTE 7 - LOAN PORTFOLIO - (continued)

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2011 and December 31, 2010.

							Recorded
September 30, 2011							Investments
(Dollars in	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
Thousands)	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing
Commercial	$451	$265	$2,501	$3,217	$53,158	$56,375	$—
Commercial real estate:
Construction	309	457	16,655	17,421	53,768	71,189	—
Other	171	6,296	5,573	12,040	116,578	128,618	—
Real Estate:
Other	2,017	1,252	11,424	14,693	92,671	107,364	—
Consumer:
Other	110	11	25	146	8,562	8,708	—
Revolving credit	1	—	1	2	901	903	—
Other	—	—	—	—	199	199	—
Total	$3,059	$8,281	$36,179	$47,519	$325,837	$373,356	$—

							Recorded
December 31, 2010							Investments
(Dollars in	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
Thousands)	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing
Commercial	$710	$51	$966	$1,727	$52,966	$54,693	$—
Commercial real estate:
Construction	3,544	1,351	15,029	19,924	70,140	90,064	—
Other	1,951	56	1,107	3,114	73,636	76,750	—
Real Estate:
Other	3,484	876	6,960	11,320	174,061	185,381	—
Consumer:
Other	251	24	6	281	11,206	11,487	—
Revolving credit	1	1	—	2	957	959	—
Other	—	9	1,129	1,138	10,065	11,203	—
Total	$9,941	$2,368	$25,197	$37,506	$393,031	$430,537	$—

At September 30, 2011 and December 31, 2010, there were nonaccrual loans of $36,179,000 and $25,197,000, respectively.  Foregone interest income related to nonaccrual loans equaled $1,877,000 and $1,285,000 for the nine months ended September 30, 2011 and 2010, respectively.  No interest income was recognized on nonaccrual loans during for the nine months ended September 30, 2011 and 2010.  At both September 30, 2011 and December 31, 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

NOTE 7 - LOAN PORTFOLIO - (continued)

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

NOTE 7 - LOAN PORTFOLIO - (continued)

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2011 and December 31, 2010.

September 30, 2011 (Dollars in thousands)	Real Estate – Other	Commercial Real Estate	Commercial	Consumer	Total
Grade 1 – Minimal	$—	$45	$2,316	$1,162	$3,523
Grade 2 – Modest	10,096	10,433	1,964	94	22,587
Grade 3 – Average	1,864	4,960	6,118	415	13,357
Grade 4 – Satisfactory	62,003	111,342	32,806	6,747	212,898
Grade 5 –Watch	4,001	1,725	1,516	602	7,844
Grade 6 – Special Mention	7,186	9,954	2,268	194	19,602
Grade 7 – Substandard	22,004	58,799	9,364	332	90,499
Grade 8 – Doubtful	210	2,548	288	—	3,046
Grade 9 – Loss	—	—	—	—	—
Total loans	$107,364	$199,806	$56,640	$9,546	$373,356

December 31, 2010 (Dollars in thousands)	Real Estate – Other	Commercial Real Estate	Commercial	Consumer	Total
Grade 1 – Minimal	$—	$—	$4,023	$1,573	$5,596
Grade 2 – Modest	9,899	17,447	3,939	125	31,410
Grade 3 – Average	2,003	4,035	5,416	516	11,970
Grade 4 – Satisfactory	68,520	123,615	37,908	8,988	239,031
Grade 5 –Watch	3,781	2,736	1,969	845	9,331
Grade 6 – Special Mention	13,293	18,822	4,152	17	36,284
Grade 7 – Substandard	23,606	63,107	7,688	369	94,770
Grade 8 – Doubtful	1,032	298	802	13	2,145
Grade 9 – Loss	—	—	—	—	—
Total loans	$122,134	$230,060	$65,897	$12,446	$430,537

NOTE 7 - LOAN PORTFOLIO - (continued)

Loans graded one through four are considered “pass” credits.  As of September 30, 2011, approximately 67.59% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.”  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of September 30, 2011, we had loans totaling $27,446,000 on the watch list.  Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits.  At September 30, 2011, classified loans totaled $93,545,000, with $83,562,000 being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

We identify impaired loans through its normal internal loan review process.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Any resultant shortfall is charged to provision for loan losses and is classified as a specific reserve.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Generally, we do also identify individual consumer and residential loans for impairment disclosures, however, it is our stated policy to individually evaluate for impairment all loans with a risk rating of 7 or higher that have an outstanding balance of $50,000 or greater, and all loans with a risk rating of 6 that have outstanding principal balance of $100,000 or greater.

NOTE 7 - LOAN PORTFOLIO - (continued)

At September 30, 2011, impaired loans totaled $76,821,000, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  At September 30, 2011, the recorded investment in impaired loans was $82,228,000, compared to $35,667,000 at September 30, 2010.

The following chart details our impaired loans, which includes TDRs totaling $51,546,000 and $40,522,000, by category as of September 30, 2011 and December 31, 2010:

		Unpaid		Average	Interest
September 30, 2011	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,420	$2,323	$—	$1,845	$70
Commercial real estate	19,316	17,725	—	19,349	573
Residential	6,045	6,009	—	5,953	152
Consumer	45	45	—	45	3
With an allowance recorded:
Commercial	3,473	3,014	983	2,904	64
Commercial real estate	34,636	32,346	6,221	32,900	368
Residential	16,293	15,359	4,348	14,397	219
Consumer	—	—	—	—	—
Total:
Commercial	5,893	5,337	983	4,749	134
Commercial real estate	53,952	50,071	6,221	52,250	941
Residential	22,338	21,368	4,348	20,350	371
Consumer	45	45	—	45	3
Total:	$82,228	$76,821	$11,552	$77,394	$1,449

		Unpaid		Average	Interest
December 31, 2010	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,270	$920	$—	$704	$—
Commercial real estate	19,383	18,865	—	14,955	117
Residential	5,862	5,016	—	3,727	13
Consumer	46	46	—	24	—
With an allowance recorded:
Commercial	2,335	2,250	849	1,552	2
Commercial real estate	31,164	30,059	5,640	27,782	102
Residential	12,500	12,439	2,088	8,327	48
Consumer	—	—	—	43	—
Total:
Commercial	3,605	3,170	849	2,256	2
Commercial real estate	50,547	48,824	5,640	42,737	219
Residential	18,362	17,455	2,088	12,054	61
Consumer	46	46	—	67	—
Total:	$72,560	$69,495	$8,577	$57,114	$282

NOTE 7 - LOAN PORTFOLIO - (continued)

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

With respect to restructured loans, we grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a  stated interest rate lower than the current market rate for new debt with similar risk.  We do not generally grant concessions through forgiveness of principal or accrued interest.  Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement.  These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.

Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans.  In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restricted agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, we have not restored any nonaccrual loan classified as a TDR to accrual status.  We believe that all of our modified loans meet the definition of a TDR.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  We did not identify any new TDRs during our assessment.  As noted below, all outstanding TDRs as of September 30, 2011 were restructured prior to the adoption of ASU 2011-02.  All loans restructured subsequent to adoption of ASU 2011-02 have resulted from financial difficulties experienced by borrowers and not from adopting the amendments of the accounting standard update.

NOTE 7 - LOAN PORTFOLIO - (continued)

The following is a summary of information pertaining to our TDRs:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonperforming TDRs	$24,705	$10,962
Performing TDRs:
Commercial	$3,013	$1,864
Commercial real estate - construction	$18,927	$20,584
Residential	$4,856	$7,112
Consumer	$45	$—
Total performing TDRs	$26,841	$29,560
Total TDRs	$51,546	$40,522

The following table summarizes loans that were modified during the periods indicated (dollars in thousands).

	For the nine months ended September 30, 2011			For the nine months ended September 30, 2011
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	27	$18,928	$18,928	20	$21,145	$18,919
Single-family residential	17	4,856	4,856	28	6,169	5,490
Commercial and industrial	25	3,122	3,012	2	296	296
Consumer	1	45	45	—	—	—
Total loans	70	$26,951	$26,841	50	$27,610	$24,705
Less: Commercial loans held for sale	—	—	—	—	—	—
Loans, gross	70	$26,951	$26,841	50	$27,610	$24,705

The following table summarizes how loans that were considered TDRs were modified during the periods indicated (dollars in thousands).

	For the year ended December 31, 2010			For the year ended December 31, 2010
	TDRs that are in compliance with the terms of the agreement			TDRs that have susbequently defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial Real Estate	28	$20,684	$20,584	7	$7,695	$7,695
Single-family residential	19	7,112	7,112	9	3,883	3,062
Commercial and industrial	10	1,864	1,864	3	277	205
Total loans	57	$29,660	$29,560	19	$11,855	$10,962
Less: Commercial loans held for sale	—	—	—	—	—	—
Loans, gross	57	$29,660	$29,560	19	$11,855	$10,962

NOTE 7 - LOAN PORTFOLIO - (continued)

The following chart details our impaired loans, which includes TDRs totaling $51,546,000, by category as of September 30, 2011:

		Unpaid
September 30, 2011	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

Commercial Real Estate
Construction & Land Development	30,400	29,128	4,559
Other	23,552	20,943	1,662

Consumer	45	45	—

Residential
Home Equity Lines of Credit	3,295	2,390	953
Other	19,943	18,978	3,395

Commercial & Industrial	5,893	5,337	983
Total:
Commercial	5,893	5,337	983
Commercial Real Estate	53,952	50,071	6,221
Residential	22,338	21,368	4,348
Consumer	45	45	—
	$82,228	$76,821	$11,552

During the three and nine months ended September 30, 2011, $18,769,000 nonaccrual loans that had previously been restructured, had payment defaults.

All TDRs are included in the population of loans individually evaluated for potential impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. In cases where a loan modified as a TDR subsequently goes into payment default, management re-evaluates the expected repayment source and adjusts the impairment analysis for the loan as necessary. In cases where the discounted value of expected cash flows or market value of the loan is used, such adjustment may result in additional impairment.

Provision and Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent losses in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

NOTE 7 - LOAN PORTFOLIO - (continued)

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

The following table details the activity within our allowance for loan losses as of September 30, 2011 and December 31, 2010, by portfolio segment:

NOTE 7 - LOAN PORTFOLIO - (continued)

September 30, 2011		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	2,934	9,617	169	3,195	$15,915
Recoveries	29	446	23	428	$926
Provisions	3,540	12,136	140	4,359	$20,175
Ending balance	$2,457	$10,202	$125	$6,891	$19,675

Ending balances:
Individually evaluated for impairment	$983	$6,221	$—	$4,348	$11,552

Collectively evaluated for impairment	$1,474	$3,981	$125	$2,543	$8,123

Total	$2,457	$10,202	$125	$6,891	$19,675

Loans receivable:

Ending balance - total	$56,574	$199,807	$9,611	$107,364	$373,356

Ending balances:
Individually evaluated for impairment	$5,337	$50,071	$45	$21,368	$76,821

Collectively evaluated for impairment	$51,237	$149,736	$9,566	$85,996	$296,535

Total	$56,574	$199,807	$9,611	$107,364	$373,356

NOTE 7 - LOAN PORTFOLIO - (continued)

December 31, 2010		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Other	Total
Allowance for loan losses:

Beginning balance	$956	$2,916	$217	$3,240	$196	$7,525
Charge-offs	2,396	8,092	222	5,988	28	16,726
Recoveries	181	185	32	205	3	606
Provisions	2,309	12,228	104	7,842	601	23,084
Ending balance	$1,050	$7,237	$131	$5,299	$772	$14,489

Ending balances:
Individually evaluated for impairment	$862	$4,446	$—	$2,652	$—	$7,960

Collectively evaluated for impairment	$188	$2,791	$131	$2,647	$772	$6,529

Total	$1,050	$7,237	$131	$5,299	$772	$14,489

Loans receivable:

Ending balance - total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

Ending balances:
Individually evaluated for impairment	$3,170	$48,824	$46	$17,455	$—	$69,495

Collectively evaluated for impairment	$51,523	$117,990	$12,400	$167,926	$11,203	$361,042

Total	$54,693	$166,814	$12,446	$185,381	$11,203	$430,537

NOTE 7 - LOAN PORTFOLIO - (continued)

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off.  While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

NOTE 8 — OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of year	$16,891	6,432
Additions	8,142	18,480
Sales proceeds	(8,705)	(4,556)
Net loss and/or write-downs	(2,517)	(3,465)
Balance, end of period	$13,811	$16,891

NOTE 9 — DEPOSITS

As of September 30, 2011, total deposits decreased by $135,366,000, or 21.52%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $61,700,000 from $197,067,000 at December 31, 2010. Expressed in percentages, noninterest-bearing deposits increased 11.58% and interest-bearing deposits decreased 23.67%. The Bank has made a concerted effort to decrease the assets of the Bank to help improve capital position.

Pursuant to the terms of the Consent Order and due to our significantly undercapitalized status, we may not accept, renew or roll over brokered deposits.  As of September 30, 2011, we had brokered deposits of $67,783,000, as compared to $79,961,000 as of December 31, 2010.  The maturity of our brokered deposits is as follows:  $24,699,000 is scheduled to mature in 2012, $24,404,000 is scheduled to mature in 2013, $4,582,000 is scheduled to mature in 2014, and the remainder is scheduled to mature in 2015. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include loan payoffs, proceeds from FHLB advances, the Qwickrate CD market and federal funds lines of credit from correspondent banks.  We believe our liquidity sources are adequate to meet our liquidity needs.  See Note 13 — “Regulatory Matters” for a more detailed description of our Consent Order.

Balances within the major deposit categories as of September 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$42,685	$38,255
Interest-bearing demand deposits	49,329	42,348
Savings and money market deposits	142,761	203,774
Certificates of deposit	258,820	344,584
	$493,595	$628,961

NOTE 10 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at September 30, 2011:

(Dollars in thousands)

Date of Advance	Rate	Quarterly Payment	Maturity Date	Balance
December 8, 2004	3.24%	$42	December 8, 2014	$5,000
September 4, 2008	3.60%	18	September 4,2018	2,000
September 8, 2008	3.45%	45	September 10, 2018	5,000
September 18, 2008	2.95%	37	September 18, 2018	5,000
August 20, 2009	3.86%	50	August 20, 2019	5,000

		$192		$22,000

Interest on all our FHLB borrowings is payable quarterly.  Initially, all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for our fixed rate advance dated August 20, 2009.   Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of September 30, 2011, $5,000,000 were fixed rate credits and $17,000,000 were convertible advances.

At September 30, 2011, the Company had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $15,924,000, our commercial real estate loans totaling approximately $28,671,000, our home equity lines of credit of $15,137,000, and our multifamily loans of $508,000.  We have also pledged our investment in FHLB stock of $4,749,000, which is included in nonmarketable equity securities, and $4,547,000 of our securities portfolio. The Company has $3,316,000 in excess borrowing capacity with the FHLB that we believe would be available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

During the nine months ended September 30, 2011, the Bank prepaid $82,200,000 in FHLB advances with the proceeds from the sale of our securities portfolio. The prepayment of these FHLB advances resulted in a prepayment penalty of $2,554,000 in an effort by management to decrease the assets of the Bank to improve its capital position.

NOTE 11 — SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12,062,011.  The notes bear interest at the rate of 9% per annum payable semiannually on April 5th and October 5th.  Thereafter and until their maturity ten years from the date of issuance, interest will accrue on the unpaid principal amount of the notes at the current Prime Rate, as published by the Wall Street Journal, plus 300 basis points; provided, that the rate shall not be less than 8.00% per annum or more than 12.00% per annum.  The subordinated notes have been structured to count as Tier 2 regulatory capital on a consolidated basis.

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $85,000 and $89,000 at September 30, 2011 and 2010, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $3,000 for the periods ended September 30, 2011 and 2010.

Due to diminishing cash available at the holding company level, the Company deferred interest payments on the

NOTE 11 – SUBORDINATED DEBENTURES (continued)

trust preferred securities due in the first three quarters of 2011.   The Company also may be required to defer interest payments on the subordinated promissory notes, in addition to the trust preferred securities, in the future given liquidity levels at the holding company.  In addition to other regulatory restrictions on dividends, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

Commitments to Extend Credit and Standby Letters of Credit - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$35,508	$35,508	$12,191	$12,191
Federal funds sold	—	—	7,371	7,371
Investment securities available-for-sale	80,855	80,855	265,190	265,190
Nonmarketable equity securities	4,936	4,936	6,076	6,076
Loans and loans held-for-sale, net	371,772	373,465	431,185	431,862
Accrued interest receivable	2,571	2,571	4,476	4,476
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$234,775	$234,775	$284,377	$284,377
Certificates of deposit	258,820	258,760	344,584	347,415
Repurchase agreements	7,030	7,030	6,645	6,646
Advances from the Federal Home Loan Bank	22,000	22,821	104,200	105,850
Subordinated debentures	12,062	12,062	12,062	12,062
Junior subordinated debentures	6,186	6,186	6,186	6,186
Accrued interest payable	1,295	1,295	1,252	1,252

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$30,025	N/A	$42,491	N/A
Standby letters of credit	683	N/A	841	N/A

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

Investment Securities Available-for-Sale

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time a loan may be considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	$—	$44,789	$—
Government-sponsored agencies	3,045	19,677	—
Obligation of State & local governments	—	13,344	—
Loans held for sale	—	18,091	—
Total	$3,045	$95,901	$—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	$—	$189,084	$—
Government-sponsored agencies	1,000	53,960	—
Obligations of state & local governments	2,780	18,366	—
Loans held for sale	—	15,137	—
Total	$3,780	$276,547	$—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of September 30, 2011:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$76,821
Other real estate owned	—	—	13,811
Total	$—	$—	$90,632

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2010:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$69,495
Other real estate owned	—	—	16,891
Total	$—	$—	$86,386

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the third quarter of 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession.  There can be no assurance that these unprecedented negative developments will not continue to materially and adversely affect the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Current Economic Environment

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

The first nine months of 2011 continue to reflect the tumultuous economic conditions which have negatively impacted our clients’ liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

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

Effects of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing in 2009, we recognized that acquisition, development and construction real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During 2009 and 2010, delinquencies over 90 days increased, resulting in an increase in nonaccrual loans, indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate (approximately 81.7% and 81.8% of our loans had real estate as a primary or secondary component of collateral as of December 31, 2009 and 2010, respectively), including acquisition, development and construction projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (1) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (2) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (3) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The cumulative result of the above was a significant increase in the level of our nonperforming assets during 2009 and 2010.  As of December 31, 2010, our nonperforming assets equaled $48.1 million, or 5.34% of assets, as compared to $29.7 million, or 3.91% of assets, as of December 31, 2009.  The increase in our nonperforming assets led to the increase in our provision for loan losses and other noninterest expenses, as well as in the amount of other real estate we own, which includes real estate acquired through foreclosure.  For the year ended December 31, 2010, we recorded a provision for loan losses of $23.1 million and net loan charge-offs of $16.1 million, or 3.33% of average loans, as compared to a $10.4 million provision for loan losses and net loan charge-offs of $7.3 million, or 1.54% of average loans, for the year ended December 31, 2009.  Our amount of other real estate owned was $16.9 million at December 31, 2010, compared to $6.4 million at December 31, 2009.   In addition, our net interest margin decreased to 2.44% for the year ended December 31, 2010, from 2.71% for the year ended December 31, 2009.  In total, the above produced a net loss of $17.3 million in 2010 compared to a net loss of $1.3 million in 2009 and net income of $2.2 million in 2008.

Although the economy has shown signs of improvement over the first nine months of 2011, the economic crisis of the last several years continues to have a negative effect on our communities and our borrowers.  As of September 30, 2011, our nonperforming assets equaled $91 million, or 16.65% of assets, as compared to $52.8 million, or 6.57% of assets, as of September 30, 2010.  The increase in our nonperforming assets led to the increase in our provision for loan losses and other noninterest expenses.  For the nine months ended September 30, 2011, we recorded a provision for loan losses of $20.2 million and net loan charge-offs of $15 million, or 2.29% of average loans.  Our amount of other real estate owned was $13.8 million at September 30, 2011, compared to $17.1 million at September 30, 2010.   In addition, our net interest margin decreased to 2.81% for the nine months ended September 30, 2011.  We also recorded a valuation allowance of $12.3 million against our deferred tax asset during the first nine months of 2011.  In total, the above reduced our earnings for the first nine months of 2011 by more than $16.2 million compared to the same period in 2010.

For the three months ended September 30, 2011, we recorded a provision for loan losses of $2,560,000 and net loan charge-offs of $4,001,000, as compared to provisions for loan losses of $9,065,000 and $8,550,000 and net loan charge-offs of $4,019,000 and $6,969,00 for the three months ended June 30 and March 31, 2011, respectively.  We believe that we have now located the majority of our problem assets, but we will continue to monitor our loan portfolio very carefully and work aggressively to reduce our problem assets.

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

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and	The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital plan to the FDIC on July 15, 2011. However, the

Tier 1 capital at least equal to 8% of total assets.

Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order.  The Bank has engaged an independent third party to assist the Bank in its efforts to increase its capital ratios, including by raising capital during the fourth quarter of 2011 and/or in 2012.  Management believes that raising new capital, along with decreasing the Bank’s overall asset size through a combination of selling assets, reducing the Bank’s levels of cash and total loans outstanding, shrinking deposits and cutting the rates paid on deposits and closing and/or selling one or more branches, the Bank will be able to achieve the capital requirements set forth in the Consent Order.

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

We believe we have complied with this provision of the Consent Order.  The Bank is in full compliance with requirement to eliminate all loans classified “Loss” and reduce by 50% all assets classified “Doubtful” within 30 days of the Consent Order, and reduce all classified assets by specific percentages over a period of two years.  As of September 30, 2011, classified assets have been reduced by 10.44% since September 30, 2010, which compares favorably to the requirement of the Consent Order that the Bank reduce the level of these classified assets by 25% by August 9, 2011. Management has allocated additional resources to the handling of non-accrual loans, loans in liquidation, and the disposition of OREO.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

We believe we have complied with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as

We believe we have complied with this provision of the Consent Order.  The Bank is in full compliance with requirement to eliminate all loans classified “Loss” and reduce by 50% all assets classified “Doubtful” within 30 days of the Consent Order, and reduce all classified

“Substandard” or “Doubtful”.

assets by specific percentages over a period of two years.  As of September 30, 2011, classified assets have been reduced by 10.44% since September 30, 2010, which compares favorably to the requirement of the Consent Order that the Bank reduce the level of these classified assets by 25% by August 9, 2011.

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

We believe we have complied with this provision of the Consent Order.  In the second quarter of 2010, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

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

We believe we have complied with this provision of the Consent Order.  As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

Adopt, within 90 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.

We believe we have complied with this provision of the Consent Order.  As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

Review and update, within 90 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.

We believe we have complied with this provision of the Consent Order.  The Bank has engaged an independent third party to assist management with a strategic plan to help restructure its balance sheet, increase capital ratios, return to profitability and maintain adequate liquidity.

Review and update, within 90 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability	We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to assist management in its development of a management.

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

At September 30, 2011, the Bank was categorized as “significantly undercapitalized.”  Our losses for 2010 and the first nine months of 2011 have adversely impacted our capital.  As a result, we have been pursuing a plan through which we intend to achieve the “well-capitalized” designation and have ceased to grow the Bank.  Our plan to increase our capital ratios as required by the Consent Order includes the sale of assets, reduction in total assets, reduction of overhead expenses, and reduction of dividends as the primary means of improving the Bank’s capital position, as well as raising additional capital at either the bank or the holding company level.  Pursuant to the requirements under the Consent Order, we submitted our capital plan to the FDIC for review.  The FDIC has directed us to revise the capital plan and, in addition, to develop a capital restoration plan, which we have resubmitted.  We anticipate that we will need to raise a material amount of capital to return the Bank to an adequate level of capitalization.  We note that there are no assurances that we will be able to raise this capital on a timely basis or at all.

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

Going Concern Considerations

As discussed above in Note 2 — “Going Concern”, the financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  Due to the Company’s financial results for 2010 and the three quarters ended September 30, 2011, and the other regulatory matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern.  Although the Company is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  See Note 2 - “Going Concern” for further discussion.

Recent Legislative Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

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

•                  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.  The results of these final rules may impact our interchange income from debit card transactions in the future.

•                  On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Earnings Performance

During the first nine months of 2011, the Bank has experienced declines in net interest income of $518,000, or 3.85%, when compared to the comparable period in 2010.  The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $3,795,000, or 18.99%, due to the decrease in our average loan volume of $70,730,000 from its average volume of $490,780,000 at September 30, 2010. Also, in order to reduce the Bank’s assets and thus improve its capital ratios, the Bank sold $172,902,000 in securities, which resulted in net gains on the sale of securities available-for-sale of $2,621,000. These gains on the sale of securities helped improve our noninterest income by $2,118,000, or 69.53%, to $5,164,000 at September 30, 2011. The Bank had an increase in noninterest expenses of $3,503,000, or 24.44%, to $17,838,000, which included penalties of $2,554,000 incurred in the prepayment of $82,200,000 in FHLB borrowings. Also, the Bank has incurred $2,517,000 in losses on the writedowns of our OREO. Due to the poor market conditions prevalent in our marketplace, during the first nine months of 2011 we recorded $20,175,000 in provision for loan losses, an increase of $4,664,000, or 30.07%, over the same period in 2010. Because of the combination of the above factors, the Bank experienced a net loss of $24,918,000 for the first nine months of 2011, an increase of $16,219,000, from the comparable period in 2010. The above resulted in a loss per share of $6.83 for the nine months ended September 30, 2011 as compared to loss per share of $2.38 for the comparable period in 2010.  During the quarter ended September 30, 2011, losses per share were $0.93, compared to a loss per share of $0.83 per share for the same period in 2010.

Net Interest Income

For the nine months ended September 30, 2011, net interest income was $12,929,000, a decrease of $518,000, or 3.85%, over the same period in 2010.  The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $3,795,000, or 18.99%, from $19,989,000 for the nine months ended September 30, 2010 to $16,194,000 for the nine months ended September 30, 2011.  This decrease was attributable to the significant decrease in the average volume of our loan portfolio of $490,780,000 as of September 30, 2010 to $420,050,000 as of September 30, 2011 with only a slight decrease in its yield, and also due to the loss of interest on nonaccrual loans.  Interest income on taxable securities totaled $3,315,000, a decrease of $908,000 over the first nine months of 2010.  Our interest income on securities decreased due to management’s decision to decrease the portfolio during 2011 from a balance of $245,852,000 as of September 30, 2010 to $80,855,000 as of September 30, 2011 to help decrease the asset size of the Bank to help improve its capital position.  Interest expense for the nine months ended September 30, 2011 was $7,228,000, compared to $11,000,000 for the same period in 2010, a decrease of $3,772,000, or 34.29%.  This decrease is attributable to our decrease in the amount of total deposits, which decreased from $628,291,000 at September 30, 2010 to $493,595,000 at September 30, 2011, and the cost of funding, which decreased from 2.08% as of September 30, 2010 to 1.62% as of September 30, 2011, particularly in the cost of our money market deposit accounts (MMDAs) as well as paydowns on FHLB borrowings and decreased average interest-bearing deposits.  The net interest margin realized on earning assets was 2.84% for the nine months ended September 30, 2011, as compared to 2.44% for the nine months ended September 30, 2010.  The interest rate spread increased from 2.38% at September 30, 2010 to 2.81% at September 30, 2011.

Net interest income decreased slightly from $4,128,000 for the quarter ended September 30, 2010 to $3,944,000 for the quarter ended September 30, 2011.  This represents a decrease of $184,000, or 4.46%.  Interest income from loans, including fees, decreased $1,372,000 to $5,129,000 for the quarter ended September 30, 2011 from $6,501,000 for the quarter ended September 30, 2010.  Interest expense decreased $1,860,000, or 48.78%, to $1,953,000 for the three months ended September 30, 2011, compared to $3,813,000 for the three months ended September 30, 2010.

The following is a nine month ending average balance sheet for September 30, 2011 and 2010:

	Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$420,050	5.15%	$490,780	5.45%
Securities	162,282	3.20%	203,571	2.88%
Nonmarketable Equity Securities	6,094	0.86%	6,623	0.33%
Fed funds sold and other (incl. FHLB)	19,369	0.31%	32,235	0.25%
Total earning assets	$607,795	4.43%	$733,209	4.46%
Cash and due from banks	5,650		8,229
Allowance for loan losses	(16,474)		(9,508)
Premises & equipment	23,143		23,937
Other assets	36,931		34,391
Total assets	$657,045		$790,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,564	0.24%	$41,098	0.24%
Savings	171,682	0.66%	192,742	1.69%
CDs	296,026	1.79%	339,855	2.01%
Other borrowings	68,119	2.78%	120,336	3.10%
Subordinate debt	12,062	9.00%	6,890	9.00%
Junior subordinated debentures	6,186	2.68%	6,186	2.74%
Total interest-bearing liabilities	$596,639	1.62%	$707,107	2.08%
Non-interest deposits	41,980		36,553
Other liabilities	2,802		3,797
Stockholders’ equity	15,624		42,801
Total liabilities & equity	$657,045		$790,258

	Three months ended		Three months ended
	September 30, 2011		September 30, 2010
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$399,108	5.10%	$481,737	5.35%
Securities	81,702	3.58%	217,791	2.55%
Nonmarketable Equity Securities	5,524	1.08%	6,443	0.49%
Fed funds sold and other (incl. FHLB)	30,454	0.21%	32,337	0.40%
Total earning assets	$516,788	4.53%	$738,308	4.27%
Cash and due from banks	3,529		8,439
Allowance for loan losses	(19,281)		(12,291)
Premises & equipment	22,915		23,744
Other assets	32,758		41,103
Total assets	$556,709		$799,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,145	0.21%	$40,490	0.29%
Savings	153,685	0.45%	212,368	1.65%
CDs	261,300	1.81%	328,086	2.04%
Other borrowings	31,947	3.10%	115,391	3.05%
Subordinate debt	12,062	9.05%	11,851	9.21%
Junior subordinated debentures	6,186	2.69%	6,186	2.89%
Total interest-bearing liabilities	$507,325	1.53%	$714,372	2.12%
Non-interest deposits	43,094		41,939
Other liabilities	2,886		4,202
Stockholders’ equity	3,404		38,790
Total liabilities & equity	$556,709		$799,303

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $19,675,000 and $13,466,000, or 5.27% and 2.94% of total loans, as of September 30, 2011 and 2010, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the nine months ended September 30, 2011 and 2010, the provision was $20,175,000 and $15,511,000, respectively.  For the quarter ended September 30, 2011, the provision charged to expense was $2,560,000 compared to $4,099,000 during the same quarter in 2010.  During the nine months ended September 30, 2011, the Bank recorded charge-offs of $15,915,000 and recoveries of $926,000.  Due to continued high levels of loan charge-offs and the current level of impaired loans, management recorded the additional provision for loan losses during the quarter ended September 30, 2011 in order to maintain the Bank’s loan loss reserves at a level believed, based on currently available information available, to be adequate to absorb probable future loan losses.

Primarily as a result of the current economic downturn, our provision for loan losses and net loan charge-offs increased significantly for the nine months ended September 30, 2011 over the same period ended September 30, 2010.    However, notwithstanding the increase in provision for loan losses and net loan charge-offs in the first nine months of 2011, credit quality indicators generally showed sizes of stabilization in the third quarter of 2011 as we experienced more stabilized in migration of loans to nonaccrual status and past dues, and lower loss severity on individual problem assets.  As a result, for the three months ended September 30, 2011 we recorded a provision for loan losses of $2.6 million and net loan charge-offs of $4 million, as compared to provisions for loan losses of $9.1 million and $8.6 million and net loan charge-offs of $4 million and $7 million for the three months ended June 30 and March 31, 2011, respectively.  We believe that we have now located the majority of the Bank’s problem assets, although we will continue to monitor our loan portfolio very carefully and we recognize there may be further deterioration in our loan portfolio for the remainder of 2011 as a result of the current economic environment.

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

Noninterest Income

Noninterest income during the nine months ended September 30, 2011 was $5,164,000, an increase of $2,118,000, or 69.53%, over the same period in 2010.  The increase of $2,118,000 is largely a result of gains on sale of securities, which increased $2,429,000, or 1265.10%, from $192,000 for the nine months ended September 30, 2010 to $2,621,000 for the nine months ended September 30, 2011.  This increase is a result of the sale of $172,902,000 in securities available-for-sale to help improve the capital position of the Bank.  There were also increases in brokerage commissions of $113,000, or 58.25%, from $194,000 for the nine months ended September 30, 2010 to $307,000 for the comparable period in 2011.  These gains were partially offset by decreases in other components of noninterest income. Noninterest income on gains on sale of residential loans in the secondary market decreased $224,000, or 32.99%, from $679,000 for the nine months ended September 30, 2010 to $455,000 for the comparable period in 2011. The Bank also experienced decreases in other income of $102,000, or 53.97%, from $189,000 for the nine months ended September 30, 2010 to $87,000 for the comparable period in 2011, due to the decline in fee income generated on the sale of the guaranteed portion of SBA loans.

For the quarter ended September 30, 2011, noninterest income decreased $126,000, or 12.49%, from $1,009,000 for the three months ended September 30, 2010 to $883,000 over the same period in 2010.  This decrease is primarily a result of reductions in gains on sale of residential loans in the secondary market of $120,000, or 47.81%, from $251,000 for the three months ended September 30, 2010 as compared to $131,000 for the three months ended September 30, 2011.  There were also decreases in service charges on deposit accounts of $38,000, or 10.22%, from $372,000 for the quarter ended September 30, 2010 to $334,000 for the comparable period in 2011.  These reductions were partially offset by increases in brokerage commissions of $32,000, or 43.84%, from $73,000 for the three months ended September 30, 2010 to $105,000 for the comparable period in 2011.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2011 was $17,838,000, an increase of

$3,503,000, or 24.44%, over the nine months ended September 30, 2010.  The primary basis for this rise was the increase in prepayment penalties on our FHLB borrowings of $2,554,000 during the nine months ended September 30, 2011 as a result of the prepayment of $82,200,000 of FHLB borrowings. Management has made a concerted effort to decrease the assets of the Bank to help improve the capital position.  The Bank also had an increase in its losses experienced on the sale or write-downs of its OREO properties in an amount of $1,135,000, or 82.13%, from $1,382,000 for the nine months ended September 30, 2010 to $2,517,000 for the comparable period in 2011. There were also increases in our FDIC insurance premiums of $939,000, or 118.41%, from $793,000 for the period ended September 30, 2010 to $1,732,000 for the comparable period in 2011 due to the increase in our composite rating.  There were also increases in other expenses of $443,000, or 15.71%, from $2,820,000 during the nine months ended September 30, 2010 to $3,263,000 for the same period in 2011.  This was a result of an increase in the expenses relating to our OREO, including legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on our elevated level of foreclosed properties.  However, there were some decreases in noninterest expenses.  Salaries and employee benefits decreased $1,372,000, or 19.41%, to $5,697,000 for the nine months ended September 30, 2011 from, $7,069,000 for the comparable period in 2010 as a result of the reduction in personnel to help reduce expenses.

For the quarter ended September 30, 2011, we incurred $5,542,000 in noninterest expense, a decrease of $137,000, or 2.41%, over the same period in 2010. The primary basis for the decrease in noninterest expense was the decrease in salaries and employee benefits of $490,000, or 21.30%, from $2,301,000 for the quarter ended September 30, 2010 to $1,811,000 for the quarter ended September 30, 2011.  This decrease is the result of a reduction in personnel to help reduce expenses.  Marketing expenses decreased $56,000, or 63.64%, to $32,000 for the quarter ended September 30, 2011 from $88,000 for the comparable in 2010 due to a more focused effort in this area.  There were also increases in noninterest expenses that offset these decreases.  Our losses on the sale or writedowns of OREO properties increased $231,000, or 18.44%, from $1,253,000 for the quarter ended September 30, 2010 to $1,484,000 for the comparable period in 2011.  There were also increases in our FDIC insurance premiums of $217,000, or 81.27%, from $267,000 for the quarter ended September 30, 2010 to $484,000 for the quarter ended September 30, 2011 due to our increased risk profile.

Income Taxes

Despite a net loss before income tax, the increase in tax expense for the nine months ended September 30, 2011 was a result of the Company providing for a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely that not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2011 will not be realized, and accordingly, has established a full valuation allowance in the amount of $12,342,000.

Assets and Liabilities

During the nine months ended September 30, 2011, management conducted a restructuring of the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans, investment securities and other assets. Total assets decreased $243,011,000, or 30.86%, when compared to December 31, 2010.  The primary reason for the significant decrease in assets was due to a decrease in securities available-for-sale of $184,335,000 during the period ended September 30, 2011. In addition, net loans decreased $62,367,000 or 14.99%, from December 31, 2010 to September 30, 2011.  Total deposits decreased $135,366,000, or 21.52%, from the December 31, 2010 balance of $628,961,000.  Within the deposit area, interest-bearing deposits decreased $139,796,000, or 23.67%, and noninterest-bearing deposits increased $4,430,000, or 11.58%, during the period ended September 30, 2011.  Total deposits decreased during the first three quarters of 2011 as a result of decreasing interest rates and marketing efforts so it can achieve its goal of reducing its assets to improve our capital position.  In addition, advances from the FHLB decreased by $82,200,000.  Proceeds from the sale of securities were used to payoff FHLB advances.

Investment Securities

Investment securities available-for-sale decreased from $265,190,000 at December 31, 2010 to $80,855,000 at September 30, 2011 as a result of management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  This represents a decrease of $184,335,000, or 69.51%, from December 31, 2010 to September 30, 2011.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2011 and December 31, 2010.

Investment Securities Portfolio Composition

(Dollars in thousands)	September 30, 2011	December 31, 2010

Government-Sponsored Enterprises	$22,722	$54,961
Obligations of state and local governments	13,344	21,145
Mortgage-backed securities	44,789	189,084
Nonmarketable equity securities	4,936	6,076

Total securities	$85,791	$271,266

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
September 30, 2011	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After five years but within ten years	10,642	3.09%
After ten years	12,080	3.27%
	22,722	3.18%

Obligations of states and local government due:
After five years but within ten years	3,873	3.89%
After ten years	9,471	4.18%
	13,344	4.10%

Mortgage-backed securities	44,789	3.42%

Nonmarketable equity securities	4,936

	85,791	3.45%

Loans

Net loans decreased $62,367,000 or 14.99%, from December 31, 2010 to September 30, 2011 as a result of not renewing certain loans, loan charge-offs and the transfer of problem loans to OREO. Balances within the major loans receivable categories are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate - construction and land development	$71,188	$90,064
Real estate - other	235,983	262,131
Agricultural	13,996	10,679
Commercial and industrial	42,275	54,693
Consumer	9,611	12,446
Other, net	303	524
	$373,356	$430,537

The following table presents the Company’s rate sensitivity of its loan portfolio, including its loans held for sale, at each of the time intervals indicated for the period ended September 30, 2011 and December 31, 2010 and may not be indicative of the Company’s rate sensitivity at other points in time:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$154,592	$176,258
Over one through three months	12,826	30,798
Over three through twelve months	56,760	60,052
Over twelve months	167,269	178,567

	$391,447	$445,675

The rate characteristics of our loan portfolio consist of $117,487,000, or 30.02%, of floating interest rates and $273,960,000, or 69.98%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  The provision charged to expense was $20,175,000 for the nine months ended September 30, 2011 compared to $15,511,000 for the comparable period in 2010.  For the quarter ended September 30, 2011, we had provision charged to expense of $2,560,000 compared to $4,099,000 for the comparable period in 2010.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The Company engaged the services of an independent firm in 2010 to assist management in achieving the desired improvement in the credit quality of the loan portfolio.  The firm performed independent reviews of samples of the loan portfolio in July 2010 and in February 2011, and they performed another review in July, 2011.  At the conclusion of each review, the firm reviews their findings and recommendations with management and subsequently provides a report to the Board of Directors.  The firm assisted management with creation of a new and more thorough Credit Risk Management policy, which was adopted by the Board of Directors in April 2011.  In addition, the firm has been instrumental in assisting management with an improved methodology of administering the Company’s watch loan process and reports.  The firm has also assisted management with the implementation of a model and procedures designed to ascertain that the Company’s calculation of its ALLL is accurate and that the ALLL balance is adequate.

The Company has accomplished the reduction in the size of its loan portfolio through normal repayments of loans in accordance with contractual terms, charging off loans deemed uncollectible, the sale of loan participations and efforts designed to avoid funding new loans in sectors of the portfolio in which excessive concentrations already exist.  For example, the Company does not presently consider for approval any request for a new loan to finance the purchase of or be collateralized by non-owner-occupied commercial real estate.  The fact that loan demand has been reduced considerably within the Company’s market area has also assisted the Company in its efforts to reduce the size of its loan portfolio.

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Loans: Nonaccrual loans	$36,179	$25,197

Loans identified by the internal review mechanism:
Criticized	$27,446	$45,615
Classified	$93,545	$96,915

Activity in the Allowance for Loan Losses is as follows:

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
Balance, January 1	$14,489	$7,525
Provision for loan losses for the period	20,175	15,511
Net loans charged-off for the period	(14,989)	(9,570)

Balance, end of period	$19,675	$13,466

Gross loans outstanding, end of period	$373,356	$457,267
Allowance for Loan Losses to loans outstanding	5.27%	2.94%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled TDRs under the amended guidance.  We did not identify any new TDRs during our assessment.  As noted below, all outstanding TDRs as of September 30, 2011 were restructured in accordance with ASU 2011-02.

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

With respect to restructured loans, we grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.  We do not generally grant concessions through forgiveness of principal or accrued interest.  Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement.  These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.

Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans.  In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restricted agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, we have not restored any nonaccrual loan classified as a TDR to accrual status.  We believe that all of our modified loans meet the definition of a TDR.

At September 30, 2011, the principal balance of TDRs totaled $51,546,000 of which $24,705,000 were nonperforming.

Deposits

Our primary source of funds for loans and investments is our deposits.  The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits.  As of September 30, 2011, we had brokered deposits of $67,783,000, as compared to $79,961,000 as of December 31, 2010.  As of September 30, 2011, total deposits had decreased by $135,366,000, or 21.52%, from December 31, 2010.  The largest decrease was in money market savings accounts, which decreased $61,700,000 to $135,367,000 at September 30, 2011.  Expressed in percentages, noninterest-bearing deposits increased 11.58% and interest-bearing deposits decreased 23.67%.  Total deposits decreased during the first nine months of 2011 as a result of management decreasing interest rates and marketing efforts so it can reduce deposits.

We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order and our significantly undercapitalized status, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  Of the brokered deposits we held at September 30, 2011, $24,699,000 are scheduled to mature in 2012, $24,404,000 are scheduled to mature in 2013, $4,582,000 are scheduled to mature in 2014, and the remainder are scheduled to mature in 2015.  We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include loan payoffs, proceeds from FHLB advances and federal funds lines of credit from correspondent banks. We believe our liquidity sources are adequate to meet our needs for at least the next 12 months, but if we are unable to meet our liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011		December 31, 2010
	Average		Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$41,980	0.00%	$39,546	0.00%
Interest-bearing transaction accounts	42,564	0.24%	41,316	0.26%
Money market and other savings accounts	171,682	0.66%	196,559	1.60%
Time deposits	296,026	1.79%	340,385	2.00%
Total deposits	$552,252	1.28%	$617,806	2.03%

At September 30, 2011 and December 31, 2010, the scheduled maturities of time deposits were as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
One month or less	$39,206	$34,999
Over one through three months	32,316	50,222
Over three through twelve months	95,062	133,820
Over twelve months	92,236	125,543
	$258,820	$344,584

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

September 30, 2011
Advances from Federal Home Loan Bank	$112,200	$58,925	3.39%	$22,000

December 31, 2010
Advances from Federal Home Loan Bank	$118,800	$110,862	2.58%	$104,200

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $3,316,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. However, as a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated.  Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk.  Thus, we can make no assurances that this funding source will continue to be available to us.

During the nine months ended September 30, 2011, the Bank prepaid $82,200,000 in FHLB advances with the proceeds from the sale of our securities portfolio. The prepayment of these FHLB advances resulted in a prepayment penalty of $2,554,000 in an effort by management to decrease the assets of the Bank to improve its capital position.

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

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $85,000 and $89,000 at September 30, 2011 and 2010, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $3,000 for the periods ended September 30, 2011 and 2010.

Due to diminishing cash available at the holding company level, the Company deferred interest payments on the trust preferred securities due in the first three quarters of 2011.   The Company also may be required to defer interest payments on the subordinated promissory notes, in addition to the trust preferred securities, in the future given liquidity levels at the holding company.  In addition to other regulatory restrictions on dividends, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 69.03% at September 30, 2011 and 56.79% at December 31, 2010.

Loan payoffs and unpledged securities available-for-sale, which totaled $46,320,000 at September 30, 2011, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one to seven days.  At September 30, 2011, unused lines of credit totaled $10,000,000, which the lender has required to be secured with securities as collateral.  These lines are available for general corporate purposes but may be terminated at any time based on our financial condition.   We can make no assurances that these funding sources will continue to be available to us.  As a result, we must limit our growth, raise additional capital, or sell assets, which could materially and adversely affect our financial condition and results of operations.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2011, we had issued commitments to extend credit of $30,025,000 and performance standby letters of credit of $683,000 through various types of commercial lending arrangements. At December 31, 2010, we had issued commitments to extend credit of $42,491,000 and performance standby letters of credit totaled $841,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,135	$4,065	$10,494	$15,694	$14,331	$30,025
Performance standby letters of credit	0	111	430	541	142	683

Totals	$1,135	$4,176	$10,924	$16,235	$14,473	$30,708

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity decreased from $26,499,000 at December 31, 2010 to $472,000 at September 30, 2011. The decrease of $26,027,000 is primarily attributable to the net loss during the nine months of $24,918,000.  In addition, shareholders’ equity was negatively impacted by the change in fair market value on securities available-for-sale, which decreased $1,109,000, or 981.42%.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Return on average assets	$(5.07)%	(2.17)%
Return on average equity	(213.23)%	(41.93)%
Equity to assets ratio	2.38%	5.18%

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

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2011
The Company
Total capital (to risk-weighted assets)	$15,388	3.63%	$33,867	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	7,694	1.82%	16,934	4.00%	N/A		N/A
Tier 1 capital (to average assets)	7,694	1.38%	22,268	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$23,878	5.64%	$33,887	8.00%	$42,359		10.00%
Tier 1 capital (to risk-weighted assets)	18,406	4.35%	16,944	4.00%		(1)	(1)
Tier 1 capital (to average assets)	18,406	3.31%	22,245	4.00%	44,491		8.00%
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$51,138	10.05%	$40,726	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	32,612	6.41%	20,363	4.00%	N/A		N/A
Tier 1 capital (to average assets)	32,612	4.10%	31,787	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$47,720	9.38%	$40,721	8.00%	$50,901		10.00%
Tier 1 capital (to risk-weighted assets)	41,257	8.11%	20,360	4.00%		(1)	(1)
Tier 1 capital (to average assets)	41,257	5.10%	32,353	4.00%	64,707		8.00%

(1) Minimum capital amounts and ratios presented as of September 30, 2011 and December 31, 2010, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of September 30, 2011 and December 31, 2010, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

At September 30, 2011, the Company and the Bank were each categorized as “significantly undercapitalized.”  Our losses for 2010 and the first three quarters of 2011 have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order.  In addition, the Consent Order requires us to achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. We did not meet that requirement and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011.  The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011.  If we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC.  Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.  Please refer to Note 2 — “Going Concern” located in the notes to our unaudited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 6. Exhibits.

31.1                           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                    Section 1350 Certifications.

101                              The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2011	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2011	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.