Form 10-K
period 2011-12-31
HCSB FINANCIAL CORP
filed 2012-03-23
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2011 was $3,469,803.  See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

The number of shares outstanding of the issuer’s common stock, as of March 15, 2012 was 3,738,337.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2011	Part II (Items 5, 7-8)

Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2012	Part III (Portions of Items 10-14)

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

•                  our ability to comply with the Consent Order and the Written Agreement potential regulatory actions if we fail to comply;

•                  our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

•                  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•                  results of examinations by the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”) and other regulatory authorities, including the possibility that any such regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

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

•                  changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury’s TARP Capital Purchase Program and other governmental initiatives affecting the financial services industry;

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing throughout 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

General Overview

HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”).  The Bank is a state chartered bank which commenced operations on January 4, 1988.  Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  From our 11 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services.  As of December 31, 2011, we had total assets of $535.7 million, net loans of $345.8 million, deposits of $490.9 million and shareholders’ deficit of ($5.2) million.

On March 6, 2009, as part of the Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”), we entered into a Letter of Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) before we are able to redeem the Series T Preferred Stock but we may not necessarily be required to raise additional equity capital in order to redeem this stock.

Recent Regulatory Developments

Consent Order

As a result of the issues stemming from the current economic recession, on February 10, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, take the following actions: achieve and maintain, by July 10, 2011, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets; reduce the level of the Bank’s classified assets; eliminate all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” in the Bank’s most recent examination report; analyze and assess the Bank’s management and staffing needs to ensure the Bank has qualified management in place as well as the appropriate organizational structure; increase board oversight of the Bank; limit asset growth; eliminate the Bank’s reliance on brokered deposits; ensure the adequacy of the Bank’s allowance for loan and lease losses; formulate and implement a comprehensive financial plan to address profitability, improve income, monitor expenses, and restructure the Bank’s balance sheet; ensure the full implementation of the Bank’s revised written lending and collection policy to provide effective guidance and control over the Bank’s lending function; implement a plan addressing liquidity, contingency funding, and overall balance sheet management; establish an enhanced internal loan review program; correct all violations of law, regulation, and contraventions of policy which are listed in the Bank’s most recent examination report; not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified “Loss” or “Doubtful” and is uncollected; not declare or pay dividends or bonuses without the prior written approval of the FDIC and the State Board; reduce any segment of the Bank’s loan portfolio that is an undue concentration of credit; and supply written progress reports to the FDIC and the State Board.

Prior to receipt of the Consent Order, the Bank’s board of directors and management adopted and began executing a proactive and aggressive strategic plan to address the matters described in the Consent Order.  The Bank’s board of directors and management have been, and continue to be, keenly focused on executing this plan and have already complied with a number of the requirements of the Consent Order.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Shareholders for the year ended December 31, 2011, which is incorporated herein by reference, for more discussion of the Consent Order.

Written Agreement

On May 9, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond.  The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Shareholders for the year ended December 31, 2011, which is incorporated herein by reference, for more discussion of the Written Agreement.

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated March 19, 2012, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2-”Regulatory Matters and Going Concern Considerations” to our Consolidated Financial Statements, each contained in our Annual Report to Shareholders for the year ended December 31, 2011, which is incorporated herein by reference.

Our Strategic Plan

As a response to the general economic downturn, and more recently, to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for additional capital but also a search for a potential merger partner.  We are continuing to pursue both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, we believe that in the short-term our more realistic opportunity will be to raise additional capital.  Approximately $7.5 million in capital would return the Bank to “adequately capitalized” and approximately $17.5 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2011.  If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital.  However, if we suffer additional loan losses or losses in our OREO portfolio, then we would need additional capital to achieve these ratios.  There are no assurances that we will be able to raise this capital on a timely basis or at all.  If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality.  We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets.  We reduced the Bank’s total assets from $787.4 million at December 31, 2010 to $535.7 million at December 31, 2011, as we believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement.  We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

Enhancing the Credit Quality of the Loan Portfolio.  During 2010 and 2011, we aggressively increased our reserves for losses and focused substantial time and effort on managing the liquidation of nonperforming assets.  We are working to hold our borrowers accountable for the principal and interest owed.  We have initiated workout plans for problem loans that are designed to promptly collect on or rehabilitate those problem loans in an effort to convert them to earning assets, and we are pursuing foreclosure in certain instances.  Additionally, we are marketing our inventory of foreclosed real estate, but given that we would likely be required to accept discounted sales prices below appraised value if we tried to dispose of these assets quickly, we have been taking a more measured and deliberate approach with these sales efforts.

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during the second half of 2011.  Primarily as a result of the stabilization and improvement in our loan portfolio, we incurred a net loss of $7.4 million during the last six months of 2011 compared to a net loss of $21.6 million during the first six months of 2011.

Although we have generally curtailed new lending while we focus on restoring the Bank’s financial condition, we remain focused on disciplined underwriting practices and prudent credit risk management.  We performed an expanded internal loan review during June and July 2010, hired an independent firm to perform an independent review of our loan portfolio in June 2010 and February and July 2011, and substantially revised our lending policy and credit procedures in early 2011.  We expanded the scope and depth of the initial loan review performed by our loan officers on all loans, and we incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.

Reducing ADC and CRE Loan Concentrations.  As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio.  We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to other real estate owned or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature.  During the period from December 31, 2009 to December 31, 2011, we were able to decrease the Bank’s total CRE loan portfolio from $198.8 million to $142.5 million, or 28.3%.  If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

Increasing Operating Earnings.  Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise.  These strategies change the mix of our earning assets while reducing the size of our balance sheet.  Specifically, we are reducing the level of nonperforming assets, controlling our operating expenses, improving our net interest margin and increasing fee income.  We plan to reduce the amount of our nonperforming assets, which may require us to record additional provisions for loan losses to accomplish within this timeframe.  Additionally, we are carefully evaluating all renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best relationship customers.

The benefits of reducing the size of our balance sheet include more disciplined loan and deposit pricing going forward, which we believe will result in an improvement in our net interest margin.  Additionally, we will seek to expand our net interest margin as our current loans and deposits reprice and renew.  We typically seek to put floors, or minimum interest rates, in our variable rate loans at origination or renewal.

Focusing on Reducing Noninterest Expenses and Collecting Noninterest Income.  We continue to review our noninterest income and noninterest expense categories for potential revenue enhancements and expense reductions.  We have implemented several initiatives to help reduce expenses and manage our overhead at an efficient level.  To achieve this goal, management and the Board have already reduced compensation expenses by, among other things, eliminating over 50 employment positions, eliminating salary increases and bonuses of any type since December 31, 2009, eliminating employer matching contributions to officer and employee 401(k) accounts and reducing the percentage of health and dental insurance benefits paid by the Bank for all of its employees.  In addition, certain of the Bank’s senior officers have accepted salary reductions and forfeited certain retirement benefits and incentive compensation.  Management and the Board also determined in 2011, after careful review of hourly customer traffic counts, to reduce the hours of service on Friday afternoons.  All of these steps served to enable the Bank to reduce its compensation expenses by over $2.9 million from 2009 to 2011.  In addition, the Board has eliminated monthly director fees, and several directors who had elected to defer their director fees until retirement have forfeited their deferred fees entirely.

We have also reduced marketing expenses incurred by the Bank at a savings of $307,000 in 2011 as compared to 2009.  We closed two branches in January 2012, and we continue to analyze other noninterest expenses for further opportunities for reductions.  We believe that reduction of our level of nonperforming assets will also significantly reduce our operating costs, which is evidenced by the fact that expenses related to nonperforming assets in 2011 were more than $1.5 million above similar expenses incurred in 2008 prior to the downturn in the local real estate market and the resulting rise in the level of nonperforming assets.

At the same time, we are focused on enhancing revenues from noninterest income sources, such as service charges, residential mortgage loan originations and fees earned from fiduciary activities, as well as from minimizing waivers of fees for late charges on loans and fees charged for insufficient funds checks presented for payment.  We will continue to look for additional strategies to increase fee-based income as we expect that these efforts will help to bolster our noninterest income levels.

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

Lending Activities

Presented below are our general lending activities.  However, due to the Bank’s efforts to restructure the balance sheet, during 2011 the Bank strictly limited any new lending, particularly with respect to real estate loans.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.4% of our loan portfolio at December 31, 2011.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).  As discussed above under “Our Strategic Plan - Reducing ADC and CRE Loan Concentrations”, due to concerns regarding the current economic environment and our concentration of commercial real estate loans, which as of December 31, 2011 totaled $142,485,000, or 46.57% of our real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio.  We anticipate decreasing our amount of commercial real estate loans in 2012.

Commercial Loans.  At December 31, 2011, approximately 11.5% of our loan portfolio consisted of commercial loans.  Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans.  Consumer loans made up approximately 2.4% of our loan portfolio at December 31, 2011.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection.  Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans.  Approximately 2.5% of our loan portfolio consisted of agricultural loans at December 31, 2011.  These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops.  These loans are secured generally by liens on growing crops and farm equipment.  Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Construction and Development Loans.  The remaining 18.2% of our loan portfolio at December 31, 2011 was composed of consumer and commercial real estate construction and commercial development loans.  These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

Underwriting Procedures, Collateral, and Risk.  Although we have generally curtailed new lending while we focus on restoring the Bank’s financial condition, we remain focused on disciplined underwriting practices and prudent credit risk management.  We use our established credit policies and procedures when underwriting each type of loan.  Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

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

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere.  According to the FDIC data as of June 30, 2011, there were 25 financial institutions operating in Horry County, 12 financial institutions operating in Brunswick County and 7 financial institutions operating in Columbus County.

We believe that our community bank focus, with our emphasis on service to small businesses, individuals, farmers and professional concerns, gives us an advantage in our markets.  Nevertheless, a number of these competitors are well established in our service area.  Some of the larger financial companies in our markets may have greater resources than we have, which afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns.  Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we offer.  In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers.  Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business.  Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of customer service and responsiveness to customer needs, the convenience of our branches and hours, and the availability and pricing of our products and services.

Employees

As of March 15, 2012, we had 120 full-time employees and two part-time employees.  We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Recent Legislative and Regulatory Developments

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system.  Several regulatory and governmental actions have been announced including:

•                                          In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The Treasury also allocated $250 billion towards the TARP Capital Purchase Program (“CPP”), pursuant to which the U.S. Treasury purchased debt or equity securities from participating institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

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

•                                          On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws.  Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.  The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

•                                          The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•                                          The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•                                          The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•                                          Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

•                                          The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

•                                          Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider.  Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•                                          The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Effective on October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

•                                          The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•                                          The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations.  These new frameworks are generally referred to as “Basel III”.  Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control will be rebuttably presumed to exist unless a person acquires no more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits.  Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder.  This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our Bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements.  The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank described below under “Horry County State Bank - Capital Regulations.”  Nevertheless, our Company remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  At December 31, 2011, our Bank is “significantly undercapitalized” under the capital requirements as set per bank regulatory agencies.

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

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the State Board.  We are not required to obtain the approval of the South Carolina Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the State Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

All insured institutions must undergo regular on site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Prompt Corrective Action.  As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

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

As of December 31, 2011, the Bank was deemed to be “significantly undercapitalized.”  As further described above and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report to Shareholders for the year ended December 31, 2011, which is incorporated herein by reference, on February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 10, 2011.  The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011.  The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011.  We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011.  The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order.  The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios.  In addition to continuing to search for additional capital, the Bank is also searching for a potential merger partner.  While the Bank is pursuing both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, we believe that in the short-term the more realistic opportunity will be to raise additional capital.

The Basel Committee released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations.  These new frameworks are generally referred to as “Basel III”.  Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

If fully phased in on January 1, 2019, Basel III would require certain banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The implementation of the Basel III final framework is anticipated to commence January 1, 2013. On that date, affected banking institutions would be required to meet the following minimum capital ratios:

•              3.5% CET1 to risk-weighted assets;

•              4.5% Tier 1 capital to risk-weighted assets; and

•              8.0% Total capital to risk-weighted assets.

Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

Standards for Safety and Soundness.   The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

As noted above, effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider.  Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  As described above and in our Annual Report to Shareholders for the year ended December 31, 2011, which is incorporated herein by reference, on February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board which, among other things, prohibits the Bank from declaring or paying any dividends on its shares of common stock without the prior approval of the supervisory authorities.

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

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

In November 2009, the FDIC published a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009.  The calculation of the prepaid assessment provides for a 5% growth rate assumption in the deposit base and a 3 basis point increase in FDIC assessments in 2011 and 2012.  Therefore, if deposits grow quicker than 5%, our quarterly expense in the future will increase compared to previous periods.  During 2011, we expensed $2.4 million of deposit insurance resulting in a balance at December 31, 2011 of $0 of prepaid assessment as compared to $2.1 million at December 31, 2010 due to the increase in our composite rating with the FDIC.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations.  The first rule changed the assessment base from one based on domestic deposits to one based on assets.  The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards.  The scorecards will include financial measures that are predictive of long-term performance.  A large financial institution is defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system became effective as of April 1, 2011.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  The Financing Corporation quarterly assessment for the fourth quarter of 2011 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

We have prepared the consolidated financial statements contained in this Summary assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.  In its report dated March 19, 2012, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have an immediate need to raise capital, and we will need additional capital in the future, but capital may not be available to us as needed or on favorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank was required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 10, 2011. As of December 31, 2011, the Bank is not in compliance with the minimum capital requirements established in the Consent Order and is designated as “significantly undercapitalized.”  As a result, we have an immediate need to raise capital.  The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order.  The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios, including by raising capital during 2012.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  In addition, we may find it particularly difficult given the amount of our outstanding senior equity and debt securities, including the Series T Preferred Stock, the trust preferred securities, and our 2010 subordinated promissory notes.  Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all.  If we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted.  If we cannot raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.  If this were to occur, then you would lose your investment in the Company.

We are subject to a Consent Order that requires us to take certain actions, and if we do not comply with the Consent Order, or if our condition continues to deteriorate, our Bank may be placed in a federal conservatorship or receivership by the FDIC.

On February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board, which contains, among other things, a requirement that our Bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  Under this enforcement action, the Bank may no longer accept, renew, or roll over brokered deposits.  In addition, under the Consent Order, we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.  Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order.

The Bank failed to meet the minimum capital requirements by the July 9, 2011 deadline set forth in the Consent Order and, as a result, the Bank submitted a revised Capital Restoration Plan to the FDIC on September 30, 2011 detailing the steps the Bank plans to take to achieve these minimum capital requirements. The Bank is not currently in compliance with the minimum capital requirements and, as of December 31, 2011, the Bank is categorized as “significantly undercapitalized.”  As a result, a number of requirements or restrictions can or will be imposed on the Company and the Bank in addition to those set forth under the Consent Order and the Written Agreement.  These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) impose more stringent growth restrictions on the Bank, or require the Bank to further reduce its total assets; (E) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (F) order a new election of Bank directors; (G) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (H) require the Bank to employ “qualified” senior executive officers; (I) require the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (J) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(I) above; and (iii) requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s Articles of Incorporation or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.

If the Bank were to fall to “critically undercapitalized,” then the FDIC would be required to place the Bank into conservatorship or receivership within 90 days of the Bank becoming critically undercapitalized, unless the FDIC determined that “other action” would better achieve the purposes of the FDIC’s prompt corrective action capital requirements.  If the Bank were to be taken into receivership, then you would lose your investment in the Company.  See the prior section entitled “Our Strategic Plan” for information on the actions the Bank is currently taking and plans to take to meet the minimum capital requirements set forth by the Consent Order.

If we do not generate positive cash flow and earnings, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2011 and 2010, we incurred a net loss of $29.0 million and $17.3 million, respectively.  In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future.  As a result, we may incur significant additional credit costs in 2012, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2011, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, restructured trouble loans and other real estate owned) totaled $86.9 million, or

16.22% of total assets.  At December 31, 2010, our nonperforming assets were $74.2 million, or 9.43% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

•                  We do not record interest income on nonaccrual loans or real estate owned.

•                  We must provide for probable loan losses through a current period charge to the provision for loan losses.

•                  Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•                  There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.

•                  The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans.  We have sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner.  We could sustain additional losses for these reasons.  Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations.  We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry.  As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve throughout 2010 and the first six months of 2011 to a total loan loss reserve of $21.2 million at December 31, 2011 to address the risks inherent within our loan portfolio.  Although credit quality indicators generally showed signs of stabilization in the second half of 2011, further deterioration in the coastal South Carolina real estate market as a whole may cause management to adjust its opinion of the level of credit quality in our loan portfolio.  Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

Difficult market conditions in our coastal markets and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The current economic downturn, increase in unemployment and other events that have negatively affected both household and corporate incomes, both nationally and locally, have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest and/or principal on their loans.  As a result, we have experienced significant declines in our coastal real estate markets with decreasing prices and increasing delinquencies and foreclosures, which have negatively affected the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2011, approximately 83.4% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2011, we had approximately $190.2 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 51.8% of our total loans outstanding as of that date.  Approximately 27.8% of this real estate are owner-occupied properties.  Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans.  They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt.  Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  Our commercial real estate loans declined $56.3 million, or 28.3%, from December 31, 2009 to December 31, 2011 as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout 2012 in accordance with our strategic plan.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2011, we had 92 loans on nonaccrual status totaling approximately $ 44.7 million, and our allowance for loan loss was $21.2 million.  For the year ended December 31, 2011, we recorded a provision for loan losses of $25.3 million as compared to a $23.1 million provision for loan losses for the year ended December 31, 2010.  Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Liquidity is essential to our business.  An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, issuance of additional equity securities, and other sources could have a substantial negative impact on our liquidity.  Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general.  Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, the change in our status from well-capitalized to significantly undercapitalized, or regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and deterioration in the credit markets.

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments.  As of December 31, 2011, we had brokered deposits of $75.6 million, representing 15.4% of our total deposits, of which $24.7 million is scheduled to mature in 2012, $24.4 million is scheduled to mature in 2013, $4.6 million is scheduled to mature in 2014 and the remainder is scheduled to mature in 2015.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from the Federal Home Loan Bank (the “FHLB”) advances, federal funds lines of credit from correspondent banks and QwickRate CDs obtained via the Internet. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are significantly undercapitalized, we are required to pledge additional collateral for FHLB advances.

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

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance.  As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank.

We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our bank under these laws could have a material adverse effect on our results of operations.

We are exposed to further changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury announced its CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See “Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank” above.

Because of our participation in the U.S. Treasury’s CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the Warrant.  These standards generally apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives; (iv) prohibition on providing tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock issued to Treasury through the CPP will reduce the net income available to common shareholders and our earnings per common share.  Notably, the dividend rate payable on the Series T Preferred Stock will increase from 5% to 9% on March 6, 2014.  Also, we have been forced to defer and accrue five quarterly dividend payments to Treasury and, thus, are prohibited from paying dividends on our common stock until all accrued dividends on our the Series T Preferred Stock are paid in full.  The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised.  The 91,714 shares of common stock underlying the warrant represent approximately 2.5% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  We note, however, that the exercise price on Treasury’s warrant is $21.09 and the Company’s current trading price was approximately $0.51 at December 31, 2011.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank.  Any such losses could have a material adverse effect on our financial condition and results of operations.

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive.  Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us.  The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks.  These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence.  Some competitors are able to offer more services, more favorable pricing or greater customer convenience than the Company.  In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers.  As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers.  If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology.  We rely on our systems to accurately track and record our assets and liabilities.  If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business.  Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

Negative public opinion surrounding our Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

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

Risks Related to Our Common Stock

There is no active public trading market for our common stock, and one is not expected to develop.

Our common stock is not listed for trading on any securities exchange, and we presently do not intend to apply to list our common stock on any national securities exchange at any time in the foreseeable future.  Consequently, the liquidity of our common stock, and our investors ability to sell shares of our common stock, will depend upon the interest of the Company, existing shareholders and other potential purchasers.  As a result of this limited market, it may be difficult to identify buyers to whom our investors can sell their shares of our common stock, and our investors may be unable to sell their shares at an established market price, at a price that is favorable to the investors, or at all.  This limited market will restrict our investors ability to sell shares of our common stock at a desirable or stable price or at all, at any one time.  Our investors should be prepared to own our common stock indefinitely.

We are currently prohibited from paying cash dividends, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends is limited by our Bank’s ability to pay cash dividends to our Company and by our need to maintain sufficient capital to support our operations.  The ability of our Bank to pay cash dividends to our Company is currently prohibited by the restrictions of the Consent Order.  Further, the Bank currently has negative retained earnings due to losses during 2009, 2010 and 2011 and therefore would be unable to pay cash dividends, regardless of the restrictions imposed by the Consent Order.  In addition, our Company also has negative retained earnings and is prohibited from paying dividends without the prior approval of the Federal Reserve Bank of Richmond.  Consequently, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock.

Pursuant to our Articles of Incorporation, we have the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

Shares of our common stock are not insured bank deposits and are subject to market risk.

Our shares of common stock are not deposits, savings accounts or other obligations of us, our Bank or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the FDIC or any other governmental agency.

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

During September, 2011, we closed our Covenant Towers branch in an effort to decrease our expenses.  Also in January 2012, the Company closed its branches in the Homewood community and on Meeting Street in Loris to decrease its number of branches from 13 to 11.  The Company closed these offices in order to reduce expenses without materially reducing the Company’s deposits and loans.

Item 3.  Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time.  We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by Item 5 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2011.

Item 6.  Selected Financial Data.

N/A.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2011.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2011.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.  Other Information.

On December 30, 2010, the Board of Directors amended and restated the Company’s bylaws to amend Article 3:  Directors, Section 6:  Retirement of Directors, to increase the mandatory retirement age of directors from age 70 to 75.  The Company recently discovered that the amended and restated bylaws had not previously been filed with the SEC and, accordingly, are attached to this Annual Report on Form 10-K as Exhibit 3.2.

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

Additional information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on April 26, 2012.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on April 26, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on April 26, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In response to this Item 13, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2012 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on April 26, 2012.

PART IV

Item 15.  Exhibits

3.1                               Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2                               Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010.

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

13                                  The Company’s 2011 Annual Report.

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

31.2                        Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                  Section 1350 Certifications.

99.1                        Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2                        Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101                           The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

*                                         Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 23, 2012	By:	/s/ James R. Clarkson
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

By:	/s/ Michael S. Addy	Date: March 23, 2012
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: March 23, 2012
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: March 23, 2012
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: March 23, 2012
D. Singleton Bailey, Director

By:	/s/ Franklin C. Blanton	Date: March 23, 2012
Franklin C. Blanton, Director

By:	/s/ James R. Clarkson	Date: March 23, 2012
James R. Clarkson, Director, President &
Chief Executive Officer (Principal Executive
Officer)

By:	/s/ Tommie W. Grainger	Date: March 23, 2012
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: March 23, 2012
Edward L. Loehr, Jr., Chief Financial
Officer (Principal Financial & Accounting
Officer)

By:	/s/ Gwyn G. McCutchen	Date: March 23, 2012
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: March 23, 2012
T. Freddie Moore, Director

By:	/s/ Carroll D. Padgett, Jr.	Date: March 23, 2012
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010.

13	The Company’s 2011 Annual Report.

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

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