Form 10-Q
period 2012-03-31
HCSB FINANCIAL CORP
filed 2012-05-14
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of May 14, 2012.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except shares)	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$31,915	$33,672
Securities available-for-sale	118,037	100,207
Nonmarketable equity securities	3,975	3,975
Total investment securities	122,012	104,182
Loans receivable	350,847	366,995
Less allowance for loan losses	(20,690)	(21,178)
Loans, net	330,157	345,817
Premises and equipment, net	22,281	22,514
Accrued interest receivable	2,836	2,776
Cash value of life insurance	10,377	10,285
Other real estate owned	15,998	15,665
Other assets	1,168	787
Total assets	$536,744	$535,698

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$37,459	$37,029
Interest-bearing transaction accounts	45,737	44,989
Money market savings accounts	123,764	124,987
Other savings accounts	8,207	7,615
Time deposits $100 M and over	145,196	131,561
Other time deposits	129,428	144,672
Total deposits	489,791	490,853
Repurchase Agreements	8,465	7,492
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,273	1,015
Other liabilities	1,303	1,306
Total liabilities	541,080	540,914
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 at March 31, 2012 and December 31, 2011	12,409	12,355
Common stock, $.01 par value; 10,000,000 shares authorized, 3,738,337 shares issued and outstanding at March 31, 2012 and December 31, 2011	37	37
Capital surplus	30,224	30,224
Common stock warrants	1,012	1,012
Accumulated deficit	(46,343)	(46,033)
Accumulated other comprehensive loss	(1,675)	(2,811)
Total shareholders’ equity	(4,336)	(5,216)
Total liabilities and shareholders’ equity	$536,744	$535,698

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Interest income:
Loans, including fees	$4,682	$5,670
Investment securities:
Taxable	727	1,682
Tax-exempt	103	216
Nonmarketable equity securities	11	8
Other interest income	20	14
Total	5,543	7,590

Interest expense:
Certificates of deposit $100M and over	350	666
Other deposits	710	1,270
Other interest expense	561	1,045
Total	1,621	2,981
Net interest income	3,922	4,609
Provision for loan losses	1,318	8,550

Net interest income (loss) after provision for loan losses	2,604	(3,941)

Noninterest income:
Service charges on deposit accounts	281	337
Credit life insurance commissions	6	7
Gain on sale of securities available-for-sale	72	1,815
Gain on sale of mortgage loans	50	155
Other fees and commissions	102	93
Brokerage commissions	37	67
Income from cash value of life insurance	115	116
Gain on sale of assets	170	—
Other operating income	38	25
Total	871	2,615

Noninterest expenses:
Salaries and employee benefits	1,660	1,974
Net occupancy expense	308	308
Furniture and equipment expense	301	328
Marketing expense	9	60
Prepayment penalties on FHLB advances	—	1,312
FDIC insurance premiums	391	523
Net cost of operations of other real estate owned	337	1,019
Other operating expenses	725	826
Total	3,731	6,350
Loss before income taxes	(256)	(7,676)
Income tax benefit	—	—
Net loss	$(256)	$(7,676)
Accretion of preferred stock to redemption value	54	50
Preferred dividends accrued	161	161
Net loss available to common shareholders	(471)	(7,887)

Basic loss per share	$(0.13)	$(2.10)
Diluted loss per share	$(0.13)	$(2.10)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net loss	$(256)	$(7,676)
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	788	(335)
Tax expense	—	124
Reclassification to realized gains	(72)	(1,815)
Tax expense	—	672
Write-down of deferred tax asset on AFS securities	420	—
Other comprehensive income	1,136	(1,354)
Comprehensive income (loss)	$880	$(9,030)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months ended March 31, 2012 and 2011

(Unaudited)

									Accumulated
			Common			Nonvested		Retained	other
(Dollars in thousands except	Common Stock		Stock	Preferred Stock		Restricted	Capital	Earnings	comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Net loss for the period								(7,676)		(7,676)
Other comprehensive income, net of tax									(1,354)	(1,354)
Accretion of preferred stock to redemption value					50			(50)		—
Termination of employee stock option plans	(42,508)	(1)				564	(563)			—
Balance, March 31, 2011	3,738,337	$37	$1,012	12,895	$12,202	$—	$30,224	$(24,539)	$(1,467)	$17,469
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$—	$30,224	$(46,033)	$(2,811)	$(5,216)
Net loss for the period								(256)		(256)
Other comprehensive income, net of tax									716	716
Valuation allowance on deferred tax asset on AFS securities									420	420
Accretion of preferred stock to redemption value					54			(54)		—
Balance, March 31, 2012	3,738,337	$37	$1,012	12,895	$12,409	$—	$30,224	$(46,343)	$(1,675)	$(4,336)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(256)	$(7,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	239	259
Provision for loan losses	1,318	8,550
Amortization less accretion on investments	(138)	195
Amortization of deferred loan costs	22	6
Net gain on sale of securities available-for-sale	(72)	(1,815)
(Gain) loss on sale of other real estate owned	63	(33)
Gain on sale of other assets	(170)	—
Writedowns of other real estate owned	—	789
Increase (decrease) in interest payable	258	69
(Increase) decrease in interest receivable	(60)	704
(Increase) decrease in other assets	(431)	1,072
Income (net of mortality cost) on cash value of life insurance	(92)	(96)
Decrease in other liabilities	(3)	(260)
Net cash provided by operating activities	678	1,764
Cash flows from investing activities:
Decrease in loans to customers	12,583	10,060
Purchases of securities available-for-sale	(27,812)	(514)
Maturities and calls of securities available-for-sale	9,039	11,663
Proceeds from sale of other real estate owned	1,341	4,228
Proceeds from sales of securities available-for-sale	2,289	94,232
Proceeds from sale of other assets	220	—
Repurchases of nonmarketable equity securities	—	(910)
Purchases of premises and equipment	(6)	(118)
Net cash provided (used) by investing activiities	(2,346)	118,641
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	547	(19,314)
Net decrease in time deposits	(1,609)	(49,190)
Net decrease in FHLB borrowings	—	(56,000)
Net increase in repurchase agreements	973	2,397
Net increase in fed funds purchased	—	330
Net cash provided (used) by financing activities	(89)	(121,777)

Net decrease in cash and cash equivalents	(1,757)	(1,372)
Cash and cash equivalents, beginning of period	33,672	19,562
Cash and cash equivalents, end of period	$31,915	$18,190

Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,363	$2,912

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2011 Annual Report.

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

As of February, 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulatory, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of our deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6,000,000 of trust preferred securities of our deferral of a quarterly interest payments.  The amount of each of our quarterly interest payments was $161,000, and as of March 31, 2012, the Company had $806,000 accrued on our dividend payments due on our Series T Preferred Stock issued to the U.S. Treasury.  Because we have deferred these five payments, we are prohibited from paying any dividends on our common stock until all deferred payments have been made in full.  As a result of our financial condition and these restrictions on the Company, including the restrictions on our Bank’s ability to pay dividends to the Company, there was no stock dividend declared in 2010, 2011, or the first three months of 2012.

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

On February 10, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”).   The Consent Order conveys specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

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

The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. In addition to continuing to search for additional capital, the Bank is also searching for a potential merger partner. While the Bank is pursuing both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, management believes that in the short-term the more realistic opportunity will be to raise additional capital.

Submit, by April 11, 2011, a written capital plan to the supervisory authorities.	We believe we have complied with this provision of the Consent Order.

Establish, by March 12, 2011, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Directors’ Committee.

We believe we have complied with this provision of the Consent Order. The Directors’ Committee meets monthly and each meeting includes reviews and discussions of all areas required in the Consent Order.

Develop, by May 11, 2011, a written analysis and assessment of the Bank’s management and staffing needs.

We believe we have complied with this provision of the Consent Order. In 2011, the Bank engaged an independent third party to perform an assessment of the Bank’s staffing needs to ensure the Bank has an appropriate organizational structure with qualified management in place. The Board of Directors has reviewed all recommendations regarding the Bank’s organizational structure.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, by March 12, 2011, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”

The Bank is in full compliance with requirement to eliminate all loans classified “Loss” and reduce by 50% all assets classified “Doubtful” by March 13, 2011, and reduce all classified assets by specific percentages over a period of two years. Assets classified in the Report of Examination conducted as of June 30, 2010 have been reduced by 44.2%, which is slightly less than the target reduction of 45% by February 9, 2012 as stated in the Consent Order. Management has allocated additional resources to the handling of non-accrual loans, loans in liquidation, and the disposition of OREO.

Review and update, by April 11, 2011, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

We believe we have complied with this provision of the Consent Order.

Submit, by April 11, 2011, a written plan to the	We believe we have complied with this provision of the

supervisory authorities to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”.

Consent Order. Assets classified in the Report of Examination conducted as of June 30, 2010 have been reduced by 44.2%, which is slightly less than the target reduction of 45% by February 9, 2012 as stated in the Consent Order.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

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

Perform, by April 11, 2011, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

We believe we have complied with this provision of the Consent Order.

Review, by April 11, 2011 and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.

We believe we have complied with this provision of the Consent Order. As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

Adopt, by May 11, 2011, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.

We believe we have complied with this provision of the Consent Order. As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

Review and update, by May 11, 2011, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.

We believe we have complied with this provision of the Consent Order. The Bank has engaged an independent third party to assist management with a strategic plan to help restructure its balance sheet, increase capital ratios, return to profitability and maintain adequate liquidity.

Review and update, by May 11, 2011, its written plan	We believe we have complied with this provision of the

addressing liquidity, contingent funding, and asset liability management.

Consent Order. In 2011, the Bank engaged an independent third party to assist management in its development of a strategic plan that achieves all requirements of the Consent Order. The strategic plan reflects the Bank’s plans to restructure its balance sheet, increase capital ratios, return to profitability, and maintain adequate liquidity. The Board of Directors has reviewed and adopted the Bank’s strategic plan.

Eliminate, by March 12, 2011, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits.

Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.

The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

Furnish, by March 12, 2011 and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the supervisory authorities.

Submit, by March 12, 2011, a written plan to the supervisory authorities for eliminating its reliance on brokered deposits.	We believe we have complied with the provision of the Consent Order.

Adopt, by April 11, 2011, an employee compensation plan after undertaking an independent review of compensation paid to all of the Bank’s senior executive officers.	We believe we have complied with the provision of the Consent Order.

Prepare and submit, by May 11, 2011, its written strategic plan to the supervisory authorities.

We believe we have complied with this provision of the Consent Order. In 2011, the Bank engaged an independent third party to assist management in its development of a strategic plan that achieves all requirements of the Consent Order. The Board of Directors has reviewed and adopted the Bank’s strategic plan.

There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board.  However, we believe we are currently in substantial compliance with the Consent Order except for the requirements to (i) achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets, and (ii) eliminate, by March 12, 2011, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”  Should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the

Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

At March 31, 2012, the Bank was categorized as “significantly undercapitalized.”  Our losses during 2010 and 2011 have adversely impacted our capital.  As a result, we have been pursuing a plan through which we intend to achieve the capital requirements set forth under the Consent Order and have ceased to grow the Bank.  Our plan to increase our capital ratios includes, among other things, the sale of assets, reduction in total assets, reduction of overhead expenses, and reduction of dividends as the primary means of improving the Bank’s capital position, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.  Pursuant to the requirements under the Consent Order, we submitted our capital plan to the FDIC for review.  The FDIC directed us to revise the capital plan and, in addition, to develop a capital restoration plan, which we resubmitted in September 2011.  We received the FDIC’s non-objection to the revised capital restoration plan on December 6, 2011.

We anticipate that we will need to raise a material amount of capital to return the Bank to an adequate level of capitalization.  As a result, with the assistance of our financial advisors, we are currently exploring a number of strategic alternatives to strengthen the capital level of the Bank.  We note that there are no assurances that we will be able to raise this capital on a timely basis or at all.

We are also working diligently to improve asset quality and to reduce the Bank’s investment in commercial real estate loans as a percentage of Tier 1 capital.  The Company is reducing its reliance on brokered deposits and is committed to improving the Bank’s capital position.

Written Agreement

On May 9, 2011, the Company entered into the Written Agreement with the Federal Reserve Bank of Richmond.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Written Agreement contains provisions similar to those in the Bank’s Consent Order.  Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before undertaking any of the following activities:

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2012. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2010, 2011 and the first three months of 2012 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  However, the Bank’s nonperforming assets began to stabilize during the first three months of 2012, as the Bank’s nonperforming assets equaled $86,449,000, or 16.11% of assets, as of March 31, 2012 as compared to $86,894,000, or 16.22% of assets, as of December 31, 2011. However, our level of impaired loans increased to $81,141,000 at March 31, 2012 compared to $80,410,000 at December 31, 2011. For the three months ended March 31, 2012, the Bank recorded a $1,318,000 provision to increase the allowance for loan losses to a level which, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of March 31, 2012. Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio for the remainder of 2012.  For the three months ended March 31, 2012, we recorded net loan charge-offs of $1,806,000, or 0.50% of average loans, as compared to net loan charge-offs of $6,969,000, or 1.58% of average loans, for the three months ended March 31, 2011.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2012 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2012, or at all. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the Company’s investments in the stock of the Federal Home Loan Bank (the “FHLB”).  The FHLB stock is carried at cost because the stock has no quoted market value and no ready market exists.  Investment in FHLB stock is a condition of borrowing from the FHLB, and the stock is pledged to collateralize the borrowings.  Dividends received on FHLB stock are included as a separate component in interest income.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of March 31, 2012, our gross deferred tax asset was $18,099,023.  However, as of March 31, 2012, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for our deferred tax asset in the amount of $18,099,023.  This valuation allowance reflects management’s estimate that the deferred tax asset is not more-likely-than-not to be realized.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the year.  Diluted net income per share is computed based on net income divided by the weighted average number of common and potential common shares.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —( continued)

and restricted stock awards.  Stock options that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 4 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Three Months Ended March 31, 2012
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(471)	3,738,337	$(0.13)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(471)	3,738,337	$(0.13)

	Three Months Ended March 31, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(7,887)	3,754,868	$(2.10)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(7,887)	3,754,868	$(2.10)

NOTE 5 -  INVESTMENT PORTFOLIO

Investment securities available-for-sale increased from $100,207,000 at December 31, 2011 to $118,037,000 at March 31, 2012 as a result of management’s concerted effort to increase the yield on our earning assets while maintaining the Bank’s liquidity position.  This represents an increase of $17,830,000, or 17.79%, from December 31, 2011 to March 31, 2012.

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of March 31, 2012, all securities were classified as available-for-sale.

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2012
Government-sponsored enterprises	$51,548	$126	$229	$51,445
Mortgage-backed securities	59,023	279	2,485	56,817
Obligations of state and local governments	9,141	634	—	9,775

Total	$119,712	$1,039	$2,714	$118,037

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2011
Government-sponsored enterprises	$42,010	$165	$33	$42,142
Mortgage-backed securities	50,706	177	3,677	47,206
Obligations of state and local governments	10,302	558	1	10,859

Total	$103,018	$900	$3,711	$100,207

The following is a summary of maturities of securities available-for-sale as of March 31, 2012.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one year but within five years	—
Due after five years but within ten years	14,923
Due after ten years	103,114

Total	$118,037

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

Securities Available for Sale

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Government-sponsored enterprises	$32,765	$229	$—	$—	$32,765	$229
Mortgage-backed securities	14,785	978	20,928	1,507	35,713	2,485
Obligations of state and local governments	—	—	—	—	—	—

Total	$47,550	$1,207	$20,928	$1,507	$68,478	$2,714

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Government-sponsored enterprises	$11,967	$33	$—	$—	$11,967	$33
Mortgage-backed securities	17,653	1,132	20,750	2,545	38,403	3,677
Obligations of state and local governments	1,576	1	—	—	1,576	1

Total	$31,196	$1,166	$20,750	$2,545	$51,946	$3,711

At March 31, 2012, the Bank had nine individual securities, or 17.73% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At March 31, 2012 and 2011, investment securities with a book value of $41,617,000 and $106,749,000, respectively, and a market value of $41,717,000 and $105,570,000, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $2,289,000 and $94,232,000 for the periods ended March 31, 2012 and March 31, 2011, respectively.  Gross realized gains on sales of available-for-sale securities as of March 31, 2012 were $72,000 and gross realized losses were $0.  As of March 31, 2011, gross realized gains on sales of available-for-sale securities were $1,993,000 and gross realized losses were $178,000.

NOTE 6 - LOAN PORTFOLIO

The Company has experienced a decline in its loan portfolio throughout 2012 of $16,148,000, as a result of a decline in loan demand in our marketplace, to $350,847,000 as of March 31, 2012.  Management has concentrated on improving the credit quality of the loan portfolio. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization.  Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets.  The loan-to-deposit ratios were 71.63% and 74.77% at March 31, 2012 and December 31, 2011, respectively.  The loans-to-total borrowed funds ratio was 65.15% and 68.14% at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the loan portfolio by category at March 31, 2012 and December 31, 2011 and highlights the Company’s general emphasis on mortgage lending.

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Residential	$159,552	$163,502
Commercial Real Estate	132,309	142,485
Commercial	50,938	52,273
Consumer	8,048	8,735
Total gross loans	$350,847	$366,995

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.18% of our loan portfolio at March 31, 2012.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  Commercial real estate loans declined $10.2 million, or 7.1%, as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2012 in accordance with our strategic plan.  There are no foreign loans, and agricultural loans, as of March 31, 2012, were $9,719,000.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

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

NOTE 6 - LOAN PORTFOLIO (continued)

	Three months ended
	March 31,
(Dollars in thousands)	2012	2011
Balance, January 1	$21,178	$14,489
Provision for loan losses for the period	1,318	8,550
Net loans charged-off for the period	(1,806)	(6,969)
Balance, end of period	$20,690	$16,070

The following chart details the activity within our allowance for loan losses as of March 31, 2012 and December 31, 2011:

March 31, 2012		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:

Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(284)	(408)	(20)	(1,284)	(1,996)
Recoveries	88	92	4	6	190
Provisions	278	(104)	10	1,134	1,318
Ending balance	$3,321	$9,820	$97	$7,452	$20,690

Ending balances:
Individually evaluated for impairment	$1,981	$7,011	$11	$3,640	$12,643

Collectively evaluated for impairment	$1,340	$2,809	$86	$3,812	$8,047

Total	$3,321	$9,820	$97	$7,452	$20,690

Loans receivable:

Ending balance - total	$50,938	$132,309	$8,048	$159,552	$350,847

Ending balances:
Individually evaluated for impairment	$7,238	$47,490	$149	$26,264	$81,141

Collectively evaluated for impairment	$43,700	$84,819	$7,899	$133,288	$269,706

December 31, 2011		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:

Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	(3,484)	(10,769)	(193)	(5,389)	(19,835)
Recoveries	136	543	29	545	1,253
Provisions	4,765	13,229	136	7,141	25,271
Ending balance	$3,239	$10,240	$103	$7,596	$21,178

Ending balances:
Individually evaluated for impairment	$1,827	$6,605	$—	$4,191	$12,623

Collectively evaluated for impairment	$1,412	$3,635	$103	$3,405	$8,555

Total	$3,239	$10,240	$103	$7,596	$21,178

Loans receivable:

Ending balance - total	$52,273	$142,485	$8,735	$163,502	$366,995

Ending balances:
Individually evaluated for impairment	$7,036	$52,957	$44	$20,373	$80,410

Collectively evaluated for impairment	$45,237	$89,528	$8,691	$143,129	$286,585

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)

							Recorded
							Investments
	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
March 31, 2012	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing

Commercial	$300	$292	$2,817	$3,409	$47,529	$50,938	$—
Commercial real estate:
Construction	1,714	201	20,693	22,608	38,618	61,226	—
Other	1,595	—	9,658	11,253	59,830	71,083	—
Real Estate:
Other	940	1,905	10,218	13,063	146,489	159,552	—
Consumer:
Other	136	51	82	269	6,916	7,185	—
Revolving credit	8	1	—	9	854	863	—
Total	$4,693	$2,450	$43,468	$50,611	$300,236	$350,847	$—

							Recorded
							Investments
	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
December 31, 2011	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing

Commercial	$743	$117	$2,076	$2,936	$49,261	$52,273	$76
Commercial real estate:
Construction	224	1,239	20,659	22,122	44,755	$66,877	—
Other	—	341	9,342	9,683	65,925	$75,608	—
Real Estate:
Residential	2,331	1,321	12,585	16,237	147,265	$163,502	—
Consumer:
Other	159	58	20	237	7,594	$7,831	—
Revolving credit	17	6	—	$23	881	$904	—
Total	$3,474	$3,082	$44,682	$51,238	$315,681	$366,995	$76

NOTE 6 — LOAN PORTFOLIO - continued

Credit Risk Management

Another method used to monitor the loan portfolio is credit grading.  Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers.  The management of credit risk involves the processes of loan underwriting and loan administration.  The Company seeks to manage credit risk through a strategy of making loans within the Company’s primary marketplace and within the Company’s limits of expertise.  Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina.  A continuation of the economic downturn or prolonged recession could result in a further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have a negative impact on our business.  Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company’s loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment.  Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans.  The Company also seeks to limit total exposure to individual and affiliated borrowers.  The Company seeks to manage risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

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

NOTE 6 — LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2012 and December 31, 2011.

March 31, 2012		Commercial
(Dollars in thousands)	Residential	Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$—	$2,033	$901	$2,934
Grade 2 - Modest	9,567	5,172	1,856	63	16,658
Grade 3 - Average	5,650	2,813	6,569	296	15,328
Grade 4 - Satisfactory	99,741	69,769	26,710	5,826	202,046
Grade 5 - Watch	7,025	1,438	1,353	390	10,206
Grade 6 - Special Mention	9,462	5,080	2,907	305	17,754
Grade 7 - Substandard	28,107	46,119	9,288	267	83,781
Grade 8 - Doubtful		1,918	222		2,140
Grade 9 - Loss	—	—	—	—	—
Total Loans	$159,552	$132,309	$50,938	$8,048	$350,847

December 31, 2011		Commercial
(Dollars in thousands)	Residential	Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$45	$2,261	$1,058	$3,364
Grade 2 - Modest	11,294	6,371	1,755	77	19,497
Grade 3 - Average	4,806	3,230	5,919	333	14,288
Grade 4 - Satisfactory	102,105	75,075	28,869	6,258	212,307
Grade 5 - Watch	3,624	2,001	1,569	464	7,658
Grade 6 - Special Mention	12,216	7,360	2,480	243	22,299
Grade 7 - Substandard	29,269	46,425	9,194	302	85,190
Grade 8 - Doubtful	188	1,978	226		2,392
Grade 9 - Loss	—	—	—	—	—
Total Loans	$163,502	$142,485	$52,273	$8,735	$366,995

Loans graded one through four are considered “pass” credits.  As of March 31, 2012, approximately 67.54% of the loan portfolio had a credit grade of Prime, Good, Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of March 31, 2012, we had loans totaling $27,960,000 on the watch list.  Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits.  At March 31, 2012, classified loans totaled $85,921,000, with $76,144,000 being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2012, impaired loans totaled $81,141,000, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.   Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  At March 31, 2012, the recorded investment in impaired loans was $81,141,000 compared to $69,519,000 at March 31, 2011.

The following chart details our impaired loans, which includes TDRs totaling $55,643,000 and $55,105,000, by category as of March 31, 2012 and December 31, 2011, respectively:

		Unpaid		Average	Interest
March 31, 2012	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,160	$2,160	$—	$2,158	$18
Commercial real estate	14,289	14,289	—	13,610	120
Residential	11,200	11,200	—	11,764	113
Consumer	62	62	—	53	—
Total	$27,711	$27,711	$—	$27,585	$251
With a related allowance recorded:
Commercial	$5,078	$5,188	$1,981	$5,097	$43
Commercial real estate	33,201	35,748	7,011	35,596	152
Residential	15,064	15,302	3,640	15,915	88
Consumer	87	87	11	43	1
Total	$53,430	$56,325	$12,643	$56,651	$284
Total
Commercial	$7,238	$7,348	$1,981	$7,255	$61
Commercial real estate	47,490	50,037	7,011	49,206	272
Residential	26,264	26,502	3,640	27,679	201
Consumer	149	149	11	96	1
Total	$81,141	$84,036	$12,643	$84,236	$535

		Unpaid		Average	Interest
December 31, 2011	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,140	$2,155	$—	$1,529	$63
Commercial real estate	12,820	12,931	—	14,238	441
Residential	11,297	12,329	—	9,711	457
Consumer	44	44	—	45	3
Total	$26,301	$27,459	$—	$25,523	$964
With a related allowance recorded:
Commercial	$4,896	$5,005	$1,827	$3,573	$195
Commercial real estate	32,912	35,444	6,605	30,273	383
Residential	16,301	16,527	4,191	15,583	320
Consumer	—	—	—	—	—
Total	$54,109	$56,976	$12,623	$49,429	$898
Total
Commercial	$7,036	$7,160	$1,827	$5,102	$258
Commercial real estate	45,732	48,375	6,605	44,511	824
Residential	27,598	28,856	4,191	25,294	777
Consumer	44	44	—	45	3
Total	$80,410	$84,435	$12,623	$74,952	$1,862

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

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

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming TDRs	$32,957	$30,582
Performing TDRs:
Commercial	4,141	4,178
Commercial real estate - construction	10,429	11,874
Residential	8,072	8,427
Consumer	44	44
Total performing TDRs	$22,686	$24,523
Total TDRs	$55,643	$55,105

The following table summarizes how loans that were considered TDRs during the first quarter and TDRs that have subsequently defaulted during the first quarter.  Defaulted loans are those loans that are greater than 29 days past due.

	For the quarter ended			For the quarter ended
	March 31, 2012			March 31, 2012
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
(Dollars in thousands except contracts)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	1	$38	$38	1	$740	$740
Residential	2	561	561	1	208	208
Commercial and industrial	2	191	191	1	607	607
Total loans	5	$790	$790	3	$1,555	$1,555

All of the five modifications that were done during the first quarter of 2012 were term concessions.

NOTE 7 — OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of year	$15,665	$16,891
Additions	1,737	12,040
Sales	(1,404)	(11,023)
Write-downs	—	(2,243)
Balance, end of period	$15,998	$15,665

NOTE 8 — DEPOSITS

As of March 31, 2012, total deposits decreased by $1,062,000, or 0.22%, from December 31, 2011.  The largest decrease was in other time deposits, which decreased $15,244,000 from $144,672,000 at December 31, 2011, due to the maturity of a portion of our brokered CDs. Expressed in percentages, noninterest-bearing deposits increased 1.16% and interest-bearing deposits decreased 0.33%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of March 31, 2012, we had brokered deposits of $57,708,000, representing 11.79% of our total deposits as compared to $75,586,000, representing 15.40% of our total deposits as of December 31, 2011. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from Federal Home Loan Bank advances, Qwickrate CDs, and federal funds lines of credit from correspondent banks.

Balances within the major deposit categories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Noninterest-bearing transaction accounts	$37,459	$37,029
Interest-bearing transaction accounts	45,737	44,989
Savings and money market savings accounts	131,971	132,602
Certificate of deposits	274,624	276,233
Total deposits	$489,791	$490,853

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2012:

	Interest	Loan
(Dollars in thousands)	Rate	Balances
Advances maturing on:
December 8, 2014	3.24%	5,000
September 4, 2018	3.60%	2,000
September 10, 2018	3.45%	5,000
September 18, 2018	2.95%	5,000
August 20, 2019	3.86%	5,000
Total		$22,000

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $5,000,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $5,000,000.   Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of March 31, 2012, $5,000,000 were fixed rate credits and $17,000,000 were convertible advances.

At March 31, 2012, the Company had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $14,485,000, our commercial real estate loans totaling approximately $21,528,000, our home equity lines of credit of $14,850,000, and our multifamily loans of $480,000.  We have also pledged our investment in FHLB stock of $3,789,000, which is included in nonmarketable equity securities, and $5,762,000 of our securities portfolio. The Company has $4,670,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $83,111 and $86,777 at March 31, 2012 and 2011, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $917 for the periods ended March 31, 2012 and 2011.  Due to diminishing cash available at the holding company level, the Company has deferred interest payments in the amount of approximately $215,000 on the trust preferred securities since February 2011.

NOTE 11 — SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12,062,011.  The notes bear interest at the rate of 9% per annum payable semiannually on April 5th and October 5th and are callable by the Company four years after the date of issuance and mature 10 years from the date of issuance.  After October 5, 2014 and until maturity, the notes bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%, provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum.  The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

The Company was prohibited by the Federal Reserve Bank of Richmond from paying interest due on the subordinated notes for the payment period ended April 5, 2012.  In addition, the Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

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

Repurchase Agreements — The carrying value of these instruments is a reasonable estimate of fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Measurements
			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Financial Assets:
Cash and due from banks	$31,915	$31,915	$31,915	$—	$—
Investment securities available-for-sale	118,037	118,037	2,626	115,411	—
Nonmarketable equity securities	3,975	3,975	3,975	—	—
Loans (net)	330,157	331,289	—	—	331,289
Accrued interest receivable	2,836	2,836	2,836	—	—

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	215,167	215,167	—	215,167	—
Certificates of deposit	274,624	273,418	—	273,418	—
Repurchase agreements	8,465	8,465	—	8,465	—
Advances from the Federal Home Loan Bank	22,000	22,697	—	22,697	—
Subordinated debentures	12,062	12,062	—	—	12,062
Junior subordinated debentures	6,186	6,186	—	6,186	—
Accrued interest payable	1,273	1,273	1,273	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$31,411	N/A
Standby letters of credit	$516	N/A

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and such other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Generally accepted accounting principles require disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Accounting principles establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO.  Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Assets and Liabilities Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$2,626	$54,191	$—
Government-sponsored agencies	$—	$51,445	$—
Obligation of State & Local governments	$—	$9,775	$—
Total	$2,626	$115,411	$—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$—	$47,206	$—
Government-sponsored agencies	$—	$42,142	$—
Obligation of State & Local governments	$1,576	$9,283	$—
Total	$1,576	$98,631	$—

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Measurements on a Non-Recurring Basis

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of March 31, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans		$—	$68,498
Other real estate owned	$—	$—	$15,998
Total	$—	$—	$84,496

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$67,787
Other real estate owned	$—	$—	$15,665
Total	$—	$—	$83,452

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note.  Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans.  At March 31, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1.  If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate.  The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate is carried at fair value less estimated selling costs.  Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2.  However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation.  In situations where management adjustments are significant to the fair value measurements in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	March 31,	Valuation	Unobservable	Range
(Dollars in thousands)	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans
Commercial	$5,257	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 27% (4.93%)
Commercial real estate	40,479	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 92% (7.91%)
Residential	22,624	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 90% (13.22%)
Consumer	138	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	2% - 4% (2.43%)
Other real estate owned
Commercial real estate	12,654	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 50% (9.09%)
Residential	3,344	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0%
	$84,496

NOTE 13 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure that are not otherwise disclosed herein.  On May 8, 2012, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase our authorized shares of common stock from 10,000,000 shares to 500,000,000 shares.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”), and the following:

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

•                  results of examinations by the FDIC and the State Board and other regulatory authorities, including the possibility that any such regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

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

•                  changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury’s CPP and other governmental initiatives affecting the financial services industry;

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

These risks are exacerbated by the developments over the last four years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the present, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The first three months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients’ liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Many analysists believe the weak economic conditions may improve marginally during the remainder of 2012. Nevertheless, financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Effects of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing in 2009, we recognized that acquisition, development and construction real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During 2009 through 2011, delinquencies over 90 days increased, resulting in an increase in nonaccrual loans, indicating significant credit quality deterioration and probable losses.  In particular, loans secured by real estate (approximately 83.4%, 82.4%, and 81.7% of our loans had real estate as a primary or secondary component of collateral as of December 31, 2009, 2010, and 2011, respectively), including acquisition, development and construction projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales.  This deterioration manifested itself in our borrowers in the following ways: (1) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (2) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (3) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The cumulative result of the above was a significant increase in the level of our nonperforming assets during 2009, 2010, and 2011.  As of December 31, 2011, our nonperforming assets equaled $86.9 million, or 16.22% of assets, as compared to $74.2 million, or 9.43% of assets, as of December 31, 2010, and $29.6 million, or 3.91% of assets, as of December 31, 2009.  The increase in our nonperforming assets led to the increase in our provision for loan losses and other noninterest expenses, as well as in the amount of other real estate we own, which includes real estate acquired through foreclosure.  For the year ended December 31, 2011, we recorded a provision for loan losses of $25.3 million and net loan charge-offs of $18.6 million, or 4.53% of average loans, as compared to a $23.1 million provision for loan losses and net loan charge-offs of $16.1 million, or 3.33% of average loans, for the year ended December 31, 2010, and a $10.4 million provision for loan losses and net loan charge-offs of $7.3 million, or 1.54% of average loans, for the year ended December 31, 2009.  Our amount of other real estate owned was $15.7 million at December 31, 2011, compared to $16.9 million at December 31, 2010 and $6.4 million at December 31, 2009.

However, the economy has shown signs of stabilizing, which is reflected by the slight improvement in the levels of our nonperforming assets during the first quarter of 2012.  Our nonperforming assets declined $445,000 to $86.4 million, or 16.11% of assets, at March 31, 2012 compared to $86.9 million at December 31, 2011.  The slight decrease in our nonperforming assets led to a decline in our provision for loan losses and other noninterest expenses.  For the three months ended March 31, 2012, we recorded a provision for loan losses of $1.3 million compared to $8.6 million during the first quarter of 2011 and net loan charge-offs of $1.8 million, or 0.50% of average loans, compared to net loan charge-offs of $7.0 million, or 1.58% of average loans, during the first quarter of 2011.  Also, our net interest margin increased to 3.14% for the three months ended March 31, 2012 compared to 2.63% for the comparable period in 2011 due to decline in our cost of funds throughout 2011 and 2012.  In total, the above produced an improvement in our net loss from $7.7 million for the three months ended March 31, 2011 to a net loss of $256,000 for the three months ended March 31, 2012.  We believe that we have now identified the majority of our problem assets, but we will continue to monitor our loan portfolio very carefully and work aggressively to reduce our problem assets.

Recent Regulatory Developments

Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

On February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board.   The Consent Order conveys specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, see Note 2-”Regulatory Matters and Going Concern Considerations — Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions” to our Consolidated Financial Statements.

Written Agreement

On May 9, 2011, the Company entered into the Written Agreement with the Federal Reserve Bank of Richmond.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.  For additional information on the Written Agreement, see Note 2-”Regulatory Matters and Going Concern Considerations — Written Agreement with the Federal Reserve Bank of Richmond” to our Consolidated Financial Statements.

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

Our Strategic Plan

As a response to the general economic downturn, and more recently, to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for additional capital but also a search for a potential merger partner.  We are continuing to pursue both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, we believe that in the short-term our more realistic opportunity will be to raise additional capital.  We believe that approximately $7.5 million in capital would return the Bank to “adequately capitalized” and $17.5 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of March 31, 2012.  If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital.  However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios.  There are no assurances that we will be able to raise this capital on a timely basis or at all.  If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality.  We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets.  We reduced the Bank’s total assets from $787.4 million at December 31, 2010 to $536.7 million at March 31, 2012, as we believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement.  We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

Enhancing the Credit Quality of the Loan Portfolio.  During 2010, 2011, and 2012, we aggressively increased our reserves for losses and focused substantial time and effort on managing the liquidation of nonperforming assets.  We are working to hold our borrowers accountable for the principal and interest owed.  We have initiated workout plans for problem loans that are designed to promptly collect on or rehabilitate those problem loans in an effort to convert them to earning assets, and we are pursuing foreclosure in certain instances.  Additionally, we are marketing our inventory of foreclosed real estate, but given that we would likely be required to accept discounted sales prices below appraised value if we tried to dispose of these assets quickly, we have been taking a more measured and deliberate approach with these sales efforts.

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during the second half of 2011 and first three months of 2012.  Primarily as a result of the stabilization and improvement in our loan portfolio, we incurred a net loss of $7.6 million during the previous nine months ended March 31, 2012 compared to a net loss of $21.6 million during the first six months of 2011.

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

Reducing ADC and CRE Loan Concentrations.  As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio.  We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to other real estate owned or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature.  During the period from December 31, 2009 to March 31, 2012, we were able to decrease the Bank’s total CRE loan portfolio from $199.8 million to $132.3 million, or 33.7%.  If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

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

We also reduced marketing expenses incurred by the Bank at a savings of $670,577 in 2011 as compared to 2009.  We closed two branches in January 2012, and we continue to analyze other noninterest expenses for further opportunities for reductions.  We believe that reduction of our level of nonperforming assets will also significantly reduce our operating costs, which is evidenced by the fact that expenses related to nonperforming assets in 2011 were more than $1.5 million above similar expenses incurred in 2008 prior to the downturn in the local real estate market and the resulting rise in the level of nonperforming assets.

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

Recent Legislative Developments

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the TARP, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), the Dodd—Frank Act and related economic recovery programs. Some of the more recent actions include those described in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

In addition, on April 5, 2012, the Jumpstart Our Business Startup Act (the “JOBS Act”) was signed into law. The JOBS Act is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. The SEC has been directed to issue rules implementing these amendments by April 5, 2013. We are currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Company.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Earnings Performance

During the first quarter of 2012, the Bank has experienced declines in net interest income of $687,000, or 14.91% over the comparable period in 2011.  The decline in our net interest income was partially the result of the decline in the average loan balance from $439,990,000 at March 31, 2011 to $358,202,000 at March 31, 2012 and due to an increase in nonaccrual loans.  The Bank plans on improving our net interest income by employing more of our liquid assets into our securities portfolio, which is a higher yielding earning asset, and by diligently working to improve the quality of our loan portfolio.  The Bank had a decrease in noninterest expenses of $2,619,000, or 41.24%, from $6,350,000 during the first quarter of 2011 to $3,731,000 for the comparable period in 2012.  During the first quarter of 2011, the Bank incurred penalties of $1,312,000 in the prepayment of $56,000,000 in FHLB advances in an effort to reduce the asset size of the Bank.  The Bank experienced a reduction in the net cost associated with our other real estate owned of $682,000, or 66.93%, between the two periods due to the real estate values stabilizing in our marketplace.  The improvement in real estate values and the overall quality of the loan portfolio has resulted in a reduction in our provision for loan losses of $7,232,000, or 84.58%, from $8,550,000 during the first quarter of 2011 to $1,318,000 during the comparable period in 2012.  Because of the combination of the above factors, the Bank experienced a net loss of $256,000, a decrease of $7,420,000, from the first quarter of 2011. The above resulted in a loss per share of $0.13 for the quarter ended March 31, 2012 as compared to loss per share of $2.10 for the comparable period in 2011.

Net Interest Income

For the quarter ended March 31, 2012, net interest income was $3,922,000, a decrease of $687,000, or 14.91%, over the same period in 2011.  Interest income from loans, including fees, was $4,682,000 for the three months ended March 31, 2012, a decrease of $988,000, or 17.43%, over the three months ended March 31, 2011.  This decrease was attributable to the decrease in the average volume of our loan portfolio from March 31, 2011 of $439,990,000 to $358,202,000 as of March 31, 2012 and due to the loss of interest on nonaccrual loans.  Interest income on taxable securities totaled $727,000, a decrease of $955,000, or 56.78%, over the first quarter of 2011.  Our interest income on taxable securities decreased due to management’s decision to decrease the portfolio during 2011 from an average balance of $257,374,000 as of March, 31, 2011 to $104,167,000 as of March 31, 2012 to help reduce the Bank’s assets.  Interest expense for the three months ended March 31, 2012 was $1,621,000, compared to $2,981,000 for the same period in 2011, a decrease of $1,360,000, or 45.62%.  This decrease is attributable to our decrease in the cost of funding, which decreased from 1.73% as of March 31, 2011 to 1.30% as of March 31, 2012, particularly in the cost of our savings and certificate of deposits (CDs).  The net interest margin realized on earning assets was 3.13% for the three months ended March 31, 2012, as compared to 2.59% for the three months ended March 31, 2011.  The interest rate spread increased from 2.63% at March 31, 2011 to 3.14% at March 31, 2012.

The following is a three month ending average balance sheet for March 31, 2012 and 2011:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Average	Yield/
(Dollars in thousands)	Balance	Rate

ASSETS

Loans	$358,202	5.26%	$439,990	5.23%
Securities	104,167	3.20%	257,374	2.99%
Nonmarketable Equity Securities	3,975	1.11%	6,426	0.50%
Fed funds sold and other (incl. FHLB)	36,483	0.22%	7,914	0.72%
Total earning assets	$502,827	4.43%	$711,704	4.33%
Cash and due from banks	1,245		6,936
Allowance for loan losses	(21,068)		(14,655)
Premises & equipment	22,425		23,371
Other assets	29,744		39,676
Total assets	$535,173		$767,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Transaction accounts	$44,673	0.22%	$42,761	0.28%
Savings	131,169	0.42%	194,670	0.86%
CDs	276,604	1.31%	325,791	1.86%
Other borrowings	29,434	3.36%	115,352	2.63%
Subordinate debt	12,062	9.14%	12,062	9.01%
Junior subordinated debentures	6,186	2.67%	6,186	1.84%
Total interest-bearing liabilities	$500,128	1.30%	$696,822	1.73%
Non-interest deposits	37,260		41,150
Other liabilities	2,444		2,743
Stockholders’ equity	(4,659)		26,317
Total liabilities & equity	$535,173		$767,032

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $20,690,000 and $16,070,000, or 5.90% and 3.77% of total loans, as of March 31, 2012 and 2011, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the three months ended March 31, 2012 and 2011, the provision was $1,318,000 and $8,550,000, respectively.  During the quarter ended March 31, 2012, the Bank recorded charge-offs of $1,996,000 and recoveries of $190,000.  Impaired loans at March 31, 2012 totaled $81,141,000.  Loans totaling $85,921,000 were considered classified loans, and $27,960,000 were criticized as of March 31, 2012.

Primarily as a result of the current economic downturn, our reserve for loan losses has increased significantly over the past two years. The Bank has had a history of good credit performance as measured by historical delinquency and charge-off rates. However, these historically satisfactory rates have been under pressure as the economy continues its extended downturn with respect to real estate values.  Many of our borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for us to fully recover the principal and interest owed.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

We have expanded our internal loan review, which incorporates a comprehensive written analysis of all watch loans prepared by our lending officers and reviewed by our senior management team. We incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.  Our expanded internal loan analysis confirmed that many of our borrowers are facing the increasing stress of declines in cash flows from the underlying properties and an increasing pressure of greatly reduced liquidity from having to invest personal funds into ongoing projects.

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

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required, especially considering the overall weakness in the commercial real estate market in our market areas. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2012 was $871,000, a decrease of $1,744,000, or 66.69%, over the same period in 2011.  The decrease of $1,744,000 is largely a result of the realization of fewer gains on sale of securities, which decreased $1,743,000, or 96.03%, from $1,815,000 for the three months ended March 31, 2011 to $72,000 for the three months ended March 31, 2012.  There were also decreases in the income generated from the sale of residential mortgage loans in the secondary market of $105,000, or 67.74%, from $155,000 for the three months ended March 31, 2011 to $50,000 for the comparable period in 2012 due to the reduction in personnel in this area of the Bank.  There were also a reduction in the service charges on deposit accounts, which decreased $56,000, or 16.62%, to $281,000 for the three months ended March 31, 2012 due to the decline in the fee income generated from NSF fees.  These decreases were partially offset by increases in the gains on sale of assets.  The gains on sale of assets increased $170,000 for the three months ended March 31, 2012 due to the gains realized in the sale of our repossessions.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In December 2010, the Federal Reserve Board issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve Board to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  Our ATM/Debit card fee income is included in other noninterest income and was $55,000 and $47,000 for the three months ended March 31, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2012 was $3,731,000, a decrease of $2,619,000, or 41.24%, over the three months ended March 31, 2011.  The primary basis for the decline was the decrease in prepayment penalties on our FHLB borrowings of $1,312,000 during the quarter ended March 31, 2011 as a result of the prepayment of $56,000,000 of FHLB borrowings during 2011 due to management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  The Bank also had a decrease in its net cost associated with the operation of our other real estate owned of $682,000, or 66.93%, from $1,019,000 for the three months ended March 31, 2011 to $337,000 for the comparable period in 2012.  During the first quarter of 2012, we had sales of our other real estate owned at approximately their book value, which resulted in fewer write-downs than in the first quarter of 2011.  There were also decreases in salaries and employee benefits of $314,000, or 15.91%, from $1,974,000 during the quarter ended March 31, 2011 to $1,660,000 for the same period in 2012. This was a result of a reduction in personnel during 2011.  Also, there was a reduction in our FDIC insurance premiums of $132,000 or 25.24%, from $523,000 for the period ended March 31, 2011 to $391,000 for the comparable period in 2012 due to the decrease in our deposits during 2011 and due to the change in the assessment calculation. The assessment base changed to an asset based calculation effective for the second quarter of 2011. There were also decreases in other operating expenses of $101,000, or 12.23%, to $725,000 due to a reduction in general operating expenses of the Bank throughout 2011 and 2012.

Income Taxes

There was no income tax benefit for the three months ended March 31, 2012 and 2011.  During 2011, the Company provided for a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term.  Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at March 31, 2012 will not be realized, and accordingly, has established a full valuation allowance in the amount of $18,099,023.

Assets and Liabilities

During the quarter ended March 31, 2012, total assets increased $1,046,000, or 0.20%, when compared to December 31, 2011.  The primary reason for the increase in assets was due to an increase in securities available-for-sale of $17,830,000 during the quarter ended March 31, 2012.  Total gross loans decreased during the quarter ended March 31, 2012 by $16,148,000, or 4.40%, to $350,847,000 due to pay-offs within our loan portfolio.  Total deposits decreased $1,062,000, or 0.22%, from the December 31, 2011 balance of $490,853,000, as a result of our decision to decrease the interest rates paid on our deposits and due to the maturity of a portion of our brokered CD portfolio.  Within the deposit area, interest-bearing deposits decreased $1,492,000, or 0.33%, and noninterest-bearing deposits increased $430,000, or 1.16%, during the quarter ended March 31, 2012.

Investment Securities

Investment securities available-for-sale increased from $100,207,000 at December 31, 2011 to $118,037,000 at March 31, 2012 as a result of management’s concerted effort to increase the Bank’s net interest margin and maintain its liquidity.  This represents an increase of $17,830,000, or 17.79%, from December 31, 2011 to March 31, 2012.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at March 31, 2012 and December 31, 2011.

Investment Securities Portfolio Composition

(Dollars in thousands)	March 31, 2012	December 31, 2011
Government-Sponsored Enterprises	$51,445	$42,142
Obligations of state and local governments	9,775	10,859
Mortgage-backed securities	56,817	47,206
Nonmarketable equity securities	3,975	3,975

Total securities	$122,012	$104,182

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
March 31, 2012	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After five years but within ten years	$11,029	2.96%
After ten years	40,416	3.25%
	51,445	3.19%

Obligations of states and local government due:
After five years but within ten years	3,894	3.91%
After ten years	5,881	4.38%
	9,775	4.20%

Mortgage-backed securities	56,817	2.58%

Nonmarketable equity securities	3,975	1.23%
	$122,012	3.37%

Loans

Net loans decreased $15,660,000, or 4.53%, from December 31, 2011 to March 31, 2012 as a result of management’s concerted effort to help improve the capital position of the Bank.  Balances within the major loans receivable categories are as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Residential	$159,552	$163,502
Commercial Real Estate	132,309	142,485
Commercial	50,938	52,273
Consumer	8,048	8,735
Total gross loans	$350,847	$366,995

The following table presents the Company’s rate sensitivity of its loan portfolio at each of the time intervals indicated for the period ended March 31, 2012 and December 31, 2011 and may not be indicative of the Company’s rate sensitivity at other points in time:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$129,619	$139,813
Over one through three months	15,980	10,365
Over three through twelve months	47,812	51,844
Over twelve months	157,436	164,973
Total	$350,847	$366,995

The rate characteristics of our loan portfolio consist of $99,045,000, or 28.23%, of floating interest rates and $251,802,000, or 71.77%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  The provision charged to expense was $1,318,000 for the three months ended March 31, 2012 compared to $8,550,000 for the comparable period in 2011.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Loans: Nonaccrual loans	$43,468	$44,682

Loan identified by the internal review mechanism:
Criticized	$27,960	$29,957
Classified	$85,921	$87,582

Activity in the Allowance for Loan Losses is as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2012	2011
Balance, January 1	$21,178	$14,489
Provision for loan losses for the period	1,318	8,550
Net loans charged-off for the period	(1,806)	(6,969)
Balance, end of period	$20,690	$16,070

Gross loans outstanding, end of period	$350,847	$412,259
Allowance for Loan Losses to loans outstanding	5.90%	3.90%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

Deposits

Our primary source of funds for loans and investments is our deposits.  As of March 31, 2012, total deposits had decreased by $1,062,000, or 0.22%, from December 31, 2011.  The largest decrease was in other time deposits, which decreased $15,244,000 to $129,428,000 at March 31, 2012.  Expressed in percentages, noninterest-bearing deposits increased 1.16% and interest-bearing deposits decreased 0.33%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of March 31, 2012, we had brokered deposits of $57,708,000, representing 11.79% of our total deposits as compared to $87,767,000, representing 15.66% of our total deposits as of March 31, 2011. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012		December 31, 2011
	Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$37,260	0.00%	$41,121	0.00%
Interest-bearing transaction accounts	44,673	0.22%	43,257	0.23%
Money market and other savings accounts	131,169	0.42%	162,966	0.60%
Time deposits	276,604	1.31%	288,675	1.70%
Total deposits	$489,706	0.87%	$536,019	1.12%

At March 31, 2012 and December 31, 2011, the scheduled maturities of time deposits were as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$14,459	$16,770
Over one through three months	25,832	32,292
Over three through twelve months	126,629	115,708
Over twelve months	107,704	111,463
Total	$274,624	$276,233

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2011
Advances from Federal Home Loan Bank	$112,200	$49,618	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $4,670,000 in excess with the FHLB that is available if liquidity needs should arise.  As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 65.15% at March 31, 2012 and 68.14% at December 31, 2011.

Unpledged securities available-for-sale, which totaled $76,320,000 at March 31, 2012, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one-to-fourteen day basis for general corporate purposes.  At March 31, 2012, unused lines of credit totaled $10,000,000, which the lender has required to be secured with securities as collateral.  The lender has reserved the right not to renew their respective lines.

The Bank’s greatest source of liquidity resides in its unpledged securities portfolio.  This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders.  The Bank has implemented a plan to address these risks and strengthen its liquidity position.  To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings.  In addition to cash liquidity, the Bank will also maintain a minimum of 15% on balance sheet liquidity.  These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2012, we had issued commitments to extend credit of $31,411,000 and standby letters of credit of $516,000 through various types of commercial lending arrangements. At December 31, 2011, we had issued commitments to extend credit of $28,799,000 and standby letters of credit totaled $516,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2012:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$278	$2,012	$13,909	$16,199	$15,212	$31,411
Standby letters of credit	—	170	254	424	92	516
Total	$278	$2,182	$14,163	$16,623	$15,304	$31,927

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity increased from a deficit of $5,216,000 at December 31, 2011 to a deficit of $4,336,000 at March 31, 2012. The increase of $880,000 is primarily attributable to the net unrealized gain in fair market value on securities available-for-sale, which increased $1,136,000, or 40.41%.  Shareholders’ equity was also negatively impacted by the net loss experienced during the first quarter of 2012 of $256,000.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31,		December 31,
(Dollars in thousands)	2012		2011

Return on average assets	$(0.05)%		(4.63)%
Return on average equity		(1)	(1)
Equity to assets ratio	(0.87)%		1.83%

(1) We believe return on average equity is irrelevant at this time due to our negative average equity position.

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

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, Bank must maintain a minimum Tier 1 leverage ratio of at least 4%.  Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

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

As of March 31, 2012, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.”  Our losses for 2010 and 2011 have adversely impacted our capital.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order.  In addition, the Consent Order required us to achieve and maintain by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total average assets.  We did not meet that requirement and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011.  The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011.  We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011.  If we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 — “Regulatory Matters Going Concern Considerations” located in the notes to our unaudited condensed consolidated financial statements.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2012
The Company
Total capital (to risk-weighted assets)	$6,680	1.71%	$31,236	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	3,340	0.86%	15,618	4.00%	N/A		N/A
Tier 1 capital (to average assets)	3,340	0.62%	21,407	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$20,759	5.32%	$31,243	8.00%	$39,054		10.00%
Tier 1 capital (to risk-weighted assets)	15,682	4.02%	15,622	4.00%		(1)	(1)
Tier 1 capital (to average assets)	15,682	2.93%	21,391	4.00%	42,783		8.00%
December 31, 2011
The Company
Total capital (to risk-weighted assets)	$7,190	1.77%	$32,492	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	3,595	0.89%	16,246	4.00%	N/A		N/A
Tier 1 capital (to average assets)	3,595	0.67%	21,540	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$20,896	5.14%	$32,496	8.00%	$40,620		10.00%
Tier 1 capital (to risk-weighted assets)	15,620	3.85%	16,248	4.00%		(1)	(1)
Tier 1 capital (to average assets)	15,620	2.90%	21,516	4.00%	43,032		8.00%

(1) Minimum capital amounts and ratios presented as of March 31, 2012 and December 31, 2011, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of March 31, 2012 and December 31, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2011 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2012 and the date of this Form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that:

•                  On January 31, 2012, W. Vaughn Stanaland and Stanaland Stewart Company, LLC filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-768.  The Complaint names the Bank as the defendant.  The Complaint alleges that the Bank promised to loan the plaintiff up to 90% of the amount that the plaintiff would invest in the Company’s subordinated promissory notes offering in the second and third quarters of 2010 if the plaintiff needed access to these funds prior to the maturity of the subordinated notes, and, once the plaintiff applied for the loan, the Bank denied the loan request.  The Complaint seeks rescission of the subordinated notes instrument, reformation of the contractual relationship between the parties, specific performance, declaratory and injunctive relief, actual damages, and punitive damages as allowed by law.  The Company believes that the claims asserted in the Complaint are without merit and that the proceeding will not have any material adverse effect on the financial condition or operations of Company.

•                  On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295.  The Complaint names the Company and the Bank and the current members of the Company’s Board of Directors as defendants.  The Complaint alleges that the plaintiffs were misled into investing in the Company’s subordinated promissory notes offering in the second and third quarters of 2010.  The Complaint alleges that the Bank promised to loan the plaintiff up to 90% of the amount that the plaintiff would invest in the subordinated notes offering if the plaintiff needed access to these funds prior to the maturity of the subordinated notes, and, once the plaintiff applied for the loan, the Bank denied the loan request.  The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees, and costs.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1                           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                    Section 1350 Certifications.

101                              The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)                                  (1) As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2012	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2012	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.