Form 10-Q
period 2012-06-30
HCSB FINANCIAL CORP
filed 2012-08-13
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of August 13, 2012.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$34,181	$33,672
Securities available-for-sale	116,735	100,207
Nonmarketable equity securities	2,426	3,975
Total investment securities	119,161	104,182
Loans receivable	336,787	366,995
Less allowance for loan losses	(18,446)	(21,178)
Loans, net	318,341	345,817
Premises and equipment, net	22,095	22,514
Accrued interest receivable	2,590	2,776
Cash value of life insurance	10,470	10,285
Other real estate owned	23,147	15,665
Other assets	1,044	787
Total assets	$531,029	$535,698

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	37,511	37,029
Interest-bearing transaction accounts	40,485	44,989
Money market savings accounts	102,796	124,987
Other savings accounts	7,778	7,615
Time deposits $100,000 and over	166,389	131,561
Other time deposits	126,513	144,672
Total deposits	481,472	490,853
Repurchase Agreements	10,803	7,492
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,543	1,015
Other liabilities	1,533	1,306
Total liabilities	535,599	540,914
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 at June 30, 2012 and December 31, 2011	12,463	12,355
Common stock, $.01 par value; 10,000,000 and 500,000,000 shares authorized at December 31, 2011 and June 30, 2012, respectively, 3,738,337 shares issued and outstanding at June 30, 2012 and December 31, 2011	37	37
Capital surplus	30,224	30,224
Common stock warrants	1,012	1,012
Accumulated deficit	(47,682)	(46,033)
Accumulated other comprehensive loss	(624)	(2,811)
Total shareholders’ equity	(4,570)	(5,216)
Total liabilities and shareholders’ equity	$531,029	$535,698

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Loans, including fees	$8,993	$11,065	$4,311	$5,395
Investment securities:
Taxable	1,473	2,731	746	1,049
Tax-exempt	190	411	87	195
Nonmarketable equity securities	27	24	16	16
Other interest income	41	29	21	15
Total	10,724	14,260	5,181	6,670

Interest expense:
Certificates of deposit $100M and over	710	1,193	360	528
Other deposits	1,344	2,297	634	1,026
Other interest expense	1,121	1,785	560	740
Total	3,175	5,275	1,554	2,294
Net interest income	7,549	8,985	3,627	4,376
Provision for loan losses	3,370	17,615	2,052	9,065
Net interest income (loss) after provision for loan losses	4,179	(8,630)	1,575	(4,689)

Noninterest income:
Service charges on deposit accounts	558	680	277	343
Credit life insurance commissions	11	11	5	4
Gain on sale of securities available-for-sale	473	2,561	401	746
Gain on sale of mortgage loans	90	324	40	169
Other fees and commissions	227	213	125	120
Brokerage commissions	46	202	9	135
Income from cash value of life insurance	233	238	118	122
Net gain on sale of assets	170	3	—	3
Other operating income	103	52	65	27
Total	1,911	4,284	1,040	1,669

Noninterest expenses:
Salaries and employee benefits	3,257	3,886	1,597	1,912
Net occupancy expense	606	621	298	313
Furniture and equipment expense	614	677	313	349
Marketing expense	15	94	6	34
Prepayment penalties on FHLB advances	—	2,554	—	1,242
FDIC insurance premiums	873	1,248	482	725
Net cost of operations of other real estate owned	688	1,496	351	477
Other operating expenses	1,578	1,723	853	897
Total	7,631	12,299	3,900	5,949
Loss before income taxes	(1,541)	(16,645)	(1,285)	(8,969)
Income tax benefit	—	4,998	—	4,998
Net loss	$(1,541)	$(21,643)	$(1,285)	$(13,967)
Accretion of preferred stock to redemption value	108	100	54	51
Preferred dividends accrued	325	323	162	161
Net loss available to common shareholders	(1,974)	(22,066)	(1,501)	(14,179)
Basic loss per share	$(0.53)	$(5.89)	$(0.40)	$(3.78)
Diluted loss per share	$(0.53)	$(5.89)	$(0.40)	$(3.78)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net loss	$(1,541)	$(21,643)	$(1,285)	$(13,967)
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	1,851	1,349	1,063	1,686
Tax expense	—	(499)	—	(624)
Reclassification to realized gains	(473)	(2,561)	(401)	(746)
Tax expense	—	948	—	276
Write-down of deferred tax asset on AFS securities	809	—	389	—
Other comprehensive income	2,187	(763)	1,051	592
Comprehensive income (loss)	$646	$(22,406)	$(234)	$(13,375)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months ended June 30, 2012 and 2011

(Unaudited)

									Accumulated
			Common			Nonvested		Retained	other
(Dollars in thousands except	Common Stock		Stock	Preferred Stock		Restricted	Capital	Earnings	comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Comprehensive loss								(21,643)	(763)	(22,406)
Accretion of preferred stock to redemption value					100			(100)		—
Termination of employee stock option plans	(42,508)	(1)				564	(563)			—
Balance, June 30, 2011	3,738,337	$37	$1,012	12,895	$12,252	$—	$30,224	$(38,556)	$(876)	$4,093
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$—	$30,224	$(46,033)	$(2,811)	$(5,216)
Comprehensive income								(1,541)	2,187	646
Accretion of preferred stock to redemption value					108			(108)		—
Balance, June 30, 2012	3,738,337	37	1,012	12,895	12,463	—	30,224	(47,682)	(624)	$(4,570)

See notes to condensed financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,541)	$(21,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	466	517
Deferred income tax benefit	—	4,862
Provision for loan losses	3,370	17,615
Amortization less accretion on investments	(218)	94
Amortization of deferred loan costs	26	11
Net gain on sale of securities available-for-sale	(473)	(2,561)
Loss on sale of other real estate owned	141	244
Gain on sale of other assets	(170)	(3)
Impairment loss on assets held for resale	19	—
Writedowns of other real estate owned	—	789
Increase (decrease) in interest payable	528	(252)
Decrease in interest receivable	186	1,423
(Increase) decrease in other assets	(307)	2,114
Income (net of mortality cost) on cash value of life insurance	(185)	(195)
Increase (decrease) in other liabilities	227	(50)
Net cash provided by operating activities	2,069	2,965
Cash flows from investing activities:
Decrease in loans to customers	13,951	16,607
Purchases of securities available-for-sale	(57,905)	(514)
Maturities and calls of securities available-for-sale	30,576	20,052
Proceeds from sale of other real estate owned	2,506	7,144
Proceeds from sales of securities available-for-sale	13,679	164,431
Proceeds from sale of other assets	220	—
Proceeds from sale of fixed assets	1	—
Redemptions of nonmarketable equity securities	1,549	253
Purchases of premises and equipment	(67)	(129)
Net cash provided by investing activities	4,510	207,844
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	7,288	(38,037)
Net decrease in time deposits	(16,669)	(75,404)
Net decrease in FHLB borrowings	—	(82,200)
Net increase in repurchase agreements	3,311	5,098
Net cash (used) by financing activities	(6,070)	(190,543)

Net increase in cash and cash equivalents	509	20,266
Cash and cash equivalents, beginning of period	33,672	19,562
Cash and cash equivalents, end of period	$34,181	$39,828

Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,647	$5,527

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2012 and for the interim periods ended June 30, 2012 and 2011 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2011 Annual Report which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12,895,000 in cash.  Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and results of Operations for additional information.

As of February, 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulatory, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6,000,000 of trust preferred securities of its deferral of the quarterly interest payments.  The amount of each of the Company’s quarterly interest payments was $161,000 and, as of June 30, 2012, the Company had $966,000 of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury.  Because the Company has deferred these six payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.  In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders.  As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors.  The Company granted the Treasury’s request and beginning in June of 2012, a representative of Treasury has attended the Company’s monthly board meetings.  As a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, there was no stock dividend declared on the Company’s common stock in 2010, 2011, or the first six months of 2012.

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

We believe we have complied with this provision of the Consent Order.

Submit, by April 11, 2011, a written plan to the supervisory authorities to reduce classified assets, which	We believe we have complied with this provision of the Consent Order.

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

Review and update, by May 11, 2011, its written plan addressing liquidity, contingent funding, and asset liability management.	We believe we have complied with this provision of the Consent Order. In 2011, the Bank engaged an independent third party to assist management in its

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

There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board.  However, we believe we are currently in substantial compliance with the Consent Order except for the requirements to achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  Should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

As of June 30, 2012, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.”  Our losses during 2010, 2011, and the first six months of 2012 have adversely impacted our capital.  As a result, we have been pursuing a plan through which we intend to achieve the capital requirements set forth under the Consent Order and have ceased to grow the Bank.  Our plan to increase our capital ratios includes, among other things, the sale of assets, reduction in total assets, reduction of overhead expenses, and reduction of dividends as the primary means of improving the Bank’s capital position, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.  Pursuant to the requirements under the Consent Order, we submitted our capital plan to the FDIC for review.  The FDIC directed us to revise the capital plan and, in addition, to develop a capital restoration plan, which we resubmitted in September 2011.  We received the FDIC’s non-objection to the revised capital restoration plan on December 6, 2011.

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

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

We believe we are currently in substantial compliance with the Written Agreement.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2012. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2010, 2011 and the first six months of 2012 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  However, the Bank’s nonperforming assets began to stabilize during the first six months of 2012, as the Bank’s nonperforming assets equaled $82,167,000, or 15.47% of assets, as of June 30, 2012 as compared to $86,894,000, or 16.22% of assets, as of December 31, 2011.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio for the remainder of 2012.  For the six months ended June 30, 2012, we recorded net loan charge-offs of $6,102,000, or 1.73% of average loans, as compared to net loan charge-offs of $10,988,000, or 2.55% of average loans, for the six months ended June 30, 2011.

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

The Company will also need to raise substantial additional capital to increase capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.  Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2012 or at all. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of June 30, 2012, our gross deferred tax asset was $17,898,846.  However, as of June 30, 2012, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for our deferred tax asset in the amount of $17,898,846.  This valuation allowance reflects management’s estimate that the deferred tax asset is not more-likely-than-not to be realized.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the year.  Diluted net income per share is computed based on net income divided by the weighted average number of common and potential common shares.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –( continued)

and restricted stock awards.  Stock options that are anti-dilutive are excluded from the calculation of diluted net income per share.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP Warrant to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

NOTE 4 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Six Months Ended June 30, 2012
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(1,974)	3,738,337	$(0.53)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(1,974)	3,738,337	$(0.53)

	Six Months Ended June 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(22,066)	3,746,557	$(5.89)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(22,066)	3,746,557	$(5.89)

	Three Months Ended June 30, 2012
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(1,501)	3,738,337	$(0.40)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(1,501)	3,738,337	$(0.40)

	Three Months Ended June 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(14,179)	3,746,557	$(3.78)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(14,179)	3,746,557	$(3.78)

NOTE 5 -  INVESTMENT PORTFOLIO

Investment securities available-for-sale increased from $100,207,000 at December 31, 2011 to $116,735,000 at June 30, 2012 as a result of management’s concerted effort to increase the yield on our earning assets while maintaining the Bank’s liquidity position.  This represents an increase of $16,528,000, or 16.49%, from December 31, 2011 to June 30, 2012.

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of June 30, 2012, all securities were classified as available-for-sale.

Securities available-for-sale at June 30, 2012 and December 31, 2011 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2012
Government-sponsored enterprises	$50,379	$333	$12	$50,700
Mortgage-backed securities	59,679	290	1,586	58,383
Obligations of state and local governments	7,301	390	39	7,652

Total	$117,359	$1,013	$1,637	$116,735

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2011
Government-sponsored enterprises	$42,010	$165	$33	$42,142
Mortgage-backed securities	50,706	177	3,677	47,206
Obligations of state and local governments	10,302	558	1	10,859

Total	$103,018	$900	$3,711	$100,207

The following is a summary of maturities of securities available-for-sale as of June 30, 2012.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one year but within five years	—
Due after five years but within ten years	15,046
Due after ten years	101,689

Total	$116,735

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

Securities Available for Sale

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Government-sponsored enterprises	$7,916	$12	$—	$—	$7,916	$12
Mortgage-backed securities	2,527	26	35,175	1,560	37,702	1,586
Obligations of state and local governments	3,441	39	—	—	3,441	39

Total	$13,884	$77	$35,175	$1,560	$49,059	$1,637

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Government-sponsored enterprises	$11,967	$33	$—	$—	$11,967	$33
Mortgage-backed securities	17,653	1,132	20,750	2,545	38,403	3,677
Obligations of state and local governments	1,576	1	—	—	1,576	1

Total	$31,196	$1,166	$20,750	$2,545	$51,946	$3,711

At June 30, 2012, the Bank had 16 individual securities, or 30.13% of the security portfolio, that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At June 30, 2012 and 2011, investment securities with a book value of $39,057,000 and $63,679,000, respectively, and a market value of $39,130,000 and $62,597,000, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $13,679,000 and $164,431,000 for the periods ended June 30, 2012 and June 30, 2011, respectively.  Gross realized gains on sales of available-for-sale securities as of June 30, 2012 were $473,000 and gross realized losses were $0.  For the six months ended June 30, 2011, gross realized gains on sales of available-for-sale securities were $2,824,000 and gross realized losses were $263,000.

NOTE 6 - LOAN PORTFOLIO

The Company has experienced a decline in its loan portfolio throughout the first six months of 2012 of $30,208,000, as a result of a decline in loan demand in our marketplace, to $336,787,000 as of June 30, 2012.  Management has concentrated on improving the credit quality of the loan portfolio. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization.  Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets.  The loan-to-deposit ratios were 69.95% and 74.77% at June 30, 2012 and December 31, 2011, respectively.  The loans-to-total borrowed funds ratio was 63.24% and 68.14% at June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the loan portfolio by category at June 30, 2012 and December 31, 2011 and highlights the Company’s general emphasis on mortgage lending.

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Residential	$152,893	$163,502
Commercial Real Estate	122,575	142,485
Commercial	52,995	52,273
Consumer	8,324	8,735
Total gross loans	$336,787	$366,995

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 81.79% of our loan portfolio at June 30, 2012.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  Commercial real estate loans declined $19,910,000, or 13.97%, from December 31, 2011 as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2012 in accordance with our strategic plan.  There are no foreign loans, and agricultural loans, as of June 30, 2012, were $12,702,000.  There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

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

NOTE 6 - LOAN PORTFOLIO (continued)

The following chart details the activity within our allowance for loan losses for the six months ended June 30, 2012 and June 30, 2011:

June 30, 2012		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(469)	(3,393)	(44)	(2,710)	(6,616)
Recoveries	93	326	7	88	514
Provisions	912	1,126	37	1,295	3,370
Ending balance	$3,775	$8,299	$103	$6,269	$18,446

Ending balances:
Individually evaluated for impairment	$2,410	$4,872	$11	$2,496	$9,789

Collectively evaluated for impairment	$1,365	$3,427	$92	$3,773	$8,657

Total	$3,775	$8,299	$103	$6,269	$18,446

Loans receivable:

Ending balance - total	$52,995	$122,575	$8,324	$152,893	$336,787

Ending balances:
Individually evaluated for impairment	$6,949	$41,032	$147	$22,425	$70,553

Collectively evaluated for impairment	$46,046	$81,543	$8,177	$130,468	$266,234

June 30, 2011		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	(2,075)	(6,576)	(46)	(2,934)	(11,631)
Recoveries	19	419	17	188	643
Provisions	2,663	10,551	94	4,307	17,615
Ending balance	$2,429	$11,631	$196	$6,860	$21,116

Ending balances:
Individually evaluated for impairment	$953	$7,959	$88	$3,886	$12,886

Collectively evaluated for impairment	$1,476	$3,672	$108	$2,974	$8,230

Total	$2,429	$11,631	$196	$6,860	$21,116

Loans receivable:

Ending balance - total	$59,929	$212,176	$10,131	$112,907	$395,143

Ending balances:
Individually evaluated for impairment	$4,658	$47,537	$138	$19,857	$72,190

Collectively evaluated for impairment	$55,271	$164,639	$9,993	$93,050	$322,953

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)

							Recorded
							Investments
	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
June 30, 2012	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing

Commercial	$224	$327	$2,173	$2,724	$50,271	$52,995	$—
Commercial real estate:
Construction	283	158	18,310	18,751	48,533	67,284	—
Other	1,295	1,630	4,066	6,991	48,300	55,291	—
Real Estate:
Other	955	704	6,068	7,727	145,166	152,893	—
Consumer:
Other	140	3	113	256	7,178	7,434	—
Revolving credit	8	2	—	10	880	890	—
Total	$2,905	$2,824	$30,730	$36,459	$300,328	$336,787	$—

							Recorded
							Investments
	30-59 Days	60-89 Days	Nonaccrual	Total Past		Total Loans	90 Days and
December 31, 2011	Past Due	Past Due	Loans	Due	Current	Receivable	Accruing

Commercial	$743	$117	$2,076	$2,936	$49,261	$52,273	$76
Commercial real estate:
Construction	224	1,239	20,659	22,122	44,755	66,877	—
Other	—	341	9,342	9,683	65,925	75,608	—
Real Estate:
Residential	2,331	1,321	12,585	16,237	147,265	163,502	—
Consumer:
Other	159	58	20	237	7,594	7,831	—
Revolving credit	17	6	—	$23	881	904	—
Total	$3,474	$3,082	$44,682	$51,238	$315,681	$366,995	$76

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

NOTE 6 — LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2012 and December 31, 2011.

June 30, 2012		Commercial
(Dollars in thousands)	Residential	Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$—	$2,382	$892	$3,274
Grade 2 - Modest	10,114	5,016	1,319	52	16,501
Grade 3 - Average	7,779	2,844	6,306	258	17,187
Grade 4 - Satisfactory	93,376	62,797	29,087	6,172	191,432
Grade 5 - Watch	7,007	5,528	1,652	398	14,585
Grade 6 - Special Mention	10,806	3,902	3,829	260	18,797
Grade 7 - Substandard	23,811	40,593	8,204	292	72,900
Grade 8 - Doubtful	—	1,895	216	—	2,111
Grade 9 - Loss	—	—	—	—	—
Total Loans	$152,893	$122,575	$52,995	$8,324	$336,787

December 31, 2011		Commercial
(Dollars in thousands)	Residential	Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$45	$2,261	$1,058	$3,364
Grade 2 - Modest	11,294	6,371	1,755	77	19,497
Grade 3 - Average	4,806	3,230	5,919	333	14,288
Grade 4 - Satisfactory	102,105	75,075	28,869	6,258	212,307
Grade 5 - Watch	3,624	2,001	1,569	464	7,658
Grade 6 - Special Mention	12,216	7,360	2,480	243	22,299
Grade 7 - Substandard	29,269	46,425	9,194	302	85,190
Grade 8 - Doubtful	188	1,978	226	—	2,392
Grade 9 - Loss	—	—	—	—	—
Total Loans	$163,502	$142,485	$52,273	$8,735	$366,995

Loans graded one through four are considered “pass” credits.  As of June 30, 2012, approximately 67.82% of the loan portfolio had a credit grade of Minimal, Modest, Average, and Satisfactory.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of June 30, 2012, we had loans totaling $33,382,000 on the watch list.  Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits.  At June 30, 2012, classified loans totaled $75,011,000, with $66,299,000 being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2012, impaired loans totaled $70,553,000, compared to $72,190,000 at June 30, 2011, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  Loans that are rated substandard through the Bank’s credit review process must have updated and current appraisal reports, which are requested the earlier of (a) the one-year anniversary date since the last appraisal report, or (b) any significant changes in the real estate market conditions or changes to the collateral itself that would have a substantial affect on the collateral’s value.  Appraisal reports are continuously monitored by the appraisal review division of the credit administration department and also by the special assets department of the Bank.  All appraisal reports are based upon the “as-is” conditions of the collateral.  If the estimated market or sales period is greater than one year, the appropriate holding period costs are deducted, including marketing, taxes, insurance, and other overhead expenses, before discounting the value using an appropriate discount rate to determine its present value.  The Bank will permit in-house residential appraisal reports to be completed by its staff appraiser, who must follow all of the requirements and procedures as established by the Uniform Standards of Professional Appraisal Practice (USPAP), Title XI of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and the Uniform Residential Appraisal Report (URAR) for appraisals on 1-4 family residential properties.  The staff appraiser uses all available information and data, including the Multiple Listing Service (Prop Tools), the SiteTech Analysis System, public records at the county real estate department, real estate information services, and local realtors and builders to determine market value.

The following chart details our impaired loans, which includes TDRs totaling $47,024,000 and $55,105,000, by category as of June 30, 2012 and December 31, 2011, respectively:

		Unpaid		Average	Interest
June 30, 2012	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,061	$2,061	$—	$2,108	$27
Commercial real estate	16,939	16,939	—	14,935	228
Residential	9,192	9,192	—	10,760	209
Consumer	61	61	—	53	—
Total	$28,253	$28,253	$—	$27,856	$464
With a related allowance recorded:
Commercial	$4,888	$4,998	$2,410	$5,002	$88
Commercial real estate	24,093	26,558	4,872	31,001	210
Residential	13,233	13,443	2,496	14,985	209
Consumer	86	86	11	43	2
Total	$42,300	$45,085	$9,789	$51,031	$509
Total
Commercial	$6,949	$7,059	$2,410	$7,110	$115
Commercial real estate	41,032	43,497	4,872	45,936	438
Residential	22,425	22,635	2,496	25,745	418
Consumer	147	147	11	96	2
Total	$70,553	$73,338	$9,789	$78,887	$973

		Unpaid		Average	Interest
December 31, 2011	Recorded-	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,140	$2,155	$—	$1,529	$63
Commercial real estate	12,820	12,931	—	14,238	441
Residential	11,297	12,329	—	9,711	457
Consumer	44	44	—	45	3
Total	$26,301	$27,459	$—	$25,523	$964
With a related allowance recorded:
Commercial	$4,896	$5,005	$1,827	$3,573	$195
Commercial real estate	32,912	35,444	6,605	30,273	383
Residential	16,301	16,527	4,191	15,583	320
Consumer	—	—	—	—	—
Total	$54,109	$56,976	$12,623	$49,429	$898
Total
Commercial	$7,036	$7,160	$1,827	$5,102	$258
Commercial real estate	45,732	48,375	6,605	44,511	824
Residential	27,598	28,856	4,191	25,294	777
Consumer	44	44	—	45	3
Total	$80,410	$84,435	$12,623	$74,952	$1,862

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

The following is a summary of information pertaining to our TDRs:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming TDRs	$20,364	$30,582
Performing TDRs:
Commercial	4,638	4,178
Commercial real estate - construction	11,804	11,874
Residential	10,174	8,427
Consumer	44	44
Total performing TDRs	$26,660	$24,523
Total TDRs	$47,024	$55,105

The following table summarizes how loans that were considered TDRs during the six and three months ended June 30, 2012 and TDRs that have subsequently defaulted during the six and three months ended June 30, 2012.  Defaulted loans are those loans that are greater than 29 days past due.

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2012
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
(Dollars in thousands except contracts)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	6	$2,166	$2,166	1	$564	$564
Single-family residential	5	2,399	2,399	1	525	525
Commercial and industrial	11	764	764	1	95	95
Consumer	—	—	—	—	—	—
Total loans	22	$5,329	$5,329	3	$1,184	$1,184

Of the 22 loans that were restructured during the first half of 2012, seventeen were term concessions and five were rate concessions.

	For the quarter ended			For the quarter ended
	June 30, 2012			June 30, 2012
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
(Dollars in thousands except contracts)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	3	$894	$894	1	$564	$564
Single-family residential	2	1,269	1,269	1	525	525
Commercial and industrial	8	557	557	1	95	95
Consumer	—	—	—	—	—	—
Total loans	13	$2,720	$2,720	3	$1,184	$1,184

Of the 13 loans that were restructured during the second quarter of 2012, nine were term concessions and four were rate concessions.

NOTE 7 — OTHER REAL ESTATE OWNED

The following chart describes the transactions in other real estate owned for the six months ended June 30, 2012 and year ended December 31, 2011:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of year	$15,665	$16,891
Additions	10,129	12,040
Sales	(2,647)	(11,023)
Write-downs	—	(2,243)
Balance, end of period	$23,147	$15,665

NOTE 8 — DEPOSITS

As of June 30, 2012, total deposits decreased by $9,381,000, or 1.91%, from December 31, 2011.  The largest decrease was in money market savings accounts, which decreased $22,191,000 from $124,987,000 at December 31, 2011. Expressed in percentages, noninterest-bearing deposits increased 1.30% and interest-bearing deposits decreased 2.17%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of June 30, 2012, we had brokered deposits of $57,711,000, representing 11.99% of our total deposits as compared to $75,586,000, representing 15.40% of our total deposits as of December 31, 2011. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances, Qwickrate CDs, and federal funds lines of credit from correspondent banks. Of our $57,711,000 in brokered deposits, $14,627,000 of our brokered deposits will mature during the second half of 2012.

Balances within the major deposit categories as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Noninterest-bearing transaction accounts	37,511	37,029
Interest-bearing transaction accounts	40,485	44,989
Savings and money market savings accounts	110,574	132,602
Certificate of deposits	292,902	276,233
Total deposits	481,472	490,853

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at June 30, 2012:

(Dollars in thousands)	Interest	Loan
Advances maturing on:	Rate	Balances

December 8, 2014	3.24%	5,000
September 4, 2018	3.60%	2,000
September 10, 2018	3.45%	5,000
September 18, 2018	2.95%	5,000
August 20, 2019	3.86%	5,000
Total		$22,000

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $5,000,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $5,000,000.  Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of June 30, 2012, $5,000,000 were fixed rate credits and $17,000,000 were convertible advances.

At June 30, 2012, the Company had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $12,711,000, our commercial real estate loans totaling approximately $19,284,000, our home equity lines of credit of $14,713,000, and our multifamily loans of $463,000.  We have also pledged our investment in FHLB stock of $2,240,000, which is included in nonmarketable equity securities, and $7,160,000 of our securities portfolio. The Company has $4,352,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust, a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $82,194 and $85,861 at June 30, 2012 and 2011, respectively, and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from junior subordinated debentures totaled $1,833 for the periods ended June 30, 2012 and 2011.  The Company was prohibited by the Federal Reserve Bank of Richmond from paying interest due on the trust preferred securities and thus the Company has deferred interest payments in the amount of approximately $256,000 since February 2011.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Measurements
			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
(Dollars in thousands)	Carrying	Estimated	active markets	inputs	inputs
June 30, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$34,181	$34,181	$34,181	$—	$—
Investment securities available-for-sale	116,735	116,735	3,035	113,700	—
Nonmarketable equity securities	2,426	2,426	2,426	—	—
Loans (net)	318,341	318,231	—	—	318,231
Accrued interest receivable	2,590	2,590	2,590	—	—

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	188,570	188,570	—	188,570	—
Certificates of deposit	292,902	291,652	—	291,652	—
Repurchase agreements	10,803	10,803	—	10,803	—
Advances from the Federal Home Loan Bank	22,000	22,697	—	22,697	—
Subordinated debentures	12,062	12,062	—	—	12,062
Junior subordinated debentures	6,186	6,186	—	6,186	—
Accrued interest payable	1,543	1,543	1,543	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$28,877	N/A
Standby letters of credit	$491	N/A

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$—	$58,383	$—
Government-sponsored agencies	$3,035	$47,665	$—
Obligation of State & Local governments	$—	$7,652	$—
Total	$3,035	$113,700	$—

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$—	$47,206	$—
Government-sponsored agencies	$—	$42,142	$—
Obligation of State & Local governments	$1,576	$9,283	$—
Total	$1,576	$98,631	$—

NOTE 12 — FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Measurements on a Non-Recurring Basis

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of June 30, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans		$—	$60,764
Other real estate owned	$—	$—	$23,147
Total	$—	$—	$83,911

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$67,787
Other real estate owned	$—	$—	$15,665
Total	$—	$—	$83,452

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note.  Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans.  At June 30, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1.  If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate.  The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	June 30,	Valuation	Unobservable	Range
(Dollars in thousands)	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans
Commercial	$4,539	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 100.00% (13.04%)
Commercial real estate	36,160	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 54.33% (8.61%)
Residential	19,929	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 221.86% (9.83%)
Consumer	136	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 13.60% (4.75%)
Other real estate owned
Commercial real estate	18,522	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 50.00% (6.27%)
Residential	4,625	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00%
	$83,911

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, and the following:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The first six months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients’ liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

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

The cumulative result of the above was a significant increase in the level of our nonperforming assets during 2009, 2010, and 2011.  As of December 31, 2011, our nonperforming assets equaled $86.9 million, or 16.22% of assets, as compared to $74.2 million, or 9.43% of assets, as of December 31, 2010, and $29.6 million, or 3.91% of assets, as of December 31, 2009.  The increase in our nonperforming assets led to the increase in our provision for loan losses and other noninterest expenses, as well as in the amount of OREO, which includes real estate acquired through foreclosure.  For the year ended December 31, 2011, we recorded a provision for loan losses of $25.3 million and net loan charge-offs of $18.6 million, or 4.53% of average loans, as compared to a $23.1 million provision for loan losses and net loan charge-offs of $16.1 million, or 3.33% of average loans, for the year ended December 31, 2010, and a $10.4 million provision for loan losses and net loan charge-offs of $7.3 million, or 1.54% of average loans, for the year ended December 31, 2009.  Our amount of OREO was $15.7 million at December 31, 2011, compared to $16.9 million at December 31, 2010 and $6.4 million at December 31, 2009.

However, the economy has shown signs of stabilizing, which is reflected by the slight improvement in the levels of our nonperforming assets during the first half of 2012.  Our nonperforming assets declined $4.7 million to $82.2 million, or 15.47% of assets, at June 30, 2012 compared to $86.9 million at December 31, 2011.  The slight decrease in our nonperforming assets led to a decline in our provision for loan losses and other noninterest expenses.  For the six months ended June 30, 2012, we recorded a provision for loan losses of $3.4 million compared to $17.6 million during the first six months of 2011 and net loan charge-offs of $6.1 million, or 1.73% of average loans, compared to net loan charge-offs of $11.0 million, or 2.55% of average loans, during the first half of 2011.  Also, our net interest margin increased to 3.05% for the six months ended June 30, 2012 compared to 2.78% for the comparable period in 2011 due to decline in our cost of funds throughout 2011 and 2012.  In total, the above produced an improvement in our net loss from $21.6 million for the six months ended June 30, 2011 to a net loss of $1.5 million for the six months ended June 30, 2012.  We believe that we have now identified the majority of our problem assets, but we will continue to monitor our loan portfolio very carefully and work aggressively to reduce our problem assets.

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

The Written Agreement contains provisions similar to those in the Bank’s Consent Order.  Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve before undertaking any of the following activities:

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

Our Strategic Plan

As a response to the general economic downturn, and more recently, to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for additional capital but also a search for a potential merger partner.  We are continuing to pursue both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, we believe that in the short-term our more realistic opportunity will be to raise additional capital.  We believe that approximately $6.9 million in capital would return the Bank to “adequately capitalized” and $18.2 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of June 30, 2012.  If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital.  However, if we suffer additional loan losses or losses in our OREO portfolio, then we would need additional capital to achieve these ratios.  There are no assurances that we will be able to raise this capital on a timely basis or at all.  If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality.  We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets.  We reduced the Bank’s total assets from $787.4 million at December 31, 2010 to $531.0 million at June 30, 2012, as we believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement.  We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

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

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during the second half of 2011 and the first half of 2012.  Primarily as a result of the stabilization and improvement in our loan portfolio, we incurred a net loss of $8.92 million during the previous twelve months ended June 30, 2012 compared to a net loss of $21.6 million during the first six months of 2011.

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

Reducing ADC and CRE Loan Concentrations.  As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio.  We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to OREO or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature.  During the period from December 31, 2009 to June 30, 2012, we were able to decrease the Bank’s total CRE loan portfolio from $198.8 million to $122.6 million, or 38.33%.  If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd—Frank Act will be integrated with the requirements of Basel III.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Earnings Performance

During the first half of 2012, the Bank has experienced declines in net interest income of $1,436,000, or 15.98%, over the comparable period in 2011.  The decline in our net interest income was partially the result of a decline in interest income on loans, including fees, of $2,072,000, a decline of 18.73%, over the six months ended June 30, 2011.  The decline is also partially the result of a decline in the average loan balance from $430,695,000 at June 30, 2011 to $351,753,000 at June 30, 2012 and due to the loss of interest on nonaccrual loans.  The Bank plans on improving our net interest income by employing more of our liquid assets into our securities portfolio, which is a higher yielding earning asset, and by diligently working to improve the quality of our loan portfolio.  The Bank had a decrease in noninterest expenses of $4,668,000, or 37.95%, from $12,299,000 during the first half of 2011 to $7,631,000 for the comparable period in 2012.  During the first half of 2011, the Bank incurred penalties of $2,554,000 in the prepayment of $82,200,000 in FHLB advances in an effort to reduce the asset size of the Bank.  The Bank experienced a reduction in the net cost associated with our OREO of $808,000, or 54.01%, between the two periods due to real estate values stabilizing in our marketplace.  The improvement in real estate values and the overall quality of the loan portfolio has resulted in a reduction in our provision for loan losses of $14,245,000, or 80.87%, from $17,615,000 during the first half of 2011 to $3,370,000 during the comparable period in 2012.  Because of the combination of the above factors, the Bank experienced a net loss of $1,541,000 for the six months ended June 30, 2012, a decrease of $20,102,000 from the comparable period in 2011. The above resulted in a loss per share of $0.53 for the six months ended June 30, 2012 as compared to loss per share of $5.89 for the comparable period in 2011.  During the quarter ended June 30, 2012, losses per share were $0.40, compared to a loss per share of $3.78 per share for the same period in 2011.

Net Interest Income

For the six months ended June 30, 2012, net interest income was $7,549,000, a decrease of $1,436,000, or 15.98%, over the same period in 2011.  Interest income from loans, including fees, was $8,993,000 for the six months ended June 30, 2012, a decrease of $2,072,000, or 18.73%, over the six months ended June 30, 2011.  This decrease was attributable to the decrease in the average volume of our loan portfolio from June 30, 2011 of $430,695,000 to $351,753,000 as of June 30, 2012 and due to the loss of interest on nonaccrual loans.  Interest income on taxable securities totaled $1,473,000, a decrease of $1,258,000, or 46.06%, over the same period in 2011.  Our interest income on securities decreased due to management’s decision to decrease the portfolio during 2011 from an average balance of $203,239,000 as of June 30, 2011 to $107,583,000 as of June 30, 2012 to help reduce the Bank’s assets.  Interest expense for the six months ended June 30, 2012 was $3,175,000, compared to $5,275,000 for the same period in 2011, a decrease of $2,100,000, or 39.81%.  This decrease is attributable to our decrease in the cost of funding, which decreased from 1.66% as of June 30, 2011 to 1.28% as of June 30, 2012, particularly in the cost of our savings accounts and certificate of deposits (CDs).  The net interest margin realized on earning assets was 3.05% for the six months ended June 30, 2012, as compared to 2.78% for the six months ended June 30, 2011.  The interest rate spread increased from 2.75% at June 30, 2011 to 3.06% at June 30, 2012.

For the quarter ended June 30, 2012, net interest income was $3,627,000, a decrease of $749,000, or 17.12%, over the same period in 2011.  Interest income from loans, including fees, was $4,311,000 for the three months ended June 30, 2012, a decrease of $1,084,000, or 20.09%, over the three months ended June 30, 2011.  Interest income on taxable securities totaled $746,000, a decrease of $303,000, or 28.88%, over the three months ended June 30, 2011.  Our interest income on taxable securities decreased due to management’s decision to decrease the portfolio during 2011 to help reduce the Bank’s assets.  Interest expense for the three months ended June 30, 2012 was $1,554,000, compared to $2,294,000 for the same period in 2011, a decrease of $740,000, or 32.26%.  This decrease is attributable to our decrease in the cost of funding, which decreased from 1.56% for the three months ended June 30, 2011 to 1.26% for the three months ended June 30, 2012, particularly in the cost of our savings account and CDs.  The net interest margin realized on earning assets was 2.97% for the three months ended June 30, 2012, as compared to 2.95% for the three months ended June 30, 2011.  The interest rate spread increased to 2.98% for the three months ended June 30, 2012 from 2.94% for the three months ended June 30, 2011.

The following are six and three month ending average balance sheets for June 30, 2012 and 2011:

	Six months ended		Six months ended
	June 30, 2012		June 30, 2011
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$351,753	5.14%	$430,695	5.18%
Securities	107,583	3.11%	203,239	3.12%
Nonmarketable Equity Securities	3,518	1.54%	6,383	0.76%
Fed funds sold and other (incl. FHLB)	34,185	0.24%	12,431	0.47%
Total earning assets	$497,039	4.34%	$652,748	4.41%
Cash and due from banks	1,564		7,812
Allowance for loan losses	(20,661)		(15,048)
Premises & equipment	22,313		23,258
Other assets	31,975		39,081
Total assets	$532,230		$707,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$43,701	0.22%	$42,778	0.25%
Savings	122,216	0.42%	180,830	0.75%
CDs	282,838	1.25%	313,677	1.78%
Other borrowings	30,341	3.27%	86,504	2.72%
Subordinate debt	12,062	9.07%	12,064	8.89%
Junior subordinated debentures	6,186	2.70%	6,186	2.67%
Total interest-bearing liabilities	$497,344	1.28%	$642,039	1.66%
Non-interest deposits	36,477		41,414
Other liabilities	2,699		2,758
Stockholders’ equity	(4,290)		21,640
Total liabilities & equity	$532,230		$707,851

	Three months ended		Three months ended
	June 30, 2012		June 30, 2011
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$345,305	5.02%	$421,502	5.13%
Securities	110,997	3.02%	149,699	3.33%
Nonmarketable Equity Securities	3,061	2.10%	6,340	1.01%
Fed funds sold and other (incl. FHLB)	31,888	0.26%	16,899	0.36%
Total earning assets	$491,251	4.24%	$594,440	4.50%
Cash and due from banks	1,882		8,676
Allowance for loan losses	(20,254)		(15,436)
Premises & equipment	22,201		23,147
Other assets	34,207		38,323
Total assets	$529,287		$649,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,728	0.22%	$42,795	0.23%
Savings	113,263	0.42%	167,141	0.62%
CDs	289,072	1.19%	301,697	1.69%
Other borrowings	31,247	3.19%	57,974	2.89%
Subordinate debt	12,062	9.00%	12,062	8.91%
Junior subordinated debentures	6,186	2.73%	6,186	3.50%
Total interest-bearing liabilities	$494,558	1.26%	$587,855	1.56%
Non-interest deposits	35,694		41,675
Other liabilities	2,955		2,600
Stockholders’ equity	(3,920)		17,020
Total liabilities & equity	$529,287		$649,150

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $18,446,000 and $21,116,000, or 5.48% and 5.34% of total loans, as of June 30, 2012 and 2011, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the six months ended June 30, 2012 and 2011, the provision was $3,370,000 and $17,615,000, respectively.  For the three months ended June 30, 2012, the provision charged to expense was $2,052,000 compared to $9,065,000 during the same quarter in 2011.  During the six months ended June 30, 2012, the Bank recorded charge-offs of $6,616,000 and recoveries of $514,000.  Impaired loans at June 30, 2012 totaled $70,553,000.  Loans totaling $75,011,000 were considered classified loans and $33,382,000 were criticized as of June 30, 2012.

Primarily as a result of the current economic downturn, our reserve for loan losses has increased significantly over the past three years.  Many of our borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance with the drop in real estate values, making it difficult for us to fully recover the principal and interest owed.  This deterioration manifested itself in our borrowers in the following ways: (i) the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties); (ii) cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects; and (iii) fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

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

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternative source of repayment in the event of default by the borrower, and may deteriorate in value during the time the credit is extended. We determine the value of real estate collateral by using a current appraisal. When a real estate secured loan is added to the Bank’s watch list, we evaluate the adequacy of the existing appraisal. If the appraisal is adequate, no new appraisal will be needed, but if the appraisal is inadequate or out of date, a new appraisal will be ordered. For residential properties having a tax assessed value of $250,000 or greater, a new appraisal may also be required when title to a real estate parcel passes from a customer to the Bank. The Bank will use the new appraisal in determining the appropriate asset value on the Bank’s financial statements. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  All appraisal reports are based upon the “as-is” conditions of the collateral.  If the estimated market or sales period is greater than one year, the appropriate holding period costs are deducted, including marketing, taxes, insurance, and other overhead expenses, before discounting the value using an appropriate discount rate to determine its present value.  The Bank will permit in-house residential appraisal reports to be completed by its staff appraiser, who must follow all of the requirements and procedures as established by the Uniform Standards of Professional Appraisal Practice (USPAP), Title XI of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and the Uniform Residential Appraisal Report (URAR) for appraisals on 1-4 family residential properties.  The staff appraiser uses all available information and data, including the Multiple Listing Service (Prop Tools), the SiteTech Analysis System, public records at the county real estate department, real estate information services, and local realtors and builders to determine market value.

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

Noninterest Income

Noninterest income during the six months ended June 30, 2012 was $1,911,000, a decrease of $2,373,000, or 55.39%, over the same period in 2011.  The decrease is largely a result of the realization of fewer gains on sale of securities, which decreased $2,088,000, or 81.53%, from $2,561,000 for the six months ended June 30, 2011 to $473,000 for the six months ended June 30, 2012.   As previously mentioned, during the first half of 2011, the Bank conducted sales of approximately $100 million of investment securities to help reduce the Bank’s assets to help improve its capital position.  There were also decreases in the income generated from the sale of residential mortgage loans in the secondary market of $234,000, or 72.22%, from $324,000 for the six months ended June 30, 2011 to $90,000 for the comparable period in 2012 due to the reduction in personnel in this area of the Bank.  There were also reductions in the service charges on deposit accounts, which decreased $122,000, or 17.94%, to $558,000 for the six months ended June 30, 2012 due to the decline in the fee income generated from NSF fees due to changes governing overdraft protection resulting from the implementation of the Dodd-Frank Act.  These decreases were partially offset by increases in the gains on sale of assets.  The gains on sale of assets increased $167,000 for the six months ended June 30, 2012 due to the gains realized in the sale of our repossessions.

Noninterest income during the three months ended June 30, 2012 was $1,040,000, a decrease of $629,000, or 37.69%, over the same period in 2011.  The decrease is largely a result of the realization of fewer gains on sale of securities, which decreased $345,000, or 46.25%, from $746,000 for the three months ended June 30, 2011 to $401,000 for the three months ended June 30, 2012.  There were also decreases in the income generated from the sale of residential mortgage loans in the secondary market of $129,000, or 76.33%, from $169,000 for the three months ended June 30, 2011 to $40,000 for the comparable period in 2012 due to the reduction in personnel in this area of the Bank.  There were also reductions in the service charges on deposit accounts, which decreased $66,000, or 19.24%, to $277,000 for the three months ended June 30, 2012 due to the decline in the fee income generated from NSF fees due to changes governing overdraft protection resulting from the implementation of the Dodd-Frank Act.  These decreases were partially offset by increases in other income.  Other income increased $38,000 for the three months ended June 30, 2012 due to the income generated on our OREO.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional five basis point charge per transaction to provide coverage for fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  Our ATM/Debit card fee income is included in other noninterest income and was $113,000 and $102,000 for the six months ended June 30, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2012 was $7,631,000, a decrease of $4,668,000, or 37.95%, over the six months ended June 30, 2011.  The primary basis for the decline was the decrease in prepayment penalties on our FHLB borrowings of $2,554,000 during the six months ended June 30, 2012 as a result of the prepayment of $82,200,000 of FHLB borrowings during 2011 due to management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  The Bank also had a decrease in its net cost associated with the operation of our OREO of $808,000, or 54.01%, from $1,496,000 for the six months ended June 30, 2011 to $688,000 for the comparable period in 2012.  During the first half of 2012, we had sales of our OREO at approximately their book value, which resulted in fewer write-downs than in the first half of 2011.  There were also decreases in salaries and employee benefits of $629,000, or 16.19%, from $3,886,000 during the six months ended June 30, 2011 to $3,257,000 for the same period in 2012. This was a result of a reduction in personnel during the second half of 2011.  Also, there was a reduction in our FDIC insurance premiums of $375,000, or 30.05%, from $1,248,000 for the period ended June 30, 2011 to $873,000 for the comparable period in 2012 due to the decrease in our assets during 2011 and due to the change in the assessment calculation. The assessment base changed to an asset based calculation effective for the second quarter of 2011. There were also decreases in other operating expenses of

$145,000, or 8.42%, to $1,578,000 due to a reduction in professional fees of the Bank throughout 2011 and 2012.

Total noninterest expense for the three months ended June 30, 2012 was $3,900,000, a decrease of $2,049,000, or 34.44%, over the three months ended June 30, 2011.  The primary basis for the decline was the decrease in prepayment penalties on our FHLB borrowings of $1,242,000 during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  The Bank also had a decrease in its net cost associated with the operation of our OREO of $126,000, or 26.42%, from $477,000 for the three months ended June 30, 2011 to $351,000 for the comparable period in 2012.  During the second quarter of 2012, we had sales of our OREO at approximately their book value, which resulted in fewer write-downs than in the second quarter of 2011.  There were also decreases in salaries and employee benefits of $315,000, or 16.47%, from $1,912,000 during the quarter ended June 30, 2011 to $1,597,000 for the same period in 2012. This was a result of a reduction in personnel during 2011 during the second half of 2011.  Also, there was a reduction in our FDIC insurance premiums of $243,000, or 33.52%, from $725,000 for the three months ended June 30, 2011 to $482,000 for the comparable period in 2012 due to the decrease in our assets during 2011 and due to the change in the assessment calculation. The assessment base changed to an asset based calculation effective for the second quarter of 2011. There were also decreases in other operating expenses of $44,000, or 4.91%, to $853,000 due to a reduction in professional fees of the Bank during the second quarter of 2012.

Income Taxes

There was no income tax benefit for the six months and three months ended June 30, 2012.  The Company recognized an income tax expense for the six months and three months ended June 30, 2011 of $4,998,000.  During 2011, the Company provided a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term.  Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at June 30, 2012 will not be realized, and accordingly, has established a full valuation allowance in the amount of $17,898,846.

Assets and Liabilities

During the six months ended June 30, 2012, total assets decreased $4,669,000, or 0.87%, when compared to December 31, 2011.  The primary reason for the decrease in assets was due to a decrease in loans of $30,208,000 during the six months ended June 30, 2012 due to pay-offs, charge-offs, and transfers into OREO within our loan portfolio.  Securities available-for-sale increased $16,528,000, or 16.49%, from $100,207,000 at December 31, 2011 to $116,735,000 at June 30, 2012 due to weak loan demand from qualified borrower’s and management’s determination to deploy available cash into securities to help improve the Bank’s net interest margin and maintain its liquidity.  Total deposits decreased $9,381,000, or 1.91%, from the December 31, 2011 balance of $490,853,000 to $481,472,000 at June 30, 2012, as a result of our decision to decrease the interest rates paid on our deposits and due to the maturity of a portion of our brokered CD portfolio.  Within the deposit area, interest-bearing deposits decreased $9,863,000, or 2.17%, and noninterest-bearing deposits increased $482,000, or 1.30%, during the six months ended June 30, 2012.

Investment Securities

Investment securities available-for-sale increased from $100,207,000 at December 31, 2011 to $116,735,000 at June 30, 2012 due to weak loan demand from qualified borrower’s and management’s determination to deploy available cash into securities to help improve the Bank’s net interest margin and maintain its liquidity.  This represents an increase of $16,528,000, or 16.49%, from December 31, 2011 to June 30, 2012.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2012 and December 31, 2011.

Investment Securities Portfolio Composition

(Dollars in thousands)	June 30, 2012	December 31, 2011

Government-Sponsored Enterprises	$50,700	$42,142
Obligations of state and local governments	7,652	10,859
Mortgage-backed securities	58,383	47,206
Nonmarketable equity securities	2,426	3,975

Total securities	$119,161	$104,182

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
June 30, 2012	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After five years but within ten years	$10,564	2.82%
After ten years	40,136	2.93%
	50,700	2.91%

Obligations of states and local government due:
After five years but within ten years	4,482	3.93%
After ten years	3,170	3.88%
	7,652	3.91%

Mortgage-backed securities	58,383	2.56%

Nonmarketable equity securities	2,426	1.32%
	$119,161	3.06%

Loans

Net loans decreased $30,208,000, or 8.23%, from December 31, 2011 to June 30, 2012 as a result of management’s concerted effort to help improve the capital position of the Bank.  Balances within the major loans receivable categories are as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Residential	$152,893	$163,502
Commercial Real Estate	122,575	142,485
Commercial	52,995	52,273
Consumer	8,324	8,735
Total gross loans	$336,787	$366,995

The following table presents the Company’s rate sensitivity of its loan portfolio at each of the time intervals indicated for the period ended June 30, 2012 and December 31, 2011 and may not be indicative of the Company’s rate sensitivity at other points in time:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$118,551	$139,813
Over one through three months	15,770	10,365
Over three through twelve months	48,138	51,844
Over twelve months	154,328	164,973
Total	$336,787	$366,995

The rate characteristics of our loan portfolio consist of $96,798,000, or 28.75%, of floating interest rates and $239,989,000, or 71.25%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  For the six months ended June 30, 2012 and 2011, the provision was $3,370,000 and $17,615,000, respectively.  For the three months ended June 30, 2012, the provision charged to expense was $2,052,000 compared to $9,065,000 during the same quarter in 2011.  During the six months ended June 30, 2012, the Bank recorded charge-offs of $6,616,000 and recoveries of $514,000.  Impaired loans at June 30, 2012 totaled $70,553,000.  Loans totaling $75,011,000 were considered classified loans, and $33,382,000 were criticized as of June 30, 2012.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The Company engaged the services of an independent firm in 2010 to assist management in achieving the desired improvement in the credit quality of the loan portfolio. The firm performed independent reviews of samples of the loan portfolio in July 2010 and in February 2011, and they performed another review in July 2011. At the conclusion of each review, the firm reviews their findings and recommendations with management and subsequently provides a report to the Board of Directors. The firm assisted management with creation of a new and more thorough Credit Risk Management Policy, which was adopted by the Board of Directors in April 2011. In addition, the firm has been instrumental in assisting management with an improved methodology of administering the Company’s watch loan process and reports. The firm has also assisted management with the implementation of a model and procedures designed to ascertain that the Company’s calculation of its ALLL is accurate and that the ALLL balance is adequate.

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

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Loans: Nonaccrual loans	$30,730	$44,682

Loan identified by the internal review mechanism:
Criticized	$33,382	$29,957
Classified	$75,011	$87,582

Activity in the Allowance for Loan Losses is as follows:

	Six months ended
	June 30,
(Dollars in thousands)	2012	2011
Balance, January 1	$21,178	$14,489
Provision for loan losses for the period	3,370	17,615
Net loans charged-off for the period	(6,102)	(10,988)
Balance, end of period	$18,446	$21,116

Gross loans outstanding, end of period	$336,787	$395,143
Allowance for Loan Losses to loans outstanding	5.48%	5.34%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

Deposits

Our primary source of funds for loans and investments is our deposits.  As of June 30, 2012, total deposits had decreased by $9,381,000, or 1.91%, from December 31, 2011.  The largest decrease was in money market savings accounts, which decreased $22,191,000 to $102,796,000 at June 30, 2012.  Expressed in percentages, noninterest-bearing deposits increased 1.30% and interest-bearing deposits decreased 2.17%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of June 30, 2012, we had brokered deposits of $57,711,000, representing 11.99% of our total deposits as compared to $82,827,000, representing 16.07% of our total deposits as of June 30, 2011. We must find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. Of our $57,711,000 in brokered deposits, $14,627,000 of our brokered deposits will mature during the second half of 2012.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012		December 31, 2011
	Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$36,477	0.00%	$41,121	0.00%
Interest-bearing transaction accounts	43,701	0.22%	43,257	0.23%
Money market and other savings accounts	122,216	0.42%	162,966	0.60%
Time deposits	282,838	1.25%	288,675	1.70%
Total deposits	$485,232	0.85%	$536,019	1.12%

At June 30, 2012 and December 31, 2011, the scheduled maturities of time deposits were as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$9,097	$16,770
Over one through three months	35,803	32,292
Over three through twelve months	148,024	115,708
Over twelve months	99,978	111,463
Total	$292,902	$276,233

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

June 30, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2011
Advances from Federal Home Loan Bank	$112,200	$49,618	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $4,352,000 in excess with the FHLB that is available if liquidity needs should arise.  As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 63.24% at June 30, 2012 and 68.14% at December 31, 2011.

Unpledged securities available-for-sale, which totaled $77,605,000 at June 30, 2012, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one-to-fourteen day basis for general corporate purposes.  At June 30, 2012, the unused line of credit totaled $10,000,000, which the lender has required to be secured with securities as collateral.  The lender has reserved the right not to renew the line of credit.

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2012, we had issued commitments to extend credit of $28,877,000 and standby letters of credit of $491,000 through various types of commercial lending arrangements. At December 31, 2011, we had issued commitments to extend credit of $28,799,000 and standby letters of credit totaled $516,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2012:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$858	$670	$12,074	$13,602	$15,275	$28,877
Standby letters of credit	173	17	184	374	117	491
Total	$1,031	$687	$12,258	$13,976	$15,392	$29,368

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity increased from a deficit of $5,216,000 at December 31, 2011 to a deficit of $4,570,000 at June 30, 2012. The increase of $646,000 is primarily attributable to a reduction in the net unrealized loss in fair market value on securities available-for-sale, which declined $2,187,000, or 77.80% from December 31, 2011 to June 30, 2012.  Shareholders’ equity was also negatively impacted by the net loss experienced during the first half of 2012 of $1,541,000.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30,		December 31,
(Dollars in thousands)	2012		2011

Return on average assets	$(0.58)%		(4.63)%
Return on average equity		(1)	(1)
Equity to assets ratio	(0.81)%		1.83%

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

As of June 30, 2012, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.”  Our losses for 2010 and 2011 have adversely impacted our capital.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order.  In addition, the Consent Order required us to achieve and maintain by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total average assets.  We did not meet that requirement and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011.  The revised capital restoration plan was determined by the FDIC to be insufficient and, therefore, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011.  We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011.

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

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank. ]

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2012
The Company
Total capital (to risk-weighted assets)	$4,108	1.06%	$30,989	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	2,054	0.53%	15,494	4.00%	N/A		N/A
Tier 1 capital (to average assets)	2,054	0.39%	21,220	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$19,722	5.09%	$30,988	8.00%	$38,735		10.00%
Tier 1 capital (to risk-weighted assets)	14,712	3.80%	15,494	4.00%		(1)	(1)
Tier 1 capital (to average assets)	14,712	2.77%	21,207	4.00%	42,414		8.00%
December 31, 2011
The Company
Total capital (to risk-weighted assets)	$7,190	1.77%	$32,492	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	3,595	0.89%	16,246	4.00%	N/A		N/A
Tier 1 capital (to average assets)	3,595	0.67%	21,540	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$20,896	5.14%	$32,496	8.00%	$40,620		10.00%
Tier 1 capital (to risk-weighted assets)	15,620	3.85%	16,248	4.00%		(1)	(1)
Tier 1 capital (to average assets)	15,620	2.90%	21,516	4.00%	43,032		8.00%

(1) Minimum capital amounts and ratios presented as of June 30, 2012 and December 31, 2011, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of June 30, 2012 and December 31, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2012 and the date of this Form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that:

•                  On January 31, 2012, W. Vaughn Stanaland and Stanaland Stewart Company, LLC filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-768.  The Complaint named the Bank as the defendant.  The Complaint alleged that the Bank promised to loan the plaintiff up to 90% of the amount that the plaintiff would invest in the Company’s subordinated promissory notes offering in the second and third quarters of 2010 if the plaintiff needed access to these funds prior to the maturity of the subordinated notes, and, once the plaintiff applied for the loan, the Bank denied the loan request.  The Complaint sought rescission of the subordinated notes instrument, reformation of the contractual relationship between the parties, specific performance, declaratory and injunctive relief, actual damages, and punitive damages as allowed by law.  On June 25, 2012, an Order ended the Stanaland action from the court docket by agreement pursuant to Rule 40(j) of the South Carolina Rules of Civil Procedure which effectively dismissed the lawsuit and allows the parties to attempt to resolve the dispute without legal proceedings.

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

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)

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

Date: August 13, 2012	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.