Form 10-Q
period 2012-09-30
HCSB FINANCIAL CORP
filed 2012-11-28
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of November 26, 2012.

HCSB FINANCIAL CORPORATION

HCSB FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$59,882	$33,672
Securities available-for-sale	89,553	100,207
Nonmarketable equity securities	1,983	3,975
Total investment securities	91,536	104,182
Loans receivable	324,908	366,995
Less allowance for loan losses	(21,742)	(21,178)
Loans, net	303,166	345,817
Premises and equipment, net	21,874	22,514
Accrued interest receivable	2,577	2,776
Cash value of life insurance	10,562	10,285
Other real estate owned	21,457	15,665
Other assets	1,596	787
Total assets	$512,650	$535,698

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	37,378	37,029
Interest-bearing transaction accounts	47,790	44,989
Money market savings accounts	96,127	124,987
Other savings accounts	8,194	7,615
Time deposits $100,000 and over	170,911	131,561
Other time deposits	113,886	144,672
Total deposits	474,286	490,853
Repurchase Agreements	1,847	7,492
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,851	1,015
Other liabilities	1,806	1,306
Total liabilities	520,038	540,914
Shareholders’ Equity
Preferred stock, $1,000 par value. Authorized 5,000,000 shares; issued and outstanding 12,895 at September 30, 2012 and December 31, 2011	12,517	12,355
Common stock, $.01 par value; 500,000,000 and 10,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 3,738,337 shares issued and outstanding at September 30, 2012 and December 31, 2011	37	37
Capital surplus	30,224	30,224
Common stock warrants	1,012	1,012
Accumulated deficit	(51,398)	(46,033)
Accumulated other comprehensive income (loss)	220	(2,811)
Total shareholders’ equity	(7,388)	(5,216)
Total liabilities and shareholders’ equity	$512,650	$535,698

See notes to unaudited condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Loans, including fees	$13,197	$16,194	$4,204	$5,129
Investment securities:
Taxable	2,199	3,315	726	584
Tax-exempt	257	564	67	153
Nonmarketable equity securities	39	39	12	15
Other interest income	58	45	18	16
Total	15,750	20,157	5,027	5,897

Interest expense:
Certificates of deposit $100M and over	1,083	1,687	373	494
Other deposits	1,962	3,189	619	892
Other interest expense	1,661	2,352	540	567
Total	4,706	7,228	1,532	1,953
Net interest income	11,044	12,929	3,495	3,944
Provision for loan losses	7,885	20,175	4,515	2,560
Net interest income (loss) after provision for loan losses	3,159	(7,246)	(1,020)	1,384

Noninterest income:
Service charges on deposit accounts	846	1,014	289	334
Credit life insurance commissions	15	13	4	2
Gain on sale of securities available-for-sale	1,451	2,621	978	60
Gain on sale of mortgage loans	206	455	116	131
Other fees and commissions	321	312	93	99
Brokerage commissions	96	307	50	105
Income from cash value of life insurance	348	355	116	117
Net gain on sale of assets	192	3	21	—
Other operating income	162	87	59	35
Total	3,637	5,167	1,726	883

Noninterest expenses:
Salaries and employee benefits	4,817	5,697	1,560	1,811
Net occupancy expense	913	946	307	325
Furniture and equipment expense	895	1,006	281	329
Marketing expense	19	126	4	32
Prepayment penalties on FHLB advances	—	2,554	—	—
FDIC insurance premiums	1,309	1,732	436	484
Net cost of operations of other real estate owned	1,669	2,517	982	1,484
Other operating expenses	2,377	3,263	798	1,077
Total	11,999	17,841	4,368	5,542
Loss before income taxes	(5,203)	(19,920)	(3,662)	(3,275)
Income tax benefit	—	4,998	—	—
Net loss	$(5,203)	$(24,918)	$(3,662)	$(3,275)
Accretion of preferred stock to redemption value	162	152	54	51
Preferred dividends accrued	487	487	162	163
Net loss available to common shareholders	$(5,852)	$(25,557)	$(3,878)	$(3,489)

Basic loss per share	$(1.57)	$(6.83)	$(1.04)	$(0.93)
Diluted loss per share	$(1.57)	$(6.83)	$(1.04)	$(0.93)

See notes to unaudited condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net loss	$(5,203)	$(24,918)	$(3,662)	$(3,275)
Other comprehensive income (loss):
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, pretax	3,673	860	1,822	(489)
Tax expense	—	(318)	—	181
Reclassification to realized gains	(1,451)	(2,621)	(978)	(60)
Tax expense	—	970	—	22
Write-down of deferred tax asset on AFS securities	809	—	—	—
Other comprehensive income (loss)	3,031	(1,109)	844	(346)
Comprehensive income (loss)	$(2,172)	$(26,027)	$(2,818)	$(3,621)

See notes to unaudited condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months ended September 30, 2012 and 2011

(Unaudited)

									Accumulated
			Common			Nonvested		Retained	other
(Dollars in thousands except	Common Stock		Stock	Preferred Stock		Restricted	Capital	Earnings	comprehensive
share data)	Shares	Amount	Warrants	Shares	Amount	Stock	Surplus	(deficit)	income	Total
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499
Comprehensive loss	—	—	—	—	—	—	—	(24,918)	(1,109)	(26,027)
Accretion of preferred stock to redemption value	—	—	—	—	152	—	—	(152)	—	—
Termination of employee stock option plans	(42,508)	(1)	—	—		564	(563)	—	—	—
Balance, September 30, 2011	3,738,337	$37	$1,012	12,895	$12,304	$—	$30,224	$(41,883)	$(1,222)	$472
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$—	$30,224	$(46,033)	$(2,811)	$(5,216)
Comprehensive income (loss)	—	—	—	—	—	—	—	(5,203)	3,031	(2,172)
Accretion of preferred stock to redemption value	—	—	—	—	162	—	—	(162)	—	—
Balance, September 30, 2012	3,738,337	$37	$1,012	12,895	$12,517	$—	$30,224	$(51,398)	$220	$(7,388)

See notes to unaudited condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(5,203)	$(24,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	689	771
Deferred income tax benefit	—	4,862
Provision for loan losses	7,885	20,175
Amortization less accretion on investments	(252)	(120)
Amortization of deferred loan costs	29	19
Originations from sales of loans held for sale	—	(21,801)
Sale or paydowns on loans	—	18,847
Net gain on sale of securities available-for-sale	(1,451)	(2,621)
Gain on sale of fixed assets	(22)
Loss on sale of other real estate owned	180	—
Gain on sale of other assets	(170)	—
Impairment loss on assets held for resale	19	—
Writedowns of other real estate owned	580	2,517
Increase in interest payable	836	43
Decrease in interest receivable	199	1,905
(Increase) decrease in other assets	(859)	4,531
Income (net of mortality cost) on cash value of life insurance	(277)	(290)
Increase in other liabilities	500	155
Net cash provided by operating activities	2,683	4,075
Cash flows from investing activities:
Decrease in loans to customers	22,968	34,031
Purchases of securities available-for-sale	(63,535)	(16,581)
Maturities and calls of securities available-for-sale	43,665	28,995
Proceeds from sale of other real estate owned	5,217	8,705
Proceeds from sales of securities available-for-sale	35,258	172,902
Proceeds from sale of other assets	220	—
Proceeds from sale of fixed assets	1	—
Redemptions of nonmarketable equity securities	1,992	1,140
Purchases of premises and equipment	(47)	(139)
Net cash provided by investing activities	45,739	229,053
Cash flows from financing activities:
Net decrease in demand deposits and savings	(25,131)	(49,602)
Net decrease in time deposits	8,564	(85,764)
Net decrease in FHLB borrowings	—	(82,200)
Net increase (decrease) in repurchase agreements	(5,645)	384
Net cash (used) by financing activities	(22,212)	(217,182)

Net increase in cash and cash equivalents	26,210	15,946
Cash and cash equivalents, beginning of period	33,672	19,562
Cash and cash equivalents, end of period	$59,882	$35,508

Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,870	$7,186

Other non-cash transactions
Loans receivable transferred to other real estate owned	$11,769	$8,142

See notes to unaudited condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2012 and for the interim periods ended September 30, 2012 and 2011 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2011 Annual Report which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6,000,000 of trust preferred securities issued in December 2004.  Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6,000,000 of trust preferred securities of its deferral of the quarterly interest payments.  The amount of each of the Company’s quarterly interest payments was approximately $161,000 and, as of September 30, 2012, the Company had $1,128,000 of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury.  Because the Company has deferred these seven payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.  In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders.  As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors.  The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings in June and July 2012.  As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2013 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. In addition to continuing to search for additional capital, the Bank is also searching for a potential merger partner. Although the Bank is pursuing both of these approaches simultaneously, given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, and the lack of success the Company has had to date in attempting to raise capital, there can be no assurances the Company will either raise additional capital or find a merger partner.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

Submit, by April 11, 2011, a written plan to the supervisory authorities to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”.

We believe we have complied with this provision of the Consent Order.

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

We believe we have complied with this provision of the Consent Order. In the second quarter of 2010, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review. An independent review of the Bank’s credit portfolio was most recently completed in the third quarter of 2012.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

Review and update, by May 11, 2011, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual results with budgetary projections, assess that operating assumptions that form the basis for budget projections and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board.  However, we believe we are currently in substantial compliance with the Consent Order except for the requirements to achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  Should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

As of September 30, 2012, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.”  Our losses during 2010, 2011, and the first nine months of 2012 have materially adversely impacted our capital.  As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

We anticipate that we will need to raise a material amount of capital to return the Bank to an adequate level of capitalization and have been exploring a number of potential sources of capital.  We have not had any success to date in raising this capital, and there are no assurances that we will be able to raise this capital on a timely basis or at all.

We are also working to improve asset quality and to reduce the Bank’s investment in commercial real estate loans as a percentage of Tier 1 capital.  The Company is reducing its reliance on brokered deposits and is committed to improving the Bank’s capital position.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2012. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2010, 2011 and the first nine months of 2012 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011.  However, the Bank’s nonperforming assets began to stabilize during the first nine months of 2012, as the Bank’s nonperforming assets equaled $52,547,000, or 10.19% of assets, as of September 30, 2012 as compared to $60,423,000, or 11.28% of assets, as of December 31, 2011.  Nevertheless, given the current economic climate, management recognizes the possibility of further deterioration in the loan portfolio for the remainder of 2012.  For the nine months ended September 30, 2012, we recorded net loan charge-offs of $7,321,000, or 2.12% of average loans, as compared to net loan charge-offs of $14,989,000, or 3.57% of average loans, for the nine months ended September 30, 2011.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2012 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

Prior to the economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity.  Currently, however, the Company has no available sources of liquidity.  The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described below further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  Unless the Company is able to raise capital, it will have no means of satisfying its funding needs.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.  Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2012, the Bank is categorized as significantly undercapitalized.

There can be no assurances that the Company or the Bank will be able to raise additional capital. An equity financing transaction by the Company would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. Likewise, an equity financing transaction by the Bank would result in substantial dilution to the Company’s ownership interest in the Bank.  It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company would be unable to realize its assets and discharge its liabilities in the normal course of business.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loans are impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value.  The Company considers its consumer installment portfolio and home equity lines as such exceptions.  Therefore, loans within the real estate and commercial loan portfolios are reviewed individually.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties in North Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans.  These loans are especially susceptible to being adversely effected by the current economic downturn.  The current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and these trends may continue, especially in the Myrtle Beach area.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values in our market areas continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Income Taxes - Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of September 30, 2012, our gross deferred tax asset was $16,655,397.  However, as of September 30, 2012, due to the Company’s recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation of appropriate tax planning strategies, management has provided a 100% valuation allowance for our deferred tax asset in the amount of $16,655,397.  This valuation allowance reflects management’s estimate that the deferred tax asset is not more-likely-than-not to be realized.

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

Net Income (Loss) Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares outstanding during the year.  Diluted net loss per share is calculated in the same manner as basic loss per share as potential common share equivalents would dilute the loss.  Retroactive recognition has been given for the effects of all stock dividends and splits in computing the weighted-average number of shares.  The only potential common share equivalents are those related to stock options and the warrant which were excluded from the calculation since they are anti-dilutive.

Comprehensive Income (Loss) - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Comprehensive Income topic of the ASC was amended in September 2011.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

ASU 2012-03 was released in August 2012 to reflect technical changes in accordance with the SEC’s release No. 33-9250, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, which was issued to match its regulations with GAAP.  The changes were considered relatively minor and will not have a material impact on the Company’s financial statements.

In October 2012, ASU 2012-04 was issued to make technical corrections and improvements to the ASC.  The corrections are considered narrow and are not expected to have an impact on the financial statements.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — EARNINGS (LOSSES) PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share is as follows:

	Nine Months Ended September 30, 2012
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(5,852)	3,738,337	$(1.57)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(5,852)	3,738,337	$(1.57)

	Nine Months Ended September 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(25,557)	3,743,787	$(6.83)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(25,557)	3,743,787	$(6.83)

	Three Months Ended September 30, 2012
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(3,878)	3,738,337	$(1.04)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(3,878)	3,738,337	$(1.04)

	Three Months Ended September 30, 2011
	Income	Average Shares	Per Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic loss per share
Loss available to common shareholders	$(3,489)	3,738,337	$(0.93)
Effect of dilutive securities
Stock options	—	—
Diluted loss per share
Loss available to common shareholders plus assumed conversions	$(3,489)	3,738,337	$(0.93)

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 -  INVESTMENT PORTFOLIO

Investment securities available-for-sale decreased from $100,207,000 at December 31, 2011 to $89,553,000 at September 30, 2012 as management continues to strategically reduce the Company’s total assets in order to improve its capital ratios.

Management classifies investment securities as either held-to-maturity or available-for-sale based on their intentions and the Company’s ability to hold them until maturity.  In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost.  All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.  As of September 30, 2012, all securities were classified as available-for-sale.

Securities available-for-sale at September 30, 2012 and December 31, 2011 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2012
Government-sponsored enterprises	$36,009	$251	$—	$36,260
Mortgage-backed securities	47,745	483	(700)	47,528
Obligations of state and local governments	5,580	199	(14)	5,765

Total	$89,334	$933	$(714)	$89,553

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2011
Government-sponsored enterprises	$42,010	$165	$(33)	$42,142
Mortgage-backed securities	50,706	177	(3,677)	47,206
Obligations of state and local governments	10,302	558	(1)	10,859

Total	$103,018	$900	$(3,711)	$100,207

The following is a summary of maturities of securities available-for-sale as of September 30, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Estimated
(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one year but within five years	—
Due after five years but within ten years	10,487
Due after ten years	79,066

Total	$89,553

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 -  INVESTMENT PORTFOLIO — continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

Securities Available for Sale

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Mortgage-backed securities	$5,862	(37)	21,079	(663)	26,941	(700)
Obligations of state and local governments	1,264	(14)	—	—	1,264	(14)

Total	$7,126	$(51)	$21,079	$(663)	$28,205	$(714)

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	losses	Value	losses	Value	losses
Government-sponsored enterprises	$11,967	$(33)	$—	$—	$11,967	$(33)
Mortgage-backed securities	17,653	(1,132)	20,750	(2,545)	38,403	(3,677)
Obligations of state and local governments	1,576	(1)	—	—	1,576	(1)

Total	$31,196	$(1,166)	$20,750	$(2,545)	$51,946	$(3,711)

At September 30, 2012, the Bank had 10 mortgage-backed securities that have been in an unrealized loss position for more than twelve months.  The Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell these securities before recovery of their amortized cost.  The Bank believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

At September 30, 2012 and 2011, investment securities with a book value of $28,648,000 and $34,748,000, respectively, and a market value of $28,497,000 and $34,535,000, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $35,258,000 and $172,902,000 for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.  Gross realized gains and losses on sales of available-for-sale securities for the periods ended September 30 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
Gross realized gains	$978	$61	$1,451	$2,885
Gross realized losses	—	(1)	—	(264)
Net gain	$978	$60	$1,451	$2,621

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO

The Company has experienced a decline in its loan portfolio throughout the first nine months of 2012 of $42,087,000, from $366,995,000 at December 31, 2011 to $324,908,000 as of September 30, 2012, as a result of a decline in loan demand in our marketplace and management’s strategic decision to reduce the Company’s total assets in order to improve its capital ratios.  Management has concentrated on improving the credit quality of the loan portfolio by focusing on disciplined underwriting practices and prudent credit risk management. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization.  Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets.  The loan-to-deposit ratios were 68.50% and 74.77% at September 30, 2012 and December 31, 2011, respectively.  The loans-to-total borrowed funds ratio was 62.92% and 68.14% at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the loan portfolio by category at September 30, 2012 and December 31, 2011 and highlights the Company’s general emphasis on mortgage lending.

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Residential	$149,080	$163,502
Commercial Real Estate	118,874	142,485
Commercial	48,685	52,273
Consumer	8,269	8,735
Total gross loans	$324,908	$366,995

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.47% of our loan portfolio at September 30, 2012.  These loans are secured generally by first or second mortgages on residential, agricultural or commercial property.  Commercial real estate loans declined $23,611,000, or 16.57%, from December 31, 2011 as we continue to seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate.  We anticipate decreasing our amount of commercial real estate loans throughout the remainder of 2012 in accordance with our strategic plan.  There are no foreign loans, and agricultural loans, as of September 30, 2012, were $11,387,000.  There are no significant concentrations of loans to any particular individual or industry or group of related individuals or industries.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

The following chart details the activity within our allowance for loan losses for the three and nine month periods ended September 30, 2012 and September 30, 2011:

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Three months ended September 30, 2012
Beginning balance	$3,775	$8,299	$103	$6,269	$18,446
Charge-offs	(257)	(204)	(43)	(989)	(1,493)
Recoveries	12	3	3	256	274
Provisions	978	2,538	37	962	4,515
Ending balance	$4,508	$10,636	$100	$6,498	$21,742

Ending balances:
Individually evaluated for impairment	$3,100	$7,148	$17	$2,654	$12,919

Collectively evaluated for impairment	$1,408	$3,488	$83	$3,844	$8,823

Total	$4,508	$10,636	$100	$6,498	$21,742

Nine months ended September 30, 2012
Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(726)	(3,597)	(87)	(3,699)	(8,109)
Recoveries	105	328	10	345	788
Provisions	1,890	3,665	74	2,256	7,885
Ending balance	$4,508	$10,636	$100	$6,498	$21,742

Ending balances:
Individually evaluated for impairment	$3,100	$7,148	$17	$2,654	$12,919

Collectively evaluated for impairment	$1,408	$3,488	$83	$3,844	$8,823

Total	$4,508	$10,636	$100	$6,498	$21,742

Loans receivable:

Ending balance - total	$48,685	$118,874	$8,269	$149,080	$324,908

Ending balances:
Individually evaluated for impairment	$6,908	$41,908	$212	$20,432	$69,460

Collectively evaluated for impairment	$41,777	$76,966	$8,057	$128,648	$255,448

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:

Three months ended September 30, 2011
Beginning balance	$2,429	$11,631	$196	$6,860	$21,116
Charge-offs	(859)	(3,041)	(123)	(261)	(4,284)
Recoveries	10	27	6	240	283
Provisions	877	1,585	46	52	2,560
Ending balance	$2,457	$10,202	$125	$6,891	$19,675

Ending balances:
Individually evaluated for impairment	$983	$6,221	$—	$4,348	$11,552

Collectively evaluated for impairment	$1,474	$3,981	$125	$2,543	$8,123

Total	$2,457	$10,202	$125	$6,891	$19,675

Nine months ended September 30, 2011
Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	(2,934)	(9,617)	(169)	(3,195)	(15,915)
Recoveries	29	446	23	428	926
Provisions	3,540	12,136	140	4,359	20,175
Ending balance	$2,457	$10,202	$125	$6,891	$19,675

Ending balances:
Individually evaluated for impairment	$983	$6,221	$—	$4,348	$11,552

Collectively evaluated for impairment	$1,474	$3,981	$125	$2,543	$8,123

Total	$2,457	$10,202	$125	$6,891	$19,675

Loans receivable:

Ending balance - total	$56,574	$199,807	$9,611	$107,364	$373,356

Ending balances:
Individually evaluated for impairment	$5,337	$50,071	$45	$21,368	$76,821

Collectively evaluated for impairment	$51,237	$149,736	$9,566	$85,996	$296,535

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans
September 30, 2012	Past Due	Past Due	Past Due	Due	Current	Receivable	Nonaccrual

Commercial	$205	$92	$1,872	$2,169	$46,516	$48,685	$2,134
Commercial real estate:
Construction	1,899	441	18,095	20,435	45,230	65,665	18,095
Other	—	—	6,350	6,350	46,859	53,209	6,350
Real Estate:
Other	1,779	215	3,886	5,880	143,200	149,080	4,077
Consumer:
Other	100	29	122	251	7,171	7,422	134
Revolving credit	5	—	—	5	842	847	—
Total	$3,988	$777	$30,325	$35,090	$289,818	$324,908	$30,790

	30-59 Days	60-89 Days	90+ Days	Total Past		Total Loans
December 31, 2011	Past Due	Past Due	Past Due	Due	Current	Receivable	Nonaccrual

Commercial	$743	$117	$2,152	$3,012	$49,261	$52,273	$2,076
Commercial real estate:
Construction	224	1,239	20,659	22,122	44,755	66,877	20,659
Other	—	341	9,342	9,683	65,925	75,608	9,342
Real Estate:
Residential	2,331	1,321	12,585	16,237	147,265	163,502	12,585
Consumer:
Other	159	58	20	237	7,594	7,831	20
Revolving credit	17	6	—	$23	881	904	—
Total	$3,474	$3,082	$44,758	$51,314	$315,681	$366,995	$44,682

There were no loans outstanding 90 days or more and still accruing interest at September 30, 2012 and $76 thousand of commercial loans at December 31, 2011.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2012 and December 31, 2011.

September 30, 2012 (Dollars in thousands)	Residential	Commercial Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$54	$1,505	$784	$2,343
Grade 2 - Modest	9,058	4,810	1,032	50	14,950
Grade 3 - Average	9,214	3,576	7,012	230	20,032
Grade 4 - Satisfactory	89,880	58,870	20,481	6,229	175,460
Grade 5 - Watch	7,789	6,353	6,812	410	21,364
Grade 6 - Special Mention	9,419	2,499	3,022	289	15,229
Grade 7 - Substandard	23,720	40,937	8,717	277	73,651
Grade 8 - Doubtful	—	1,775	104	—	1,879
Grade 9 - Loss	—	—	—	—	—
Total Loans	$149,080	$118,874	$48,685	$8,269	$324,908

December 31, 2011 (Dollars in thousands)	Residential	Commercial Real Estate	Commercial	Consumer	Total
Grade 1 - Minimal	$—	$45	$2,261	$1,058	$3,364
Grade 2 - Modest	11,294	6,371	1,755	77	19,497
Grade 3 - Average	4,806	3,230	5,919	333	14,288
Grade 4 - Satisfactory	102,105	75,075	28,869	6,258	212,307
Grade 5 - Watch	3,624	2,001	1,569	464	7,658
Grade 6 - Special Mention	12,216	7,360	2,480	243	22,299
Grade 7 - Substandard	29,269	46,425	9,194	302	85,190
Grade 8 - Doubtful	188	1,978	226	—	2,392
Grade 9 - Loss	—	—	—	—	—
Total Loans	$163,502	$142,485	$52,273	$8,735	$366,995

Loans graded one through four are considered “pass” credits.  As of September 30, 2012, approximately 65.49% of the loan portfolio had a credit grade of Minimal, Modest, Average, and Satisfactory.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of September 30, 2012, we had loans totaling $36,593,000 on the watch list compared to $29,957,000 at December 31, 2011. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits.  At September 30, 2012, classified loans totaled $75,530,000, with $66,432,000 being collateralized by real estate compared to classified loans totaling $87,582,000 at December 31, 2011 with $77,860,000 collateralized by real estate.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO - continued

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

At September 30, 2012, impaired loans totaled $69,460,000, compared to $76,821,000 at September 30, 2011, all of which were valued on a nonrecurring basis either based on the lower of cost or market value of the underlying collateral or net present value of expected cash flows.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  Loans that are rated substandard through the Bank’s credit review process must have updated and current appraisal reports, which are requested the earlier of (a) the one-year anniversary date since the last appraisal report, or (b) any significant changes in the real estate market conditions or changes to the collateral itself that would have a substantial affect on the collateral’s value.  Appraisal reports are regularly monitored by the appraisal review division of the credit administration department and also by the special assets department of the Bank.  All appraisal reports are based upon the “as-is” conditions of the collateral.  If the estimated market or sales period is greater than one year, the appropriate holding period costs are deducted, including marketing, taxes, insurance, and other overhead expenses, before discounting the value using an appropriate discount rate to determine its present value.  The Bank will permit in-house residential appraisal reports to be completed by its staff appraiser, who must follow all of the requirements and procedures as established by the Uniform Standards of Professional Appraisal Practice (USPAP), Title XI of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and the Uniform Residential Appraisal Report (URAR) for appraisals on 1-4 family residential properties.  The staff appraiser uses all available information and data, including the Multiple Listing Service (Prop Tools), the SiteTech Analysis System, public records at the county real estate department, real estate information services, and local realtors and builders to determine market value.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $47,683,000 and $55,105,000, by category as of September 30, 2012 and December 31, 2011, respectively:

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO — continued

September 30, 2012

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded-	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,902	$1,902	$—	$2,029	$39
Commercial real estate	7,140	7,140	—	10,035	305
Residential	7,360	7,360	—	9,844	303
Consumer	43	43	—	44	3
Total	$16,445	$16,445	$—	$21,952	$650
With a related allowance recorded:
Commercial	$5,006	$5,116	$2,135	$5,061	$131
Commercial real estate	34,768	37,046	5,790	36,245	467
Residential	13,072	13,072	2,654	14,800	419
Consumer	169	169	17	84	6
Total	$53,015	$55,403	$10,596	$56,190	$1,023
Total
Commercial	$6,908	$7,018	$2,135	$7,090	$170
Commercial real estate	41,908	44,186	5,790	46,280	772
Residential	20,432	20,432	2,654	24,644	722
Consumer	212	212	17	128	9
Total	$69,460	$71,848	$10,596	$78,142	$1,673

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO — continued

December 31, 2011

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded-	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,140	$2,155	$—	$1,529	$63
Commercial real estate	12,820	12,931	—	14,238	441
Residential	11,297	12,329	—	9,711	457
Consumer	44	44	—	45	3
Total	$26,301	$27,459	$—	$25,523	$964
With a related allowance recorded:
Commercial	$4,896	$5,005	$1,827	$3,573	$195
Commercial real estate	32,912	35,444	6,605	30,273	383
Residential	16,301	16,527	4,191	15,583	320
Consumer	—	—	—	—	—
Total	$54,109	$56,976	$12,623	$49,429	$898
Total
Commercial	$7,036	$7,160	$1,827	$5,102	$258
Commercial real estate	45,732	48,375	6,605	44,511	824
Residential	27,598	28,856	4,191	25,294	777
Consumer	44	44	—	45	3
Total	$80,410	$84,435	$12,623	$74,952	$1,862

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrowers additional time to execute their plan.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO — continued

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

The following is a summary of information pertaining to our TDRs:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Nonperforming TDRs	$19,085	$30,582
Performing TDRs:
Commercial	4,651	4,178
Commercial real estate - construction	3,406	11,874
Commercial real estate - other	9,880	—
Residential	10,617	8,427
Consumer	44	44
Total performing TDRs	$28,598	$24,523
Total TDRs	$47,683	$55,105

The following table summarizes how loans that were considered TDRs during the nine and three months ended September 30, 2012 and TDRs that have subsequently defaulted during the nine and three months ended September 30, 2012.  Defaulted loans are those loans that are greater than 29 days past due.

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2012
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
(Dollars in thousands except contracts)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	7	$3,842	$3,842	3	$2,019	$2,019
Single-family residential	7	3,423	3,423	2	733	733
Commercial and industrial	15	849	849	2	702	702
Consumer	—	—	—	—	—	—
Total loans	29	$8,114	$8,114	7	$3,454	$3,454

Of the 29 loans that were restructured during the first nine months of 2012, 23 were term concessions, five were rate concessions and one was granted both term and rate concessions.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - LOAN PORTFOLIO — continued

	For the quarter ended			For the quarter ended
	September 30, 2012			September 30, 2012
	TDRs that are in compliance with the terms of the agreement			TDRs that are susbequently defaulted
(Dollars in thousands except contracts)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	1	$1,676	$1,676	2	$1,455	$1,455
Single-family residential	2	1,024	1,024	1	208	208
Commercial and industrial	4	85	85	1	607	607
Consumer	—	—	—	—	—	—
Total loans	7	$2,785	$2,785	4	$2,270	$2,270

Of the seven loans that were restructured during the third quarter of 2012, six were term concessions and one was given both a term and a rate concession.

NOTE 7 — OTHER REAL ESTATE OWNED

The following chart describes the transactions in other real estate owned for the nine months ended September 30, 2012 and year ended December 31, 2011:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of year	$15,665	$16,891
Additions	11,769	12,040
Sales	(5,397)	(11,023)
Write-downs	(580)	(2,243)
Balance, end of period	$21,457	$15,665

NOTE 8 — DEPOSITS

As of September 30, 2012, total deposits decreased by $16,567,000, or 3.38%, from December 31, 2011.  The largest decrease was in money market savings accounts, which decreased $28,860,000 from $124,987,000 at December 31, 2011 to $96,127,000 at September 30, 2012. Expressed in percentages, noninterest-bearing deposits increased 0.94% and interest-bearing deposits decreased 3.73%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of September 30, 2012, we had brokered deposits of $43,084,000, representing 9.08% of our total deposits as compared to $75,586,000, representing 15.40% of our total deposits as of December 31, 2011. We must continue to find other sources of liquidity.  Alternative sources of liquidity to replace these deposits as they mature may include proceeds from FHLB advances, Qwickrate CDs, and a correspondent line of credit.  All of our brokered deposits will mature within the next three years.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 — DEPOSITS - continued

Balances within the major deposit categories as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Noninterest-bearing transaction accounts	$37,378	$37,029
Interest-bearing transaction accounts	47,790	44,989
Savings and money market savings accounts	104,321	132,602
Certificate of deposits	284,797	276,233
Total deposits	$474,286	$490,853

NOTE 9 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at September 30, 2012:

(Dollars in thousands)	Interest	Loan
Advances maturing on:	Rate	Balances

December 8, 2014	3.24%	$5,000
September 4, 2018	3.60%	2,000
September 10, 2018	3.45%	5,000
September 18, 2018	2.95%	5,000
August 20, 2019	3.86%	5,000
Total		$22,000

Interest is payable quarterly except for the advances that are fixed rate credits in the amount of $5,000,000, on which interest is payable monthly.  Initially all advances bear interest at a fixed rate; however, at a certain date for each of the advances, the FHLB has the option to convert the rates to floating except for those advances that are fixed rate credits in the amount of $5,000,000.  Also on these dates, the FHLB has the option to call the advances.  All advances are subject to early termination with two days notice.  As of September 30, 2012, $5,000,000 were fixed rate credits and $17,000,000 were convertible advances.

At September 30, 2012, the Bank had pledged as collateral our portfolio of first mortgage loans on one-to-four family residential properties aggregating approximately $10,588,000, our commercial real estate loans totaling approximately $17,148,000, our home equity lines of credit of $13,875,000, and our multifamily loans of $441,000.  We have also pledged our investment in FHLB stock of $1,797,000, which is included in nonmarketable equity securities, and $6,419,000 of our securities portfolio. The Bank has $1,234,000 in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust, a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue.  The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6 million.  The Trust loaned these proceeds to the Company to use for general corporate purposes.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve guidelines, subject to limitations.  Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $81,277 and $84,944 at September 30, 2012 and 2011, respectively, and are included in other assets on the consolidated balance sheet.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES - continued

Amortization of debt issuance costs from junior subordinated debentures totaled $2,750 for the periods ended September 30, 2012 and 2011.  The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $298,000.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $1,077,000.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS - continued

Advances from the Federal Home Loan Bank - For the portion of borrowings immediately callable, fair value is based on the carrying amount.  The fair value of the portion maturing at a later date is estimated using a discounted cash flow calculation that applies the interest rate of the immediately callable portion to the portion maturing at the future date.

Subordinated Debentures — The fair value of subordinated debentures cannot be reasonably estimated.

Junior Subordinated Debentures - The fair value of junior subordinated debentures cannot be reasonably estimated.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

				Fair Value Measurements
				Quoted	Significant
				market	other	Significant
				price in	observable	unobservable
(Dollars in thousands)	Carrying	Estimated		active markets	inputs	inputs
September 30, 2012	Amount	Fair Value		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$59,882	$59,882		$59,882	$—	$—
Investment securities available-for-sale	89,553	89,553		—	89,553	—
Nonmarketable equity securities	1,983	1,983		1,983	—	—
Loans (net)	303,166	303,412		—	—	303,412
Accrued interest receivable	2,577	2,577		2,577	—	—

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	189,489	189,489		—	189,489	—
Certificates of deposit	284,797	285,779		—	285,779	—
Repurchase agreements	1,847	1,847		—	1,847	—
Advances from the Federal Home Loan Bank	22,000	24,552		—	24,552	—
Subordinated debentures	12,062		*	—	—	—
Junior subordinated debentures	6,186		*	—	—	—
Accrued interest payable	1,851	1,851		1,851	—	—

*  Fair value cannot be reasonably estimated.

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$28,504	N/A
Standby letters of credit	465	N/A

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS - continued

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

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS - continued

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies.  The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent.  Impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$—	$47,528	$—
Government-sponsored agencies	—	36,260	—
Obligation of state & local governments	—	5,765	—
Total	$—	$89,553	$—

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS - continued

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$—	$47,206	$—
Government-sponsored agencies	—	42,142	—
Obligation of state & local governments	1,576	9,283	—
Total	$1,576	$98,631	$—

Assets and Liabilities Measurements on a Non-Recurring Basis

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of September 30, 2012:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$56,541
Other real estate owned	—	—	21,457
Total	$—	$—	$77,998

Assets and liabilities recorded at fair value on a non-recurring basis are as follows as of December 31, 2011:

	Quoted market price in	Significant other	Significant unobservable
	active markets	observable inputs	inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$67,787
Other real estate owned	$—	$—	$15,665
Total	$—	$—	$83,452

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note.  Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans.  At September 30, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1.  If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2.  When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate.  The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FAIR VALUE MEASUREMENTS - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	September 30,	Valuation	Unobservable	Range
(Dollars in thousands)	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans
Commercial	$3,808	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 100.00% (13.04%)
Commercial real estate	34,760	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0% - 54.33% (8.61%)
Residential	17,778	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 221.86% (9.83%)
Consumer	195	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 13.60% (4.75%)
Other real estate owned
Commercial real estate	18,423	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00% - 50.00% (6.27%)
Residential	3,034	Appraised Value / Discounted Cash Flows	Appraisals and/or sales of comparable properties / Independent quotes	0.00%
	$77,998

HCSB FINANCIAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 14 — LITIGATION

Part II, Other Information, Item 1. Legal Proceedings identifies current litigation and material proceedings. The outcome of the litigation is unknown and the Company has not accrued any amounts for probable losses.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, and the following:

•                  our ability to comply with the terms of our Consent Order and Written Agreement and potential regulatory actions, including the potential receivership of the Bank, if we fail to comply;

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

•                  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

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

•                  our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations, and these risks could be exacerbated as a result of information held by the South Carolina Department of Revenue (the “SCDOR”) that was exposed through a cyber-attack on the SCDOR that was announced in October 2012;

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The first nine months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients’ liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

During the first nine months of 2012, national economic conditions, while slow by historical standards, and still fluctuating on a day-to-day basis, have shown general signs of stabilization.  In addition, there have have been some indications of economic growth in the local markets which we serve.  However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Federal Reserve, it is difficult to predict if this stabiliziation is indicative of a lasting trend. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The cumulative result of the above was a significant increase in the level of our nonperforming assets during 2009, 2010, and 2011.  As of December 31, 2011, our nonperforming assets equaled $60.4 million, or 11.28% of assets, as compared to $74.2 million, or 9.43% of assets, as of December 31, 2010, and $29.6 million, or 3.91% of assets, as of December 31, 2009.  The increase in our nonperforming assets led to the increase in our provision for loan losses and other noninterest expenses, as well as in the amount of OREO, which includes real estate acquired through foreclosure.  For the year ended December 31, 2011, we recorded a provision for loan losses of $25.3 million and net loan charge-offs of $18.6 million, or 4.53% of average loans, as compared to a $23.1 million provision for loan losses and net loan charge-offs of $16.1 million, or 3.33% of average loans, for the year ended December 31, 2010, and a $10.4 million provision for loan losses and net loan charge-offs of $7.3 million, or 1.54% of average loans, for the year ended December 31, 2009.  Our amount of OREO was $15.7 million at December 31, 2011, compared to $16.9 million at December 31, 2010 and $6.4 million at December 31, 2009.

During 2012, there has been a slight improvement in the levels of our nonperforming assets which declined $8.2 million to $52.2 million, or 10.19% of assets, at September 30, 2012 compared to $60.4 million at December 31, 2011.  The decrease in our nonperforming assets led to a decline in our provision for loan losses and other noninterest expenses.  For the nine months ended September 30, 2012, we recorded a provision for loan losses of $7.9 million compared to $20.2 million during the first nine months of 2011 and net loan charge-offs of $7.3 million, or 2.12% of average loans, compared to net loan charge-offs of $15.0 million, or 3.57% of average loans, during the first nine months of 2011.  Also, our net interest margin increased slightly to 3.00% for the nine months ended September 30, 2012 compared to 2.84% for the comparable period in 2011 due to decline in our cost of funds throughout 2011 and 2012.  In total, the above produced an improvement in our net loss from $24.9 million for the nine months ended September 30, 2011 to a net loss of $5.2 million for the nine months ended September 30, 2012.  However, the three months ended September 30, 2012, saw an increase in our loan loss provision to $4.5 million as compared to $2.6 million for the third quarter of 2011.  This increased provision led to a slighly larger net loss of $3.7 million for the third quarter of 2012 as compard to a net loss of $3.3 million for the third quarter of 2011.

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

Written Agreement

On May 9, 2011, the Company entered into the Written Agreement with the Federal Reserve Bank of Richmond.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.  For additional information on the Written Agreement, see Note 2-“Regulatory Matters and Going Concern Considerations — Written Agreement” to our Consolidated Financial Statements.

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

Our Strategic Plan

As a response to the general economic downturn, and more recently, to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for additional capital but also a search for a potential merger partner.  We are continuing to pursue both of these approaches simultaneously, though given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, we believe that in the short-term our more realistic opportunity will be to raise additional capital.  We believe that approximately $13.2 million in capital would return the Bank to “adequately capitalized” and $20.6 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of September 30, 2012.  If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital.  However, if we suffer additional loan losses or losses in our OREO portfolio, then we would need additional capital to achieve these ratios.  There are no assurances that we will be able to raise this capital on a timely basis or at all.  If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality.  We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets.  We reduced the Bank’s total assets from $787.4 million at December 31, 2010 to $512.7 million at September 30, 2012, as we believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement.  We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

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

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during the second half of 2011 and the first nine months of 2012.  Primarily as a result of the stabilization and improvement in our loan portfolio, we incurred an aggregate net loss of $5.2 million during the nine months prior to September 30, 2012 compared to a net loss of $24.9 million during the nine months ended September 30, 2011.  However, our net loss of $3.7 million for the third quarter of 2012 was slightly greater than our net loss of $3.3 million for the third quarter of 2011.

Although we have generally curtailed new lending while we focus on restoring the Bank’s financial condition, we remain focused on disciplined underwriting practices and prudent credit risk management.  We performed an expanded internal loan review during September and July 2010, hired an independent firm to perform an independent review of our loan portfolio in June 2010 and February and July 2011, and August 2012, and substantially revised our lending policy and credit procedures in early 2011.  We expanded the scope and depth of the initial loan review performed by our loan officers on all loans, and we incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.

During November 2012, the FDIC completed fieldwork in its examination of the Bank.  The examination included reviews of our loan portfolio, allowance for loan losses and impaired loans.  Preliminary feedback indicated the need for additional reserves on impaired loans.  While the final examination report from this recent examination has not been finalized, we have adjusted our financial statements as of September 30, 2012 based upon preliminary feedback from this examination.

Reducing ADC and CRE Loan Concentrations.  As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio.  We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to OREO or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature.  During the period from December 31, 2009 to September 30, 2012, we were able to decrease the Bank’s total CRE loan portfolio from $198.8 million to $118.9 million, or 40.19%.  If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

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

We also reduced marketing expenses incurred by the Bank at a savings of $670,577 in 2011 as compared to 2009.  We closed two branches in January 2012. In 2012, we have continued to analyze other noninterest expenses for further opportunities for reductions.  We believe that reduction of our level of nonperforming assets will also significantly reduce our operating costs, which is evidenced by the fact that expenses related to nonperforming assets in 2011 were more than $1.5 million above similar expenses incurred in 2008 prior to the downturn in the local real estate market and the resulting rise in the level of nonperforming assets.

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

On April 5, 2012, the Jumpstart Our Business Startup Act (the “JOBS Act”) was signed into law. The JOBS Act is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. While we do not anticipate that the JOBS Act will have a significant effect on the Company, it is unclear what long term effects this new legislation will have on community banks in general.

In addition, in June 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer.  The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) after each agency has completed its approval process.  The comment period on the NPRs expired on October 22, 2012.  Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline.  If approved, in their current form, the NPRs would be effective over a phased-in-period from 2013 to 2019.  We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Changes in Financial Condition and Results of Operations

Earnings Performance

During the first nine months of 2012, the Bank has experienced declines in net interest income of $1.9 million, or 14.58%, over the comparable period in 2011.  The decline in our net interest income was partially the result of a decline in interest income on loans, including fees, of $3.0 million, a decline of 18.51%, over the nine months ended September 30, 2011.  The decline in interest income on loans is primarily the result of a decline in the average loan balance from $420.1 million at September 30, 2011 to $344.8 million at September 30, 2012.  The Bank will seek to improve our net interest income primarily by diligently working to reduce nonperforming loans and reinvesting proceeds from the sale of certain nonperforming loans.  The Bank had a decrease in noninterest expenses of $5.8 million, or 32.74%, from $17.8 million during the first nine months of 2011 to $12.0 million for the comparable period in 2012.  During the first nine months of 2011, the Bank incurred penalties of $2.6 million in the prepayment of $82.2 million in FHLB advances in an effort to reduce the asset size of the Bank which did not recur in 2012.  The Bank experienced a reduction in the net cost associated with our OREO of $848 thousand, or 33.69%, between the two periods due to real estate values stabilizing in our marketplace.  The improvement in real estate values and the overall quality of the loan portfolio has resulted in a reduction in our provision for loan losses of $12.3 million, or 60.92%, from $20.2 million during the first nine months of 2011 to $7.9 million during the comparable period in 2012.  Because of the combination of the above factors, the Bank experienced a net loss of $5.2 million for the nine months ended September 30, 2012, a decrease of $14.7 million from the loss in the comparable period in 2011. The above resulted in a net loss available to common shareholders of $1.57 per share for the nine months ended September 30, 2012 as compared to a net loss available to common shareholders of $6.83 per share for the comparable period in 2011.  During the quarter ended September 30, 2012, the net loss available to common shareholders was $1.04 per share, compared to a net loss available to common shareholders of $0.93 per share for the same period in 2011.

Net Interest Income

For the nine months ended September 30, 2012, net interest income was $11.0 million, a decrease of $1.9 million, or 14.58%, over the same period in 2011.  Interest income from loans, including fees, was $13.2 million for the nine months ended September 30, 2012, a decrease of $3.0 million, or 18.51%, over the nine months ended September 30, 2011.  This decrease was attributable to the decrease in the average volume of our loan portfolio from September 30, 2011 of $420.1 million to $344.8 million as of September 30, 2012 and due to the loss of interest on nonaccrual loans.  Interest income on taxable securities totaled $2.2 million, a decrease of $1.1 million, or 33.67%, over the same period in 2011.  Our interest income on securities decreased due to management’s decision to decrease the portfolio during 2011 from an average balance of $162.3 million as of September 30, 2011 to $110.0 million as of September 30, 2012 to help reduce the Bank’s assets to, in turn, improve its capital ratios.  Interest expense for the nine months ended September 30, 2012 was $4.7 million, compared to $7.2 million for the same period in 2011, a decrease of $2.5 million, or 34.89%.  This decrease is attributable to our decrease in the cost of funding, which decreased from 1.62% as of September 30, 2011 to 1.27% as of September 30, 2012, particularly in the cost of our savings accounts and certificate of deposits (CDs).  The net interest margin realized on earning assets was 3.00% for the nine months ended September 30, 2012, as compared to 2.84% for the nine months ended September 30, 2011.  The interest rate spread increased from 2.81% at September 30, 2011 to 3.00% at September 30, 2012.

For the quarter ended September 30, 2012, net interest income was $3.5 million, a decrease of $449 thousand, or 11.38%, under the same period in 2011.  Interest income from loans, including fees, was $4.2 million for the three months ended September 30, 2012, a decrease of $925 thousand, or 18.03%, over the three months ended September 30, 2011 as a result of lower loan volume.  Interest income on taxable securities totaled $726 thousand, an increase of $142 thousand, or 24.32%, over the three months ended September 30, 2011.  Our interest income on taxable securities increased primarily due to the 28.2% increase in the average balance of our taxable securities.  The average balance of taxable investment securities for the quarter ended September 30, 2011 was $81.9 million compared to $105.0 million for the same period in 2012.  Interest expense for the  three  months  ended September 30, 2012  was $1.5 million, compared  to  $2.0 million  for the  same  period in

2011, a decrease of $421 thousand, or 21.56%.   This  decrease is attributable  to our decrease in the cost of funding, which decreased from 1.53% for  the three  months ended September 30, 2011  to 1.25% for the three months ended September 30, 2012, particularly in the cost of our savings accounts and CDs.

The net interest margin realized on earning assets was 2.88% for the three months ended September 30, 2012, as compared to 3.04% for the three months ended September 30, 2011.  The interest rate spread decreased to 2.90% for the three months ended September 30, 2012 from 3.00% for the three months ended September 30, 2011.

The following are nine and three month ending average balance sheets for September 30, 2012 and 2011:

	Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$344,793	5.11%	$420,050	5.15%
Securities	109,572	2.99%	162,282	3.20%
Nonmarketable Equity Securities	3,077	1.69%	6,094	0.86%
Fed funds sold and other (incl. FHLB)	34,544	0.22%	19,369	0.31%
Total earning assets	491,986	4.28%	607,795	4.43%
Cash and due from banks	1,659		5,650
Allowance for loan losses	(19,890)		(16,474)
Premises & equipment	22,212		23,143
Other assets	33,266		36,931
Total assets	$529,233		$657,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$42,984	0.21%	$42,564	0.24%
Savings	117,783	0.42%	171,682	0.66%
CDs	285,161	1.22%	296,026	1.79%
Other borrowings	29,907	3.20%	68,119	2.78%
Subordinate debt	12,062	9.06%	12,062	9.00%
Junior subordinated debentures	6,186	2.70%	6,186	2.68%
Total interest-bearing liabilities	494,083	1.27%	596,639	1.62%
Non-interest deposits	36,847		41,980
Other liabilities	3,133		2,802
Stockholders’ equity	(4,830)		15,624
Total liabilities & equity	$529,233		$657,045

	Three months ended		Three months ended
	September 30, 2012		September 30, 2011
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

ASSETS

Loans	$331,024	5.05%	$399,108	5.10%
Securities	113,509	2.78%	81,702	3.58%
Nonmarketable Equity Securities	2,205	2.17%	5,524	1.08%
Fed funds sold and other (incl. FHLB)	35,252	0.20%	30,454	0.21%
Total earning assets	481,990	4.15%	516,788	4.53%
Cash and due from banks	1,850		3,529
Allowance for loan losses	(18,364)		(19,281)
Premises & equipment	22,014		22,915
Other assets	36,338		32,758
Total assets	$523,828		$556,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Transaction accounts	$41,568	0.21%	$42,145	0.21%
Savings	108,833	0.42%	153,685	0.45%
CDs	289,754	1.17%	261,300	1.81%
Other borrowings	29,050	3.07%	31,947	3.10%
Subordinate debt	12,062	9.04%	12,062	9.05%
Junior subordinated debentures	6,186	2.70%	6,186	2.69%
Total interest-bearing liabilities	487,453	1.25%	507,325	1.53%
Non-interest deposits	37,753		43,094
Other liabilities	2,414		2,886
Stockholders’ equity	(3,792)		3,404
Total liabilities & equity	$523,828		$556,709

Provision and Allowance for Loan Losses

The Company maintains an allowance for loan losses with the intention of estimating the probable losses in the loan portfolio. The allowance is subject to examination and adequacy testing by regulatory agencies.  In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.  The allowance for loan losses was $21.7 million and $19.7 million, or 6.69% and 5.27% of total loans, as of September 30, 2012 and 2011, respectively.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses. For the nine months ended September 30, 2012 and 2011, the provision was $7.9 million and $20.2 million, respectively.  For the three months ended September 30, 2012, the provision charged to expense was $4.5 million compared to $2.6 million during the same quarter in 2011.  During the nine months ended September 30, 2012, the Bank recorded charge-offs of $8.1 million and recoveries of $788 thousand.  Impaired loans at September 30, 2012 and 2011 totaled $69.5 million and $76.8 million, respectively.  Loans totaling $75.5 million were considered classified loans and $78.1 million were criticized as of September 30, 2012 compared to classified loans totaling $93.5 million and criticized loans totaling $27.4 million as of September

30, 2011.  As noted above, during November 2012, the FDIC completed fieldwork in its examination of the Bank.  The examination included reviews of our loan portfolio, allowance for loan losses and impaired loans.  Preliminary feedback indicated the need for additional reserves on impaired loans.  While the final examination report from this recent examination has not been finalized, we have adjusted our financial statements as of September 30, 2012 based upon preliminary feedback from this examination.

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

Noninterest Income

Noninterest income during the nine months ended September 30, 2012 was $3.6 million, a decrease of $1.5 million, or 29.61%, over the same period in 2011.  The decrease is largely a result of the realization of fewer gains on sale of securities, which decreased $1.2 million, or 44.64%, from $2.6 million for the nine months ended September 30, 2011 to $1.5 million for the nine months ended September 30, 2012.   During both periods, the Bank sold investment securities to help reduce the Bank’s assets and, in turn, help improve its capital position.  There were also decreases in the income generated from the sale of residential mortgage loans in the secondary market of $249 thousand, or 54.73%, from $455 thousand for the nine months ended September 30, 2011 to $206 thousand for the comparable period in 2012 due to the reduction in personnel in this area of the Bank.  There were also reductions in the service charges on deposit accounts, which decreased $168 thousand, or 16.57%, to $846 thousand for the nine months ended September 30, 2012 due to the decline in the fee income generated from NSF fees resulting from changes governing overdraft protection provided by the implementation of the Dodd-Frank Act.  These decreases were partially offset by increases in the gains on sale of assets which increased $189 thousand for the nine months ended September 30, 2012 due to the gains realized in the sale of our repossessions.

Noninterest income during the three months ended September 30, 2012 was $1.7 million, an increase of $843 thousand, or 95.47%, over the same period in 2011.  The increase is the result of the realization of more gains on sale of securities, which increased $918 thousand from $60 thousand for the three months ended September 30, 2011 to $978 thousand for the three months ended September 30, 2012.  Service charges on deposit accounts decreased $45 thousand, or 13.47%, to $289 thousand for the three months ended September 30, 2012 due to the decline in the fee income generated from NSF fees.  Brokerage commissions also decreased by $55 thousand from $105 for the quarter ended September 30, 2011 to $50 thousand for the quarter ended September 30, 2012.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional five basis point charge per transaction to provide coverage for fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  Our ATM/Debit card fee income is included in other fees and commissions and was $164 thousand for the nine months ended September 30, 2012. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2012 was $12.0 million, a decrease of $5.8 million, or 32.74%, over the nine months ended September 30, 2011.  The primary basis for the decline was the decrease in prepayment penalties on our FHLB borrowings of $2.5 million during the nine months ended September 30, 2012 as a result of the prepayment of $82.2 million of FHLB borrowings during 2011 due to management’s concerted effort to decrease the assets of the Bank to help improve its capital position.  The Bank also had a decrease in its net cost associated with the operation of our OREO of $848 thousand, or 33.69%, from $2.5 million for the nine months ended September 30, 2011 to $1.7 million for the comparable period in 2012.  During the first nine months of 2012, we had sales of our OREO at approximately their book value, which resulted in fewer write-downs than in the first nine months of 2011.  There were also decreases in salaries and employee benefits of $880 thousand, or 15.45%, from $5.7 million during the nine months ended September 30, 2011 to $4.8 million for the same period in 2012. This was a result of a reduction in personnel during the second half of 2011.  Also, there was a reduction in our FDIC insurance premiums of $423 thousand, or 24.42%, from $1.7 million for the period ended September 30, 2011 to $1.3 million for the comparable period in 2012 due to the decrease in our assets during 2011 and due to the change in the assessment calculation. The assessment base changed to an asset based calculation effective for the third quarter of 2011. There were also decreases in other operating expenses of $886 thousand, or 27.15%, to $2.4 million due to management’s implementation of a wide range of overhead expense reduction strategies.

Total noninterest expense for the three months ended September 30, 2012 was $4.4 million, a decrease of $1.2 million, or 21.18%, over the three months ended September 30, 2011.  The primary basis for the decline was a decrease in our net cost associated with the operation of our OREO of $502 thousand, or 33.83%, from $1.5 million for the three months ended September 30, 2011 to $982 thousand for the comparable period in 2012.  During the third quarter of 2012, we had sales of our OREO at approximately their book value, which resulted in fewer write-downs than in the third quarter of 2011.  There were also decreases in salaries and employee benefits of $251 thousand, or 13.86%, from $1.8 million during the quarter ended September 30, 2011 to $1.6 million for the same period in 2012. This was a result of a reduction in personnel during the second half of 2011. There were also decreases in other operating expenses of $279 thousand, or 25.91%, to $798 thousand due to the continuing impact of a wide range of overhead expense reduction measures taken by management.

Income Taxes

There was no income tax benefit for the nine months and three months ended September 30, 2012.  The Company recognized an income tax expense of $5.0 million for the nine months ended September 30, 2011 and no income tax expense for the three months ended September 30, 2011.  During 2011, the Company provided a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2012 will not be realized, and accordingly, has established a full valuation allowance in the amount of $16.7 million.

Assets and Liabilities

During the nine months ended September 30, 2012, total assets decreased $23.0 million, or 4.30%, when compared to December 31, 2011.  The primary reason for the decrease in assets was due to a decrease in loans of $42.1 million during the nine months ended September 30, 2012 due to pay-offs, charge-offs, and transfers into OREO within our loan portfolio.  Securities available-for-sale decreased $10.7 million, or 10.63%, from $100.2 million at December 31, 2011 to $89.6 million at September 30, 2012 due to implementation of a strategy to reduce the total asset size of the Bank through the sale of securities and repayment of maturing certificates of deposit.  Total deposits decreased $16.6 million, or 3.38%, from the December 31, 2011 balance of $490.9 million to $474.3 million at September 30, 2012, as a result of our decision to decrease the interest rates paid on our deposits and due to the maturity of a portion of our brokered CD portfolio.

Within the deposit area, interest-bearing deposits decreased $16.9 million, or 3.73%, and noninterest-bearing deposits increased $349 thousand, or 0.94%, during the nine months ended September 30, 2012.

Investment Securities

Investment securities available-for-sale decreased from $100.2 million at December 31, 2011 to $89.6 million at September 30, 2012 as a result of management’s plan to reduce total assets to improve the Bank’s capital position.  This represents a decrease of $10.6 million, or 10.63%, from December 31, 2011 to September 30, 2012.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2012 and December 31, 2011.

Investment Securities Portfolio Composition

(Dollars in thousands)	September 30, 2012	December 31, 2011
Government-Sponsored Enterprises	$36,260	$42,142
Obligations of state and local governments	5,765	10,859
Mortgage-backed securities	47,528	47,206
Nonmarketable equity securities	1,983	3,975

Total securities	$91,536	$104,182

Investment Securities Portfolio Maturity Schedule

	Available-for-Sale
September 30, 2012	Fair
(Dollars in thousands)	Value	Yield
Government-Sponsored Enterprises due:
After five years but within ten years	$6,566	2.72%
After ten years	29,694	2.97%
	36,260	2.93%

Obligations of states and local government due:
After five years but within ten years	3,921	3.86%
After ten years	1,844	3.18%
	5,765	3.64%

Mortgage-backed securities	47,528	2.30%

Nonmarketable equity securities	1,983	1.69%

	$91,536	2.62%

Loans

Net loans decreased $42.7 million, or 12.33%, from December 31, 2011 to September 30, 2012 as a result of management’s concerted effort to help improve the capital position of the Bank.  Balances within the major loans receivable categories are as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Residential	$149,080	$163,502
Commercial Real Estate	118,874	142,485
Commercial	48,685	52,273
Consumer	8,269	8,735
Total gross loans	$324,908	$366,995

The following table presents the Company’s rate sensitivity of its loan portfolio at each of the time intervals indicated for the period ended September 30, 2012 and December 31, 2011 and may not be indicative of the Company’s rate sensitivity at other points in time:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$38,833	$139,813
Over one through three months	33,007	10,365
Over three through twelve months	48,225	51,844
Over twelve months	204,843	164,973
Total	$324,908	$366,995

The rate characteristics of our loan portfolio consist of $89.9 million, or 27.7%, of floating interest rates and $235.0 million, or 72.3%, of fixed interest rates.

Risk Elements in the Loan Portfolio

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain an adequate level of allowance for loan losses.  For the nine months ended September 30, 2012 and 2011, the provision was $7.9 million and $20.2 million, respectively.  For the three months ended September 30, 2012, the provision charged to expense was $4.5 million compared to $2.6 million during the same quarter in 2011.  During the nine months ended September 30, 2012, the Bank recorded charge-offs of $8.1 million and recoveries of $788 thousand.  Impaired loans at September 30, 2012 totaled $69.5 million.  Loans totaling $75.5 million were considered classified loans and $36.6 million were criticized as of September 30, 2012.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The Company engaged the services of an independent firm in 2010 to assist management in achieving the desired improvement in the credit quality of the loan portfolio. The firm performed independent reviews of samples of the loan portfolio in July 2010, February and July 2011, and in August 2012. At the conclusion of each review, the firm reviews their findings and recommendations with management and subsequently provides a report to the Board of Directors. The firm assisted management with creation of a new and more thorough Credit Risk Management Policy, which was adopted by the Board of Directors in April 2011. In addition, the firm has been instrumental in assisting management with an improved methodology of administering the Company’s watch loan process and reports. The firm has also assisted management with the implementation of a model and procedures designed to ascertain that the Company’s calculation of its ALLL is accurate and that the ALLL balance is adequate.

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

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Loans: Nonaccrual loans	$30,790	$44,682

Loan identified by the internal review mechanism:
Criticized	$36,593	$29,957
Classified	$75,530	$87,582

Activity in the Allowance for Loan Losses is as follows:

	Nine months ended
	September 30,
(Dollars in thousands)	2012	2011
Balance, January 1	$21,178	$14,489
Provision for loan losses for the period	7,885	20,175
Net loans charged-off for the period	(7,321)	(14,989)
Balance, end of period	$21,742	$19,675

Gross loans outstanding, end of period	$324,908	$373,356
Allowance for Loan Losses to loans outstanding	6.69%	5.27%

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these conditions will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.

Deposits

Our primary source of funds for loans and investments is our deposits.  As of September 30, 2012, total deposits had decreased by $16.6 million, or 3.38%, from December 31, 2011.  The largest decrease was in money market savings accounts, which decreased $25.7 million to $96.1 million at September 30, 2012.  Expressed in percentages, noninterest-bearing deposits increased 0.94% and interest-bearing deposits decreased 3.73%.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC.  As of September 30, 2012, we had brokered deposits of $43.1 million, representing 9.08% of our total deposits as compared to $75.6 million, representing 15.40% of our total deposits as of December 31, 2011.  We must continue to find other sources of liquidity.  Alternative sources of liquidity to replace these deposits as they mature may include proceeds from FHLB advances, Qwickrate CDs, and a correspondent line of credit.  All of our brokered deposits will mature within the next three years.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012		December 31, 2011
	Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$36,847	0.00%	$41,121	0.00%
Interest-bearing transaction accounts	42,984	0.21%	43,257	0.23%
Money market and other savings accounts	117,783	0.42%	162,966	0.60%
Time deposits	285,161	1.22%	288,675	1.70%
Total deposits	$482,775	0.91%	$536,019	1.12%

At September 30, 2012 and December 31, 2011, the scheduled maturities of time deposits were as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
One month or less	$27,000	$16,770
Over one through three months	36,878	32,292
Over three through twelve months	124,222	115,708
Over twelve months	96,500	111,463
Total	$284,600	$276,233

Advances from the Federal Home Loan Bank

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest
(Dollars in thousands)	Month End	Balance	Rate	Balance

September 30, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.45%	$22,000

December 31, 2011
Advances from Federal Home Loan Bank	$112,200	$49,618	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock.  Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source.  We have $1.2 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise.  As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

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

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the FHLB.  The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was 62.92% at September 30, 2012 and 68.14% at December 31, 2011.

Unpledged securities available-for-sale, with a market value of $61.1 million at September 30, 2012, serve as a ready source of liquidity.  We also have a line of credit available with a correspondent bank to purchase federal funds for periods from one-to-fourteen day basis for general corporate purposes.  At September 30, 2012, the unused line of credit totaled $10.0 million, which the lender has required to be secured with securities as collateral.  The lender has reserved the right not to renew the line of credit.

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

We believe the Bank’s liquidity sources are adequate to meet the Bank’s needs for at least the next 12 months.  However, if we are unable to meet our liquidity needs, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.  There are no liquidity sources at the Company level.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2012, we had issued commitments to extend credit of $28.5 million and standby letters of credit of $465 thousand through various types of commercial lending arrangements. At December 31, 2011, we had issued commitments to extend credit of $28.8 million and standby letters of credit totaled $516 thousand.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2012:

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,176	$6,368	$7,473	$16,017	$12,487	$28,504
Standby letters of credit	—	18	406	424	41	465
Total	$2,176	$6,386	$7,879	$16,441	$12,528	$28,969

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on the credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

The total shareholders’ equity deficit balance increased from $5.2 million at December 31, 2011 to $7.4 million at September 30, 2012. The increase is primarily attributable to the net loss of $5.2 million for the period offset by a $3.0 million reduction in the net unrealized loss in fair market value on securities available-for-sale.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30,		December 31,
(Dollars in thousands)	2012		2011
Return on average assets	$(1.31)%		(4.63)%
Return on average equity		(1)	(1)
Equity to assets ratio	(0.91)%		1.83%

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

Under normal circumstances, to be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, Bank must maintain a minimum Tier 1 leverage ratio of at least 4%.  Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

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

As of September 30, 2012, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.”  Our losses for 2010, 2011 and the first nine months of 2012 have materially adversely impacted our capital.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order.  In addition, the Consent Order required us to achieve and maintain by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total average assets.  We did not meet that requirement and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011.  The revised capital restoration plan was determined by the FDIC to be insufficient and, therefore, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011.  We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011.

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

We note that there are no assurances that we will be able to raise this capital on a timely basis or at all.  If we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 — “Regulatory Matters and Going Concern Considerations” located in the notes to our unaudited condensed consolidated financial statements.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2012
The Company
Total capital (to risk-weighted assets)	$(2,773)	-0.75%	$29,600	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	(7,609)	-2.06%	14,800	4.00%	N/A		N/A
Tier 1 capital (to average assets)	(7,609)	-1.45%	20,999	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$16,173	4.41%	$29,363	8.00%	$36,987		10.00%
Tier 1 capital (to risk-weighted assets)	11,373	3.10%	14,682	4.00%		(1)	(1)
Tier 1 capital (to average assets)	11,373	2.17%	20,972	4.00%	41,945		8.00%
December 31, 2011
The Company
Total capital (to risk-weighted assets)	$7,190	1.77%	$32,492	8.00%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	3,595	0.89%	16,246	4.00%	N/A		N/A
Tier 1 capital (to average assets)	3,595	0.67%	21,540	4.00%	N/A		N/A
The Bank
Total capital (to risk-weighted assets)	$20,896	5.14%	$32,496	8.00%	$40,620		10.00%
Tier 1 capital (to risk-weighted assets)	15,620	3.85%	16,248	4.00%		(1)	(1)
Tier 1 capital (to average assets)	15,620	2.90%	21,516	4.00%	43,032		8.00%

(1) Minimum capital amounts and ratios presented as of September 30, 2012 and December 31, 2011, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC.  On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC.  Minimum capital amounts and ratios presented for the Bank as of September 30, 2012 and December 31, 2011, are the minimum levels set forth in the Consent Order.  No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On June 8, 2012, the Federal Reserve approved three NPRs to, among other things, implement the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the OCC after each agency has completed its approval process. The comment period on the NPRs ended on October 22, 2012. Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve, the FDIC and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline.  We are currently evaluating the impact of the proposed rules on the Company and the Bank.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2012 and the date of this Form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except that:

•                 On January 31, 2012, W. Vaughn Stanaland and Stanaland Stewart Company, LLC filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-768.  The Complaint named the Bank and the Company as the defendants.  The Complaint alleges that the Bank promised to loan the Plaintiff up to 90% of the amount that the Plaintiff would invest in the Company’s subordinated promissory notes offering in the second and third quarters of 2010 if the Plaintiff needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiff applied for the loan, the Bank denied the loan request.  The Complaint seeks rescission of the $1 million subordinated notes instrument, reformation of the contractual relationship between the parties, specific performance, declaratory and injunctive relief, actual damages, and punitive damages as allowed by law.  On June 25, 2012, an Order dismissed without prejudice the Stanaland action from the court docket by agreement pursuant to Rule 40(j) of the South Carolina Rules of Civil Procedure.  After unsuccessful settlement discussions, the case was restored to the active roster on October 31, 2012, and an Amended Complaint was filed soon thereafter.  The Amended Complaint dropped an earlier claim for declaratory judgment and added causes of action for promissory estoppel, violation of South Carolina Uniform Securities Act of 2005, fraud, and a second breach of contract claim.

•                 On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295.  The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants.  The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010.  The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request.  The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs.  All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion.

•                 On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank because of an error concerning the name of the shareholder Plaintiff’s counsel needed to correct. On September 27, 2012, Plaintiff filed an Amended Complaint. Service was accepted by the Company and Bank on October 22, 2012. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs.

•                 On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents.

•                 On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

The Company has engaged legal counsel for the litigation and intends to vigorously defend itself.  The ultimate outcome of the litigation and subpoena production is unknown at this time.  However, given the Company’s current troubled financial condition, any expenses incurred by the Company for defense costs, governmental sanctions, or settlement or other litigation awards could have a material adverse effect on the Company’s financial condition.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1                       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                       Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                 Section 1350 Certifications.

101                          The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

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

Date:	November 28, 2012	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 28, 2012	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.