Form 10-K
period 2012-12-31
HCSB FINANCIAL CORP
filed 2014-05-20
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-26995

________________

HCSB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

________________

South Carolina	57-1079444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3640 Ralph Ellis Boulevard Loris, South Carolina (Address of principal executive offices)	29569 (Zip Code)

Registrant’s telephone number, including area code: (843) 756-6333

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act. ☐ Yes ☒ No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2012 was $876,379. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

There were 3,738,337 shares of the registrant’s common stock outstanding on April 22, 2014.

________________________

2

Cautionary Note Regarding Forward-Looking Statements

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A - Risk Factors and the following:

•	reduced earnings due to higher credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	our ability to comply with the Consent Order and the Written Agreement with our regulatory authorities and the potential for regulatory actions if we fail to comply;
•	our ability to maintain appropriate levels of capital, including levels of capital required by our higher individual minimum capital ratios and under the capital rules implementing Basel III;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;
•	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes occurring in business conditions and inflation;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	the rate of delinquencies and amount of loans charged-off;
•	the rate of loan growth and the lack of seasoning of our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in accounting policies and practices;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We urge readers to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 is the first Annual Report on Form 10-K filed by HCSB Financial Corporation (the “Company”) with the SEC since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on March 23, 2012. The Company’s most recent Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 was filed on November 28, 2012.

The delay in filing the Company’s periodic reports resulted primarily from delays in completing the review of the loan loss reserve of Horry County State Bank (the “Bank”), the banking subsidiary of the Company, and obtaining current appraisals for certain parcels of other real estate owned.

For a more detailed discussion of the loan loss reserve of the Bank and current appraisals for other real estate owned, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

PART I

Item 1. Business.

General Overview

HCSB Financial Corporation was incorporated on June 10, 1999 to become a holding company for Horry County State Bank. The Bank is a state chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 11 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services. As of December 31, 2012, we had total assets of $469.0 million, net loans of $288.1 million, deposits of $435.9 million and shareholders’ deficit of $11.8 million.

Recent Regulatory Developments

Consent Order

As a result of the recent economic recession, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”) on February 10, 2011. The Consent Order requires the Bank to, among other things, take the following actions: achieve and maintain Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets; reduce the level of the Bank’s classified assets; eliminate all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” in the Bank’s most recent examination report; analyze and assess the Bank’s management and staffing needs to ensure the Bank has qualified management in place as well as the appropriate organizational structure; increase board oversight of the Bank; limit asset growth; eliminate the Bank’s reliance on brokered deposits; ensure the adequacy of the Bank’s allowance for loan and lease losses; formulate and implement a comprehensive financial plan to address profitability, improve income, monitor expenses, and restructure the Bank’s balance sheet; ensure the full implementation of the Bank’s revised written lending and collection policy to provide effective guidance and control over the Bank’s lending function; implement a plan addressing liquidity, contingency funding, and overall balance sheet management; establish an enhanced internal loan review program; correct all violations of law, regulation, and contraventions of policy which are listed in the Bank’s most recent examination report; not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified “Loss” or “Doubtful” and is uncollected; not declare or pay dividends or bonuses without the prior written approval of the FDIC and the State Board; reduce any segment of the Bank’s loan portfolio that is an undue concentration of credit; and supply written progress reports to the FDIC and the State Board.

Prior to receipt of the Consent Order, the Bank’s board of directors and management adopted and began executing a proactive and aggressive strategic plan to address the matters described in the Consent Order. The Bank’s board of directors and management have been, and continue to be, keenly focused on executing this plan and have already complied with a number of the requirements of the Consent Order. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for more discussion of the Consent Order.

Written Agreement

On May 9, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for more discussion of the Written Agreement.

Future Operations

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has significant concerns about the Company’s ability to maintain certain capital levels and be able to continue in business. Management has discussed these factors and their related plans in Note 2 to the Consolidated Financial Statements. The Company has managed to continue its operations throughout 2013 despite being critically undercapitalized. If the Bank is unsuccessful in raising capital and continues to incur losses from operations, the Bank may be placed into receivership by the FDIC and our shareholders will likely lose all of their investment in the Company. Our financial statements do not include any adjustments that might be necessary if we are unable to maintain regulatory capital at certain levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2-“Regulatory Matters and Future Operations” to our Consolidated Financial Statements of this Annual Report.

Our Strategic Plan

As a response to the general economic downturn and to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan which includes not only a search for additional capital but also a search for a potential merger partner. Approximately $15.6 million in capital would have returned the Bank to “adequately capitalized” and approximately $31.9 million in capital would have returned the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2012. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our OREO portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality. We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets. We reduced the Bank’s total assets from $535.7 million at December 31, 2011 to $469.0 million at December 31, 2012. Total assets at December 31, 2010 were $787.4 million. We believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement. We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

Enhancing the Credit Quality of the Loan Portfolio. We have aggressively increased our reserves for losses and focused substantial time and effort on managing the liquidation of nonperforming assets. We are working to hold our borrowers accountable for the principal and interest owed. We have initiated workout plans for problem loans that are designed to promptly collect on or rehabilitate those problem loans in an effort to convert them to earning assets, and we are pursuing foreclosure in certain instances. Additionally, we are marketing our inventory of foreclosed real estate, but given that we would likely be required to accept discounted sales prices below appraised value if we tried to dispose of these assets quickly, we have been taking a more measured and deliberate approach with these sales efforts.

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during 2012. Primarily as a result of the stabilization and improvement in our loan portfolio, we incurred a net loss of $9.5 million during 2012 compared to a net loss of $29.0 million during 2011.

New lending has slowed somewhat due to demand but also due to our focus on restoring the Bank’s financial condition. We remain focused on disciplined underwriting practices and prudent credit risk management. In 2011, we substantially revised our lending policy and credit procedures. We expanded the scope and depth of the initial loan review performed by our loan officers on all loans, and we incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.

Reducing ADC and CRE Loan Concentrations. As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have substantially curtailed new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio. We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to other real estate owned or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature. During the period from December 31, 2009 to December 31, 2012, we were able to decrease the Bank’s total CRE loan portfolio from $262.6 million to $161.3 million, or 38.6%. If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

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

Focusing on Reducing Noninterest Expenses and Collecting Noninterest Income. We continue to review our noninterest income and noninterest expense categories for potential revenue enhancements and expense reductions. We have implemented several initiatives to help reduce expenses and manage our overhead at an efficient level. To achieve this goal, management and the Board have already reduced compensation expenses by, among other things, eliminating over 50 employment positions, eliminating salary increases and bonuses of any type since December 31, 2009, eliminating employer matching contributions to officer and employee 401(k) accounts and reducing the percentage of health and dental insurance benefits paid by the Bank for all of its employees. In addition, certain of the Bank’s senior officers have accepted salary reductions and forfeited certain retirement benefits and incentive compensation. Management and the Board also determined in 2011, after careful review of hourly customer traffic counts, to reduce the hours of service on Friday afternoons. All of these steps served to enable the Bank to reduce its compensation expenses by over $3.7 million from 2009 to 2012. In addition, the Board has eliminated monthly director fees, and all active directors who had elected to defer their director fees until retirement have forfeited their deferred fees entirely in the aggregate amount of approximately $857 thousand.

We have also reduced marketing expenses incurred by the Bank. We closed two branches in January 2012, and we continue to analyze other noninterest expenses for further opportunities for reductions. We believe that reduction of our level of nonperforming assets will also significantly reduce our operating costs.

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

Lending Activities

Presented below are our general lending activities. In accordance with the Bank’s efforts to restructure the balance sheet, the Bank has strictly limited any new lending, particularly with respect to real estate loans.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.7% of our loan portfolio at December 31, 2012. Mortgage real estate loans were 63.6% of the portfolio. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property and consist of commercial real estate loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Consumer and commercial real estate construction and commercial development loans were 20.1% of the portfolio. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

As discussed above under “Our Strategic Plan - Reducing ADC and CRE Loan Concentrations”, due to concerns regarding the current economic environment and our concentration of commercial real estate loans, which as of December 31, 2012 totaled $161.3 million, or 63.8% of our real estate loans, we have focused on reducing the level of these types of loans in our portfolio.

Commercial Loans. At December 31, 2012, approximately 11.2% of our loan portfolio consisted of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans. Consumer loans made up approximately 2.7% of our loan portfolio at December 31, 2012. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans. Approximately 2.4% of our loan portfolio consisted of agricultural loans at December 31, 2012. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

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

Other Banking and Related Services

Other bank services which are in place or planned include cash management services, sweep accounts, repurchase agreements, mobile banking, remote deposit capture, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. Two of our non-executive officers are registered representatives of Investment Professionals Inc. (IPI), and they effect transactions in securities and other non-deposit investment products. We also offer MasterCard and VISA credit card services through a third party vendor. We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2012, there were 24 financial institutions operating in Horry County, 12 financial institutions operating in Brunswick County and 6 financial institutions operating in Columbus County.

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

Employees

As of April 15, 2014, we had 104 full-time employees and two part-time employees. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Recent Legislative and Regulatory Developments

Markets in the U.S. and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•	Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•	Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

•	Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages”, imposing both underwriting standards (for example, a borrower’s debt-to-income ratio may not exceed 43%) and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing recommended capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from current requirements); and
•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and could operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold an ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. We currently do not hold any of the exempted CDOs. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. A financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities including insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

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

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank described below under “Horry County State Bank – Prompt Corrective Action.” Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 2012, our Bank was “critically undercapitalized” under the capital requirements as set per bank regulatory agencies.

Subject to capital requirements and certain other restrictions, bank holding companies are able to borrow money to make capital contributions to their subsidiary banks, and these loans may be repaid from dividends paid from the subsidiary bank to the bank holding company. The Bank’s ability to pay dividends to us is subject to regulatory restrictions as described below in “Horry County State Bank – Dividends” and also affects our ability to pay dividends. We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

As of December 31, 2012, the Bank was deemed to be “critically undercapitalized.” As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 10, 2011. The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011. The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011. We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011. The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios.

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, on July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

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

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden from purchasing low quality assets from an affiliate.

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

Anti-Tying Restrictions. Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. Bank holding companies and bank affiliates are also subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act. The CRA requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

The Gramm Leach Bliley Act (the “GLBA”) made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

On May 26, 2011, the date of the most recent examination, the Bank received a satisfactory CRA rating.

Finance Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2012, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as:

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

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As described above, on February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board which, among other things, prohibits the Bank from declaring or paying any dividends on its shares of common stock without the prior approval of the supervisory authorities.

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

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving a bank’s regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2012 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Risks Relating to Becoming Current in Our Periodic Reporting with the SEC

Our efforts to become current in our periodic reporting obligations have required diversion of management’s attention from business operations, led to concerns on the part of customers, creditors, investors and employees about our financial condition and resulted in the incurrence of additional expenses.

During the fiscal years covered by this Annual Report, our management, including our finance and accounting staff, have devoted and continue to devote substantial time, effort and resources to efforts to become current in our periodic reporting obligations or maintain compliance with these requirements, in addition to performing their day-to-day duties. These efforts have diverted, and may continue to divert, managements’ attention away from our business. In addition, the delay in the completion of our periodic reports has caused concerns on the part of customers, creditors, investors and employees. In addition, we have increased our professional expenses to assist in the preparation of financial statements and periodic reports to become current in our SEC filings.

Risks Related to Our Business

There are serious concerns about whether we have enough capital to support future operations.

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has serious concerns about our future operations and ability to maintain certain regulatory capital levels which will be required for us to continue our banking operations. Our financial statements do not include any adjustments that might be necessary if we are unable to maintain regulatory capital at certain levels. If we are unable to reach certain regulatory capital levels, our shareholders will likely lose all of their investment in the Company.

We have an immediate need to raise capital, and we will need additional capital in the future, but capital may not be available to us as needed or on favorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank was required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 10, 2011. As of December 31, 2012, the Bank is not in compliance with the minimum capital requirements established in the Consent Order and is designated as “critically undercapitalized.” As a result, we have an immediate need to raise capital. The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, we may find it particularly difficult given the amount of our outstanding senior equity and debt securities, including the Series T Preferred Stock, the trust preferred securities, and our 2010 subordinated promissory notes. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted. If we cannot raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then you would lose your investment in the Company.

We are subject to a Consent Order that requires us to take certain actions, and if we do not comply with the Consent Order, or if our condition continues to deteriorate, our Bank may be placed in a federal conservatorship or receivership by the FDIC.

On February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board, which contains, among other things, a requirement that our Bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  Under this enforcement action, the Bank may no longer accept, renew, or roll over brokered deposits.  In addition, under the Consent Order, we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.  Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order.

The Bank failed to meet the minimum capital requirements by the July 9, 2011 deadline set forth in the Consent Order and, as a result, the Bank submitted a revised Capital Restoration Plan to the FDIC on September 30, 2011 detailing the steps the Bank plans to take to achieve these minimum capital requirements. The Bank is not currently in compliance with the minimum capital requirements and, as of December 31, 2012, the Bank is categorized as “critically undercapitalized.” As a result, a number of requirements or restrictions can or will be imposed on the Company and the Bank in addition to those set forth under the Consent Order and the Written Agreement. These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) impose more stringent growth restrictions on the Bank, or require the Bank to further reduce its total assets; (E) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (F) order a new election of Bank directors; (G) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (H) require the Bank to employ “qualified” senior executive officers; (I) require the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (J) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(I) above; and (iii) require prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s Articles of Incorporation or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.

As a “critically undercapitalized,” institution the FDIC can place the Bank into conservatorship or receivership within 90 days of the Bank becoming critically undercapitalized, unless the FDIC determines that “other action” would better achieve the purposes of the FDIC’s prompt corrective action capital requirements. If the Bank were to be taken into receivership, then you would lose your investment in the Company. See the prior section entitled “Our Strategic Plan” for information on the actions the Bank is currently taking and plans to take to meet the minimum capital requirements set forth by the Consent Order.

If we do not generate positive cash flow and earnings, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2012 and 2011, we incurred a net loss of $9.5 million and $29.0 million, respectively. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in the future, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2012, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, restructured troubled loans and other real estate owned) totaled $72.2 million, or 15.39% of total assets. At December 31, 2011, our nonperforming assets were $86.9 million, or 16.22% of total assets. Our nonperforming assets adversely affect our net income in various ways:

•	We typically do not record interest income on nonaccrual loans or real estate owned. Management may elect to continue the accrual of interest on loans when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.
•	We must provide for probable loan losses through a current period charge to the provision for loan losses.
•	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
•	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry. As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially. Although we believe credit quality indicators are showing signs of stabilization, further deterioration in the coastal South Carolina real estate market as a whole may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2012, approximately 83.7% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The recent weakening of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2012, we had approximately $161.3 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 53.4% of our total loans outstanding as of that date. Approximately 25.3% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2012, we had 66 loans on nonaccrual status totaling approximately $ 22.6 million, and our allowance for loan losses was $14.2 million. For the year ended December 31, 2012, we recorded a provision for loan losses of $10.5 million as compared to a $25.3 million provision for loan losses for the year ended December 31, 2011. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Liquidity is essential to our business.  An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, issuance of additional equity securities, and other sources could have a substantial negative impact on our liquidity.  Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general.  Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, the change in our status from well-capitalized to undercapitalized, or regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and deterioration in the credit markets.

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments.  As of December 31, 2012, we had brokered deposits of $43.1 million, representing 9.9% of our total deposits, all of which will mature by 2015.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We may need to find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from Federal Home Loan Bank (the “FHLB”) advances, federal funds lines of credit from correspondent banks and QwickRate CDs obtained via the Internet. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are critically undercapitalized, we are required to pledge additional collateral for FHLB advances.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on our business, including:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final rule.” The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect the Bank, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning in 2015, the minimum capital requirements for the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.

The BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

On March 6, 2009, as part of the Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008, we entered into a Letter of Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. Pursuant to the terms of the Letter Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which Treasury holds the equity issued pursuant to the Letter Agreement, including the common stock which may be issued pursuant to the warrant.  These standards generally apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives; (iv) prohibition on providing tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock issued to Treasury through the Capital Purchase Program will reduce the net income available to common shareholders and our earnings per common share. Notably, because we did not redeem the Series T Preferred Stock prior to March 6, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $644,750 annually) to 9.0% per annum (approximately $1,160,550 annually). Also, we have been forced to defer and accrue nine quarterly dividend payments to Treasury and, thus, are prohibited from paying dividends on our common stock until all accrued dividends on the Series T Preferred Stock are paid in full. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised.  The 91,714 shares of common stock underlying the warrant represent approximately 2.5% of the shares of our common stock outstanding as of December 31, 2012 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  We note, however, that the exercise price on Treasury’s warrant is $21.09 and the Company’s current trading price was approximately $0.07 at December 31, 2012.

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

Our common stock is not listed for trading on any securities exchange, and we presently do not intend to apply to list our common stock on any national securities exchange at any time in the foreseeable future. Consequently, the liquidity of our common stock, and our investors’ ability to sell shares of our common stock, will depend upon the interest of the Company, existing shareholders and other potential purchasers. As a result of this limited market, it may be difficult to identify buyers to whom our investors can sell their shares of our common stock, and our investors may be unable to sell their shares at an established market price, at a price that is favorable to the investors, or at all. This limited market will restrict our investors’ ability to sell shares of our common stock at a desirable or stable price, or at all, at any one time. Our investors should be prepared to own our common stock indefinitely.

We are currently prohibited from paying cash dividends, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends is limited by our Bank’s ability to pay cash dividends to our Company and by our need to maintain sufficient capital to support our operations. The ability of our Bank to pay cash dividends to our Company is currently prohibited by the restrictions of the Consent Order. Further, the Bank currently has negative retained earnings due to losses incurred over the past four years and therefore would be unable to pay cash dividends, regardless of the restrictions imposed by the Consent Order. In addition, our Company also has negative retained earnings and is prohibited from paying dividends without the prior approval of the Federal Reserve Bank of Richmond. Consequently, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

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

Our shares of common stock are not deposits, savings accounts or other obligations of us, our Bank or any other depository institution; are not guaranteed by us or any other entity; and are not insured by the FDIC or any other governmental agency.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The main office of the Bank is located at 5009 Broad Street, Loris, South Carolina, 29569. Our operational support services and executive offices are located in our Operations Center at 3640 Ralph Ellis Boulevard, Loris, South Carolina, 29569. Our operational support services include central deposit and central credit operations, computer operations, audit and compliance operations, human resources, training, marketing and credit administration operations. Currently, we have for sale or lease our former Operations Center at 5201 Broad Street, Loris, South Carolina, 29569 as well as our former Homewood branch at 3201 Highway 701 North, Conway, South Carolina, 29526.

The Bank presently owns 11 lots on which we have branch banking facilities and our current Operations Center in addition to the previously mentioned available for sale lots. In addition, the Bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

During September, 2011, we closed our Covenant Towers branch in an effort to decrease our expenses. Also in January 2012, the Company closed its branches in the Homewood community and on Meeting Street in Loris to decrease its number of branches from 13 to 11. The Company closed these offices in order to reduce expenses without materially reducing the Company’s deposits and loans.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of December 31, 2012 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

•	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion.

•	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Robert Shelley has 30 days to file and appeal from April 9, 2014. If he does not, the summary judgment order will become final and the matter will be dismissed with prejudice.

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents.

•	On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

•	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014 Mr. Snyder sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. He is alleging that he and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. Mr. Snyder has brought this case on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit.

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that it improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The Bank has engaged legal counsel and intends to vigorously defend against this lawsuit.

•	On or about January 10, 2013 and January 9, 2014, the SEC served the Company and Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The case/investigation number is A-3459. The Company and Bank provided timely responses to both subpoenas and continues to work closely with the SEC to provide them with any further documents they may need.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2012, there were 3,738,337 shares of our common stock outstanding held by approximately 2,400 shareholders of record. There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. Most of the trades of which the Company is aware have been privately negotiated by local buyers and sellers. In addition to these trades, the Company is aware of a number of quotations on the OTC Bulletin Board between January 1, 2012 and December 31, 2012 that ranged from $0.07 to $0.85. The following table which sets forth the high and low closing prices for our common stock of which we are aware for the periods indicated. Private trading of our common stock has been limited but has been conducted through the Private Trading System, which was implemented on our website (www.hcsbaccess.com) on April 1, 2010 and is operated by the Bank. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us, we believe transactions in our common stock can be fairly summarized as follows for the periods indicated:

2012	Low	High
Fourth Quarter	$0.07	$0.48
Third Quarter	$0.25	$0.85
Second Quarter	$0.20	$0.25
First Quarter	$0.20	$0.51

2011
Fourth Quarter	$0.20	$0.75
Third Quarter	$0.65	$2.50
Second Quarter	$1.01	$1.30
First Quarter	$1.10	$8.98

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of December 31, 2012, the Bank was classified as “critically undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of preferred stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

As a result of these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

Item 6. Selected Financial Data.

The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the financial statements. This information should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2012	2011	2010	2009	2008
(Dollars in thousands, except per share)

Financial Condition:
Investment securities, available for sale	$77,320	$100,207	$265,190	$169,463	$166,992
Allowance for loan losses	14,150	21,178	14,489	7,525	4,416
Net loans	288,084	345,817	431,185	485,796	424,692
Premises and equipment, net	21,694	22,514	23,389	24,152	19,056
Total assets	468,996	535,698	787,441	760,359	644,347
Noninterest-bearing deposits	33,103	37,029	38,255	31,661	31,285
Interest-bearing deposits	402,758	453,824	590,706	546,631	453,466
Total deposits	435,861	490,853	628,961	578,292	484,751
Advances from the Federal Home Loan Bank	22,000	22,000	104,200	118,800	92,000
Total liabilities	480,758	540,914	760,942	715,287	609,897
Total shareholders’ equity (deficit)	(11,762)	(5,216)	26,499	45,072	34,450

Results of Operations:
Interest income	$20,371	$25,654	$32,550	$34,101	$31,139
Interest expense	6,261	8,924	14,567	15,593	14,537
Net interest income	14,110	16,730	17,983	18,508	16,602
Provision for loan losses	10,530	25,271	23,084	10,361	1,754
Net interest income (loss) after provision for loan losses	3,580	(8,541)	(5,101)	8,147	14,848
Other income	4,574	6,217	4,090	7,605	3,586
Other expense	17,681	21,695	20,641	17,940	15,086
Income (loss) before income taxes	(9,527)	(24,019)	(21,652)	(2,188)	3,348
Income tax expense (benefit)	—	4,998	(4,383)	(840)	1,104
Net income (loss)	$(9,527)	$(29,017)	$(17,269)	$(1,348)	$2,244

Per Share Data (1):
Net income (loss) – basic	$(2.78)	$(7.98)	$(4.78)	$(0.44)	$0.59
Period end book value	$(6.51)	$(4.70)	$3.79	$8.74	$9.09

(1)	Adjustments were made for the 3% stock dividend declared in January 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion describes our results of operations for 2012 as compared to 2011 and also analyzes our financial condition as of December 31, 2012 as compared to December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets and the rates that we pay on interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2012, 2011, and 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits and other borrowings.

There are risks inherent in all loans so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Loan Portfolio” section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees that we charge to our customers. Likewise, we incur other operating expenses as well. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

RESULTS OF OPERATIONS

The Company experienced a decrease of $5.3 million, or 20.59%, in total interest income for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Company experienced a decrease in interest, including fees, on our loan portfolio of $3.6 million, or 17.39%, to $17.3 million during 2012 from $20.9 million during 2011, which was the result of decreased loan volume during 2012. The Company also experienced a decrease in the interest income on taxable securities, which decreased $1.3 million or 31.65%, due to a decrease in our securities available-for-sale of $22.9 million during 2012. Because of the decline in total deposits of $55.0 million during 2012 and declines in rates, total interest expense decreased $2.7 million, or 29.84%, to $6.3 million. The overall impact resulted in a $2.6 million, or 15.66%, decrease in net interest income in 2012. Noninterest income decreased $1.6 million or 26.42% in 2012 compared to 2011, primarily due to higher realization of gains on sales of available-for-sale securities in 2011. Noninterest expenses decreased $4.0 million, or 18.50%. Prepayment penalties on FHLB advances recognized in 2011 did not recur in 2012. Management also focused on reducing all noninterest expenses throughout 2012. Overall, the Company incurred a net loss for the year ended December 31, 2012 of $9.5 million, compared to a net loss of $29.0 million for the year ended December 31, 2011. The net loss for 2012 was primarily driven by the provision for loan losses of $10.5 million.

ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

During the twelve months ended December 31, 2012, total assets decreased $66.7 million, or 12.45%, when compared to December 31, 2011. Management continued to reduce assets in an effort to preserve capital ratios. Loans decreased $64.8 million and investment securities available-for-sale decreased $22.9 million during 2012. Total deposits decreased $55.0 million, or 11.20%, from the December 31, 2011 amount of $490.9 million. Interest-bearing deposits decreased $51.1 million, and noninterest-bearing deposits decreased $3.9 million during 2012.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The Company has sought to maintain a conservative approach in determining the distribution of its assets and liabilities. The following table presents the percentage relationships of significant components of the Company’s average balance sheets for the last three fiscal years.

Balance Sheet Categories as a Percent of Average Total Assets

Year ended December 31, (in thousands)	2012	2011	2010

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	6.67%	3.44%	3.49%
Investment securities	20.20	23.98	28.42
Loans	64.74	65.42	60.85
Total interest earning assets	91.61	92.84	92.76
Cash and due from banks	1.23	0.74	0.97
Allowance for loan losses	(3.75)	(2.77)	(1.30)
Premises and equipment	4.10	3.67	3.00
Other assets	6.81	5.52	4.57
Total assets	100.00%	100.00%	100.00%

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	84.29%	78.95%	72.77%
Federal funds purchased	0.00	0.01	0.01
Advances from the Federal Home Loan Bank	4.22	7.91	13.92
Repurchase agreements	1.20	1.37	0.94
Subordinate debentures	2.31	1.92	0.98
Debt due to trust	1.19	0.99	0.78
Total interest-bearing liabilities	93.21	91.15	89.40
Noninterest-bearing deposits	7.04	6.56	4.98
Accrued interest and other liabilities	0.73	0.46	0.44
Total liabilities	100.98	98.17	94.82
Shareholders’ equity (deficit)	(0.98)	1.83	5.18
Total liabilities and shareholders’ equity (deficit)	100.00%	100.00%	100.00%

NET INTEREST INCOME

Earnings are dependent to a large degree on net interest income. Net interest income represents the difference between gross interest earned on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits, and borrowed funds. The interest rate spread and the net yield on earning assets are two significant elements in analyzing the Company’s net interest income. The interest rate spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. The net yield on earning assets is computed by dividing net interest income by average earning assets.

For the year ended December 31, 2012, net interest income was $14.1 million, a decrease of $2.6 million, or 15.66%, from net interest income of $16.7 million in 2011. The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $3.6 million, or 17.39%, from $20.9 million for the year ended December 31, 2011 to $17.3 million for the year ended December 31, 2012. This decrease was attributable to the decrease in the average volume of our loan portfolio from $410.0 million as of December 31, 2011 to $337.4 million as of December 31, 2012 with only a slight decrease in yield. Interest expense for the year ended December 31, 2012 was $6.3 million, compared to $8.9 million for 2011. This represents a decrease of $2.6 million, or 29.84%, compared to the prior year, and was primarily the result of the decrease in average interest-bearing deposits of $55.6 million, borrowings in the amount of $30.0 million, and reduced interest rates paid on deposits. The net yield realized on earning assets was 2.96% for 2012, compared to 2.88% in 2011. The interest rate spread was 2.98% and 2.85% in 2012 and 2011, respectively.

The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

Average Balances, Income and Expenses, and Rates

Years ended December 31,

(in thousands)	2012			2011			2010
	Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Loans (1)	$337,445	$17,301	5.13%	$410,043	$20,943	5.11%	$483,570	$26,151	5.41%
Securities, taxable	94,901	2,818	2.97%	127,087	4,123	3.24%	210,778	5,978	2.84%
Securities, nontaxable	7,735	115	1.49%	17,546	472	2.69%	8,502	315	3.71%
Nonmarketable equity securities	2,616	47	1.80%	5,685	53	0.93%	6,519	25	0.38%
Interest-bearing deposits	34,779	90	0.26%	21,532	63	0.29%	27,747	81	0.29%
Total earning assets	477,476	20,371	4.27%	581,893	25,654	4.41%	737,116	32,550	4.42%
Cash and due from banks	6,433			4,643			7,728
Allowance for loan losses	(19,561)			(17,363)			(10,309)
Premises and equipment	21,369			23,023			23,836
Other assets	35,488			34,609			36,316
Total assets	$521,205			$626,805			$794,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$439,317	3,961	0.90%	$494,898	6,011	1.21%	$578,260	10,044	1.73%
Borrowings	46,475	2,300	4.95%	76,433	2,913	3.81%	132,173	4,523	3.42%
Total interest-bearing liabilities	485,792	6,261	1.29%	571,331	8,924	1.56%	710,433	14,567	2.05%
Non-interest deposits	36,681			41,121			39,546
Other liabilities	3,825			2,878			3,519
Stockholders’ equity (deficit)	(5,093)			11,475			41,189
Total liabilities and equity (deficit)	$521,205			$626,805			$794,687

Net interest income/interest rate spread		$14,110	2.98%		$16,730	2.85%		$17,983	2.37%
Net yield on earning assets			2.96%			2.88%			2.44%

(1)	Average loan balances include nonaccrual loans.

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information on changes in each category attributable to volume (change in volume multiplied by prior period rate) and to rates (changes in rates multiplied by prior period volume) is provided as follows:

	2012 Compared to 2011			2011 Compared to 2010
		Increase (Decrease)			Increase (Decrease)
		Due To(1)			Due To(1)
December 31, (in thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Interest-bearing deposits	$27	$(6)	$33	$(18)	$—	$(18)
Securities, taxable	(1,305)	(327)	(978)	(1,855)	1,054	(2,909)
Securities, nontaxable	(357)	(159)	(198)	157	(54)	211
Nonmarketable equity securities	(6)	(15)	9	28	31	(3)
Loans	(3,642)	80	(3,722)	(5,208)	(1,394)	(3,814)
Total	(5,283)	(427)	(4,856)	(6,896)	(363)	(6,533)

Interest-bearing liabilities:
Deposits	(2,050)	(1,428)	(622)	(4,033)	(2,726)	(1,307)
Borrowings	(613)	1,959	(2,572)	(1,610)	594	(2,204)
Total	(2,663)	531	(3,194)	(5,643)	(2,132)	(3,511)
Net interest income	$(2,620)	$(958)	$(1,662)	$(1,253)	$1,769	$(3,022)

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investments have generally followed the fluctuations in market rates in 2012 and 2011. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company’s interest rate sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

Interest rate sensitivity management is concerned with the management of both the timing and the magnitude of repricing characteristics of interest-earning assets and interest-bearing liabilities and is an important part of asset/liability management. The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates. The following table, “Interest Rate Sensitivity Analysis,” indicates that, on a cumulative basis, after three through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a twelve-month liability sensitive position. For a bank with a liability-sensitive position, or negative gap, falling interest rates would generally be expected to have a positive effect on net interest income, and rising interest rates would generally be expected to have the opposite effect.

RATE SENSITIVITY – continued

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2012 and may not be indicative of the Company’s rate-sensitivity position at other points in time:

Interest Rate Sensitivity Analysis

December 31, 2012	Within One	After One Through Three	After Three Through Twelve	Within One	Greater Than One Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$99,063	$32,495	$80,987	$212,545	$89,689	$302,234
Securities(1)	22,325	11,445	16,510	50,280	26,870	77,150
Total earning assets	$121,388	$43,940	$97,497	$262,825	$116,559	$379,384

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	—	—	—	—	43,053	43,053
Money market and savings deposits	92,676	—	—	92,676	—	92,676
Time deposits	19,945	35,373	111,907	167,225	99,804	267,029
Total interest-bearing deposits	112,621	35,373	111,907	259,901	142,857	402,758
Other borrowings	1,303	—	—	1,303	22,000	23,303
Subordinated debentures	—	—	—	—	12,062	12,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$113,924	$41,559	$111,907	$267,390	$176,919	$444,309
Period gap	$7,464	$2,381	$(14,410)	$(4,565)	$(60,360)
Cumulative gap	$7,464	$9,845	$(4,565)	$(4,565)	$(64,925)
Ratio of cumulative gap to total earning assets	1.97%	2.59%	(1.20)%	(1.20)%	(17.11)%

(1) Securities are presented at amortized cost basis

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. The 2012 and 2011 provisions for loan losses and their related effect of increasing the allowance for loan losses are related to growth in the delinquencies within the loan portfolio. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. In 2012 and 2011, the provisions for loan losses were $10.5 million and $25.3 million, respectively.

NONINTEREST INCOME

Noninterest income was $4.6 million for the year ended December 31, 2012, a decrease of $1.6 million, or 26.42%, when compared with the year ended December 31, 2011. The decrease is largely a result of gains on sales of securities recognized in 2011 of $3.0 million compared to $1.6 million recognized in 2012.

NONINTEREST EXPENSES

Noninterest expenses decreased during 2012 by $4.0 million, or 18.50%, to $17.7 million. The Bank incurred penalties associated with the prepayment of a significant portion of our FHLB advances of $2.6 million in 2011 which did not recur in 2012. Salaries and employee benefits decreased $766 thousand, or 11.17%, from $6.9 million for the year ended December 31, 2011 to $6.1 million for the year ended December 31, 2012, which is the result of a reduction in personnel to help reduce expenses. FDIC insurance premiums decreased from $2.4 million for the year ended December 31, 2011 to $1.8 million for the year ended December 31, 2012 as the Bank’s assessment base decreased. In addition, marketing expenses decreased $128 thousand or 85.33%, to $22 thousand for the period ended December 31, 2012 from $150 thousand for the comparable period in 2011 due to management’s decision to reduce expenses in this area.

INCOME TAXES

The Company did not recognize any income tax expense for the year ended December 31, 2012. Despite a net loss before income tax, the tax expense recognized for the year ended December 31, 2011 was a result of the Company providing for a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2012 and 2011 will not be realized, and accordingly, has established a full valuation allowance.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and federal funds sold are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment securities portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company’s primary source of funds for credit activities. Although not historically used as principal sources of liquidity, federal funds purchased from correspondent banks and advances from the FHLB are other options available to management.

As of December 31, 2012, the Company had no unused lines of credit to purchase federal funds from unrelated banks. Unpledged securities available-for-sale, which totaled $46.7 million at December 31, 2012, serve as a ready source of liquidity. Management believes that the Company’s liquidity sources will enable it to successfully meet its long-term operating needs. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 63.31% and 68.14% at December 31, 2012 and 2011, respectively.

The Bank’s greatest source of liquidity resides in its unpledged securities portfolio. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

LIQUIDITY - continued

Comprehensive weekly and quarterly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff and loan and securities paydowns and maturities. These liquidity analyses act as a cash forecasting tool and are subject to certain assumptions based on past market and customer trends. Through consideration of the information provided in these reports, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, our institution would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, the Bank would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In such a case, we may not be able to utilize our federal funds borrowing lines or renew, without FDIC approval, any brokered CDs that became due, but would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

We believe our liquidity sources are adequate to meet our needs for at least the next 12 months. However, if we are unable to meet our liquidity needs, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

IMPACT OF OFF-BALANCE SHEET INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Standby letters of credit often expire without being used. Management believes that through various sources of liquidity, the Company has the necessary resources to meet obligations arising from these financial instruments.

The Company uses the same credit underwriting procedures for commitments to extend credit and standby letters of credit as for on-balance-sheet instruments. The credit worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties, as well as liquid assets such as time deposit accounts, brokerage accounts, and cash value of life insurance.

The Company is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, which it believes could result in liquidity needs or other commitments or that could significantly impact earnings.

IMPACT OF OFF-BALANCE SHEET INSTRUMENTS - continued

As of December 31, 2012, commitments to extend credit totaled $29.5 million and standby letters of credit totaled $490 thousand.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

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

CAPITAL RESOURCES

Total shareholders’ equity decreased from a deficit of $5.2 million at December 31, 2011 to a deficit of $11.8 million at December 31, 2012. The decrease of $6.5 million is primarily attributable to the net loss during the year ended December 31, 2012 of $9.5 million offset by increases in unrealized gains on our available-for-sale securities which are included in accumulated other comprehensive income.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Return on average assets	(1.83)%	(4.63)%	(2.17)%
Return on average equity	n/a	(252.87)%	(41.93)%
Equity to assets ratio	(0.98)%	1.83%	5.18%

CAPITAL RESOURCES – continued

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

In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. For a more detailed description of the capital amounts required to be obtained in order for the Bank to be considered “well-capitalized,” see Note 16 to our Financial Statements included in this Annual Report.

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

CAPITAL RESOURCES – continued

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at December 31, 2012, 2011, and 2010.

December 31,	2012	2011	2010
(Dollars in thousands)
The Company
Tier 1 capital	$(11,932)	$3,595	$28,210
Tier 2 capital	—	3,595	18,465
Total qualifying capital	$(11,932)	$7,190	$46,675

Risk-adjusted total assets
(including off-balance sheet exposures)	$346,929	$406,148	$504,192

Tier 1 risk-based capital ratio	(3.44)%	0.89%	5.60%
Total risk-based capital ratio	(3.44)%	1.77%	9.26%
Tier 1 leverage ratio	(2.41)%	0.67%	3.50%

The Bank
Tier 1 capital	$7,720	$15,620	$39,158
Tier 2 capital	4,455	5,276	6,437
Total qualifying capital	$12,175	$20,896	$45,595

Risk-adjustment total assets
(including off-balance sheet exposures)	$346,667	$406,201	$506,888

Tier 1 risk-based capital ratio	2.23%	3.85%	7.73%
Total risk-based capital ratio	3.51%	5.14%	9.00%
Tier 1 leverage ratio	1.56%	2.90%	4.85%

CAPITAL RESOURCES – continued

At December 31, 2012, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. We did not meet that requirement and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011. The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011. We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011.

Approximately $15.6 million in capital would have returned the Bank to “adequately capitalized” and $31.9 million in capital would have returned the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2012. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board. For information on dividends, including the Company’s policy on dividends, see “Market for Common Shares and Dividends” contained elsewhere in this Report.

As noted above, in July 2013, the Federal Reserve, the FDIC and the OCC each approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loans holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for covered banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of December 31, 2012 and 2011, all securities were classified as available-for-sale.

INVESTMENT PORTFOLIO - continued

The portfolio of available-for-sale securities decreased $22.9 million, or 22.84%, from $100.2 million at December 31, 2011 to $77.3 million at December 31, 2012 as a result of management’s concerted effort to decrease the assets of the Bank to help improve its capital position. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2012.

December 31, 2012 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,497	$20,527	$27,024	$27,108
Mortgage backed securities	—	—	—	44,557	44,557	44,462
State and political subdivisions	—	—	3,724	1,845	5,569	5,750
Total	$—	$—	$10,221	$66,929	$77,150	$77,320

Weighted average yields
Government sponsored enterprises	—%	—%	2.72%	2.83%
Mortgage backed securities	—%	—%	—%	2.01%
State and political subdivisions	—%	—%	3.87%	3.20%
Total	—%	—%	3.14%	2.30%	2.41%

					Book	Market
December 31, 2011 (in thousands)					Value	Value
Investment securities
Government sponsored enterprises					$42,010	$42,142
Mortgage backed securities					50,706	47,206
States and political subdivisions					10,302	10,859
Total					$103,018	$100,207

					Book	Market
December 31, 2010 (in thousands)					Value	Value
Investment securities
Government sponsored enterprises					$55,661	$54,961
Mortgage backed securities					187,649	189,084
States and political subdivisions					22,060	21,145
Total					$265,370	$265,190

LOAN PORTFOLIO

The Company experienced a decline in its loan portfolio during 2012, resulting in a decrease of $64.8 million in gross loans. The decrease is due to loan payoffs, charge-offs of $18.5 million and transfers of loan balances to other real estate owned of $14.4 million. The loan-to-deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan-to-deposit ratio is indicative of higher interest income since loans typically yield a higher return than other interest-earning assets. The loan-to-deposit ratios were 69.34% and 74.77% at December 31, 2012 and 2011, respectively. The loans-to-total borrowed funds ratio was 63.31% and 68.14% at December 31, 2012 and 2011, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2012 and highlights the Company’s general emphasis on mortgage lending.

Loan Portfolio Summary
December 31,	2012	2011	2010	2009	2008
(Dollars in thousands)
Real estate:
Commercial construction and land development	$58,274	$61,776	$82,028	$80,655	$46,574
Other commercial real estate	103,061	134,803	154,455	181,971	154,571
Residential construction	2,422	5,101	8,036	15,133	14,069
Other residential	89,184	104,307	122,813	125,258	98,949
Commercial and industrial	41,200	52,272	65,896	74,433	95,290
Consumer	8,093	8,736	12,446	15,871	19,655
Total gross loans	$302,234	$366,995	$445,674	$493,321	$429,108

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.69% of our loan portfolio at December 31, 2012. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. These loans include commercial real estate loans, which as of December 31, 2012 totaled $161.3 million, or 63.78% of our real estate loans. We have no foreign loans, and agricultural loans, as of December 31, 2012, are limited. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 2012 and related interest rate characteristics:

		Over
		One Year
December 31, 2012	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial real estate	$57,106	$95,991	$8,238	$161,335
Residential	22,964	34,883	33,759	91,606
Commercial and industrial	22,257	16,179	2,764	41,200
Consumer	2,750	5,249	94	8,093
	$105,077	$152,302	$44,855	$302,234
Loans maturing after one year with:
Fixed interest rates			$142,678
Floating interest rates			54,479
			$197,157

LOAN PORTFOLIO - continued

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

Past due payments are often one of the first indicators of a problem loan. We perform a continuous review of our past due report in order to identify trends that can be resolved quickly before a loan becomes significantly past due. We determine past due and delinquency status based on the contractual terms of the note. When a borrower fails to make a scheduled loan payment, we attempt to cure the default through several methods including, but not limited to, collection contact and assessment of late fees.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. If the borrower is able to bring the account current, the loan is then placed back on regular accrual status.

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 2012.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $71.2 million or 19.41% of total loans at the end of 2011. We believe that we have identified and aggressively worked through many of our credit issues. As a result, nonperforming loans at December 31, 2012 decreased to $52.7 million or 17.44% of total loans.

Nonperforming assets also decreased from 2011 to 2012. At December 31, 2012, nonperforming assets were $72.2 million compared to $86.9 million at December 31, 2011. As a percentage of total assets, nonperforming assets were 15.39% and 16.22% as of December 2012 and 2011, respectively.

LOAN PORTFOLIO - continued

The following table summarizes nonperforming assets for the five years ended December 31, 2012:

Nonperforming Assets	2012	2011	2010	2009	2008
(Dollars in thousands)
Nonaccrual loans	$22,567	$44,682	$25,197	$23,138	$9,040
Troubled debt restructurings	29,994	26,471	32,148	91	—
Loans past due 90 days or more and still accruing interest	157	76	—	—	—
Total nonperforming loans	52,718	71,229	57,345	23,229	9,040
Other real estate owned	19,464	15,665	16,891	6,432	2,965
Total nonperforming assets	$72,182	$86,894	$74,236	$29,661	$12,005

Nonperforming assets to total assets	15.39%	16.22%	9.43%	3.90%	1.86%
Nonperforming loans to total loans	17.44%	19.41%	13.32%	4.72%	2.11%

Credit Risk Management

Another method used to monitor the loan portfolio is credit grading. Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves the processes of loan underwriting and loan administration. The Company seeks to manage credit risk through a strategy of making loans within the Company’s primary marketplace and within the Company’s limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. A continuation of the economic downturn could result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have a negative impact on our business. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company’s loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company seeks to manage risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

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

LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2012.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total Loans	$41,200	$161,335	$8,093	$91,606	$302,234

Loans graded one through four are considered “pass” credits. As of December 31, 2012, approximately $164.6 million, or 54.47%, of the loan portfolio had a credit grade of Minimal, Modest, Average or Satisfactory. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2012, loans with a credit grade of “watch” and “special mention” totaled $73.1 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2012, classified loans totaled $64.5 million, with $57.5 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

We identify impaired loans through our normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Any resultant shortfall is charged to provision for loan losses and is classified as a specific reserve. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

LOAN PORTFOLIO - continued

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2012, the recorded investment in impaired loans was $61.6 million compared to $80.4 million during 2011.

Troubled debt restructurings are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a troubled debt restructuring is to facilitate ultimate repayment of the loan.

At December 31, 2012, the principal balance of troubled debt restructurings totaled $44.9 million. At December 31, 2012, $30.0 million of these restructured loans were performing as expected under the new terms, and $14.9 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

Management has established an allowance for loan losses through a provision for loan losses charged to expense on our statements of operations. The allowance represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management does not allocate specific percentages of our allowance for loan losses to the various categories of loans but evaluates the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The historical loan loss experience, the size of our lending portfolio, changes in the lending policies and procedures, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons, and current and anticipated economic conditions are also considered in determining the provision for loan losses. The amount of the allowance is adjusted periodically based on changing circumstances. The Bank changed its historical look back period during the quarter ended December 31, 2012 from twelve quarters to six quarters. Management believes this change more accurately reflects the loss history of the loan portfolio. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Management regularly monitors past due and classified loans. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not prove to be accurate.

Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

The Bank reserved $5.6 million for impaired loans for the year ended December 31, 2012, compared to $12.6 million for the year ended December 31, 2011. Net charge-offs decreased slightly from $18.6 million during 2011 to $17.6 million during 2012. A provision of $10.5 million was expensed in 2012 compared to $25.3 million in 2011. Management believes the allowance is adequate at $14.2 million as of December 31, 2012.

LOAN PORTFOLIO - continued

The following table presents the Allowance for Loan Losses by loan category and the loan category as a percentage of total loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2012		2011		2010		2009		2008
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$1,982	13.6%	$3,239	14.2%	$1,822	14.8%	$1,152	15.1%	$981	22.2%
Commercial Real Estate	7,587	53.4%	10,240	53.6%	7,237	53.1%	2,916	53.2%	2,070	46.9%
Consumer	124	2.7%	103	2.4%	131	2.8%	217	3.2%	202	4.6%
Residential	4,457	30.3%	7,596	29.8%	5,299	29.3%	3,240	28.5%	1,163	26.3%
	$14,150	100.0%	$21,178	100.0%	$14,489	100.0%	$7,525	100.0%	$4,416	100.0%

(1) Loan category as a percentage of total loans.

The following table summarizes the activity related to our allowance for loan losses.

(Dollars in thousands)	2012	2011	2010	2009	2008
Total loans outstanding at end of period	$302,234	$366,995	$445,674	$493,321	$429,108
Average loans outstanding	$337,445	$410,043	$483,570	$469,675	$385,277

Balance of allowance for loan losses at beginning of period	$21,178	$14,489	$7,525	$4,416	$3,535

Charge offs:
Real estate	(15,193)	(16,217)	(14,080)	(8,056)	(385)
Commercial	(3,242)	(3,229)	(2,396)	(1,448)	(550)
Consumer and credit card	(106)	(193)	(222)	(248)	(294)
Other loans	—	(196)	(28)	(56)	(23)
Total charge-offs	(18,541)	(19,835)	(16,726)	(9,808)	(1,252)

Recoveries of loans previously charged off	983	1,253	606	2,556	379
Net charge-offs	(17,558)	(18,582)	(16,120)	(7,252)	(873)

Provision charged to operations	10,530	25,271	23,084	10,361	1,754
Balance of allowance for loan losses at end of period	$14,150	$21,178	$14,489	$7,525	$4,416

Ratios:
Net charge-offs to average loans outstanding	5.20%	4.53%	3.33%	1.54%	0.23%
Net charge-offs to loans at end of year	5.81%	5.06%	3.62%	1.47%	0.20%
Allowance for loan losses to average loans	4.19%	5.16%	3.00%	1.60%	1.15%
Allowance for loan losses to loans at end of year	4.68%	5.77%	3.25%	1.53%	1.03%
Net charge-offs to allowance for loan losses	124.08%	87.74%	111.26%	96.37%	19.77%
Net charge-offs to provisions for loan losses	166.74%	73.53%	69.83%	69.99%	49.77%

AVERAGE DAILY DEPOSITS

The following table summarizes the Company’s average daily deposits during the years ended December 31, 2012, 2011, and 2010. These totals include time deposits $100 thousand and over, which at December 31, 2012 totaled $155.8 million. Of this total, scheduled maturities within three months were $27.1 million; over three through twelve months were $61.4 million; and over twelve months were $67.3 million.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing. We generally obtain out-of-market time deposits of $100 thousand or more through brokers with whom we maintain ongoing relationships. However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC. As of December 31, 2012, we had brokered deposits of $43.1 million as compared to $76 million as of December 31, 2011. We may need to find other sources of liquidity to replace these deposits as they mature. Secondary sources of liquidity may include proceeds from FHLB advances, Qwickrate CDs, and federal funds lines of credit from correspondent banks.

	2012		2011		2010
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand	$36,681	n/a	$41,121	n/a	$39,546	n/a
Interest-bearing transaction accounts	43,086	0.22%	43,257	0.23%	41,316	0.26%
Money market savings account	105,727	0.43%	155,481	0.63%	189,600	1.65%
Other savings accounts	7,961	0.25%	7,485	0.25%	6,959	0.33%
Time deposits	282,543	1.20%	288,675	1.70%	340,385	2.00%
Total average deposits	$475,998		$536,019		$617,806

ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the Company’s FHLB borrowings for the years ended December 31, 2012, 2011 and 2010.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	December 31
2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000
2011
Advances from Federal Home Loan Bank	$112,200	$49,618	3.39%	$22,000
2010
Advances from Federal Home Loan Bank	$118,800	$110,862	2.58%	$104,200

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock. Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $22,000,000 advances from the FHLB outstanding at December 31, 2012, $5,000,000 have scheduled principal reductions in 2014, $12,000,000 in 2018, and the remainder in 2019. As a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated. Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security (the “Capital Securities”), to institutional buyers in a pooled trust preferred issue. The Capital Securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 11 to the consolidated financial statements for more information about the terms of the junior subordinated debentures.

Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $80 thousand and $84 thousand at December 31, 2012 and 2011, respectively, and are included in other assets on the consolidated balance sheet. Amortizations of debt issuance costs from junior subordinated debentures totaled $4 thousand for the years ended December 31, 2012 and 2011, and are reported in other expenses on the consolidated statements of operations for the years ended December 31, 2012 and 2011.

Due to the Company’s current financial condition, as of February 2011, the Federal Reserve Bank of Richmond required the Company to defer interest payments on the Capital Securities. The Company may defer interest payments on the Capital Securities for up to 20 consecutive quarterly periods, although interest will continue to accrue on the Capital Securities and interest on such deferred interest will accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. The Company has deferred interest payments on the Capital Securities for eight consecutive interest payment periods.

SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes initially bear interest at a rate of 9% per annum payable semiannually on April 5th and October 5th and are callable by the Company four years after the date of issuance and mature 10 years from the date of issuance. After October 5, 2014 and until maturity, the notes bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $1.5 million.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2012, as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

ACCOUNTING AND FINANCIAL REPORTING ISSUES - continued

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Income tax provision is also an accounting policy that requires judgment as the Company seeks strategies to minimize the tax effect of implementing their business strategies. The Company’s tax returns are subject to examination by both federal and state authorities. Such examinations may result in assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

Fair value determination and other-than-temporary impairment is subject to management’s evaluation to determine if it is probable that all amounts due according to contractual terms will be collected to determine if any other-than-temporary impairment exists. The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

HCSB Financial Corporation and Subsidiary

Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCSB Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios and the Company’s wholly owned subsidiary, Horry County State Bank, is under a regulatory Consent Order with the Federal Deposit Insurance Corporation (FDIC) that requires, among other provisions, capital ratios to be maintained at certain levels. As of December 31, 2012 the Company’s subsidiary is considered critically undercapitalized based on its regulatory capital levels. These considerations about the Company’s future operations and Management’s plans are further discussed in Note 2. These financial statements do not include any adjustments that would be necessary should the Company be unable to maintain regulatory capital at certain levels.

/s/ Elliott Davis, LLC

Columbia, South Carolina

May 19, 2014

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share amounts)	2012	2011
Assets:
Cash and cash equivalents:
Cash and due from banks	$46,600	$33,672
Investment securities:
Securities available-for-sale	77,320	100,207
Nonmarketable equity securities	1,983	3,975
Total investment securities	79,303	104,182
Loans receivable	302,234	366,995
Less allowance for loan losses	(14,150)	(21,178)
Loans, net	288,084	345,817
Premises, furniture and equipment, net	21,694	22,514
Accrued interest receivable	2,370	2,776
Cash value of life insurance	10,655	10,285
Other real estate owned	19,464	15,665
Other assets	826	787
Total assets	$468,996	$535,698
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,103	$37,029
Interest-bearing transaction accounts	43,053	44,989
Money market savings accounts	84,776	124,987
Other savings accounts	7,900	7,615
Time deposits $100 and over	155,786	131,561
Other time deposits	111,243	144,672
Total deposits	435,861	490,853
Repurchase agreements	1,303	7,492
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	2,207	1,015
Other liabilities	1,139	1,306
Total liabilities	480,758	540,914
Commitments and contingencies (Notes 5, 13, & 14)
Shareholders’ Equity:
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 issued and outstanding	12,572	12,355
Common stock, $0.01 par value, 500,000,000 and 10,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(55,777)	(46,033)
Accumulated other comprehensive income (loss)	170	(2,811)
Total shareholders’ deficit	(11,762)	(5,216)
Total liabilities and shareholders’ deficit	$468,996	$535,698

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands except share amounts)	2012	2011
Interest income:
Loans, including fees	$17,301	$20,943
Investment securities:
Taxable	2,818	4,123
Tax-exempt	115	472
Nonmarketable equity securities	47	53
Other interest income	90	63
Total	20,371	25,654
Interest expense:
Deposits	3,961	6,011
Borrowings	2,300	2,913
Total	6,261	8,924
Net interest income	14,110	16,730
Provision for loan losses	10,530	25,271
Net interest income (loss) after provision for loan losses	3,580	(8,541)
Noninterest income:
Service charges on deposit accounts	1,114	1,307
Credit life insurance commissions	18	17
Gains on sales of residential mortgage loans	375	567
Brokerage commissions	140	395
Other fees and commissions	402	390
Gains on sales of securities available-for-sale	1,643	2,952
Income from cash value of life insurance	465	476
Net gains (losses) on sales of assets	155	(1)
Other operating income	262	113
Total	4,574	6,216
Noninterest expenses:
Salaries and employee benefits	6,093	6,859
Net occupancy	1,220	1,250
Furniture and equipment	1,171	1,331
Marketing and advertising	22	150
Net cost of operations of other real estate owned	3,539	3,650
Prepayment penalties on FHLB advances	—	2,554
FDIC insurance premiums	1,759	2,391
Other operating expenses	3,877	3,509
Total	17,681	21,694
Loss before income taxes	(9,527)	(24,019)
Income tax expense	—	4,998
Net loss	(9,527)	(29,017)
Accretion of preferred stock to redemption value	(217)	(203)
Preferred dividends	(652)	(652)
Net loss available to common shareholders	$(10,396)	$(29,872)
Net loss per common share
Basic	$(2.78)	$(7.98)
Diluted	$(2.78)	$(7.98)
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,742,413

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(Dollars in thousands)	2012	2011
Net loss	$(9,527)	$(29,017)
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period, pretax	3,815	320
Tax expense	—	(118)
Reclassification to realized gains	(1,643)	(2,952)
Tax expense	—	1,092
Valuation allowance on deferred tax asset on available-for-sale securities	809	(1,040)
Other comprehensive income (loss)	2,981	(2,698)
Comprehensive loss	$(6,546)	$(31,715)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2012 and 2011

									Accumulated
			Common			Nonvested			Other
	Common Stock		Stock	Preferred Stock		Restricted	Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Stock	Surplus	Deficit	Income(Loss)	Total
(Dollars in thousands)
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499

Net loss	—	—	—	—	—	—	—	(29,017)	—	(29,017)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,698)	(2,698)
Accretion of preferred stock to redemption value	—	—	—	—	203	—	—	(203)	—	—
Termination of employee stock option plans	(42,508)	(1)	—	—	—	564	(563)	—	—	—
Balance, December 31, 2011	3,738,337	37	1,012	12,895	12,355	—	30,224	(46,033)	(2,811)	(5,216)
Net loss	—	—	—	—	—	—	—	(9,527)	—	(9,527)
Other comprehensive income	—	—	—	—	—	—	—	—	2,981	2,981
Accretion of preferred stock to redemption value	—	—	—	—	217	—	—	(217)	—	—
Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$—	$30,224	$(55,777)	$170	$(11,762)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,527)	$(29,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,530	25,271
Depreciation expense	923	1,015
Decrease on deferred income tax	—	4,862
Amortization net of accretion on investments	(180)	(228)
Gains on sales of securities available-for-sale	(1,643)	(2,952)
Losses on sales of other real estate owned	658	551
Writedowns of other real estate owned	2,760	2,243
Gain (loss) on sale of other assets	(155)	1
Origination in loans held for sale	—	(26,183)
Sale or paydowns of loans held for sale	—	25,688
Decrease in interest receivable	406	1,700
Increase (decrease) in interest payable	1,192	(237)
Decrease in other assets	116	5,084
Income, net of mortality costs on cash value of life insurance	(370)	(389)
Decrease in other liabilities	(167)	(329)
Net cash provided by operating activities	4,543	7,080
Cash flows from investing activities:
Purchases of securities available-for-sale	(78,053)	(52,260)
Maturities and paydowns of securities available-for-sale	59,016	36,385
Proceeds from sales of securities available-for-sale	46,728	181,407
Net decrease in loans receivable	32,805	48,527
Purchase of premises, furniture and equipment, net	(103)	(140)
Proceeds from sales of other real estate owned	7,181	10,472
Redemptions of nonmarketable equity securities	1,992	2,101
Net cash provided by investing activities	69,566	226,492

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(45,788)	(69,757)
Net decrease in time deposits	(9,204)	(68,351)
Net decrease in FHLB advances	—	(82,200)
Net increase (decrease) in repurchase agreements	(6,189)	846
Net cash used by financing activities	(61,181)	(219,462)
Net increase in cash and cash equivalents	12,928	14,110
Cash and cash equivalents, beginning of year	33,672	19,562
Cash and cash equivalents, end of year	$46,600	$33,672

Cash paid during the year for:
Income taxes	$—	$—
Interest	$5,069	$9,161

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$14,398	$12,040

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of HCSB Financial Corporation which was incorporated on June 10, 1999 (the “Company”) to serve as a bank holding company for its wholly owned subsidiary, Horry County State Bank (the “Bank”). The Bank was incorporated on December 18, 1987, and opened for operations on January 4, 1988. The principal business activity of the Company is to provide commercial banking services in Horry County, South Carolina, and in Columbus and Brunswick Counties, North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities. The operations of the Trust have not been consolidated in these financial statements.

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

Investment Securities - Investment securities available-for-sale owned by the Company are carried at amortized cost and adjusted to their estimated fair value. The unrealized gain or loss is recorded in shareholders’ equity net of any deferred tax effects. Management does not actively trade securities classified as available-for-sale, but intends to hold these securities for an indefinite period of time and may sell them prior to maturity to achieve certain objectives. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the realized gain or loss from a sales transaction.

Nonmarketable Equity Securities - Nonmarketable equity securities include the Company’s investments in the stock of the Federal Home Loan Bank (the “FHLB”). The stocks are carried at cost because they have no quoted market value and no ready market exists. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize the borrowings. Dividends received on Federal Home Loan Bank stock are included as a separate component in interest income.

At December 31, 2012 and 2011, the investment in Federal Home Loan Bank stock was $1.8 million and $3.8 million, respectively. The Company also had an investment in the holding company of a community bank, which was written down to $200 in 2011 and to zero in 2012. It was originally purchased at $25 thousand. Also included in nonmarketable equities is investment in the Trust, which totaled $186 thousand at December 31, 2012 and 2011.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Loans Receivable - Loans receivable are stated at their unpaid principal balance less any charge-offs. Interest income on loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

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

Loans are impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to these criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value. The Company considers its consumer installment portfolio and home equity lines as such exceptions. Therefore, loans within the real estate and commercial loan portfolios are reviewed individually.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These concentrations of residential and commercial real estate loans and commercial and industrial non-real estate loans totaled $252.9 million and $41.2 million, respectively, at December 31, 2012, representing 83.69% and 13.63%, respectively, of gross loans receivable for the Company at December 31, 2012.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

The allowance is subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its allowance based on information available to them at the time of their examination.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is initially recorded at appraised value. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in other expenses.

Income and Expense Recognition - The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions and other miscellaneous fees are reported when received.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes – The Company files consolidated federal and state income tax returns. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis. The Company accounts for income taxes based on two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions, if any.

Deferred income taxes are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax impacts of the differences between the book and tax bases of assets and liabilities and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to the Company’s judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties, if any, are recognized as a component of income tax expense.

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At December 31, 2012 and 2011, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $22 thousand and $150 thousand were included in the Company’s results of operations in marketing and advertising expense for 2012 and 2011, respectively.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related to the CPP Warrant, the effect of which is excluded from the calculation of diluted net loss per common share as it would be antidilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income and are also presented in a separate statement of comprehensive income.

Statements of Cash Flows - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing deposits with other banks.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Additionally, the Company is subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

In February 2005 the Bank purchased a $500 thousand 15-year renewable and convertible term life insurance policy through Banner Life Insurance Company on the life of James R. Clarkson, President and CEO. The Bank is both the owner and the beneficiary of this key person policy. The purpose of securing this policy was to provide the Bank with financial protection in the event of the unexpected death of Mr. Clarkson and better enable the Bank to attract a qualified replacement for Mr. Clarkson in such a situation.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury for $12.9 million pursuant to the Capital Purchase Program on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our Capital Purchase Program transaction with the Treasury.

Reclassifications - Certain captions and amounts in the 2011 financial statements were reclassified to conform to the 2012 presentation.

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

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
Submit, by April 11, 2011, a written plan to the supervisory authorities to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”. In accordance with the approved plan, reduce assets classified in the June 30, 2010 Report of Examination by 65% by August 11, 2012 and by 75% by February 9, 2013.

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 58.1% as of December 31, 2012.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

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

We believe we have complied with this provision of the Consent Order. The Bank engaged an independent third party to assist management with a strategic plan to help restructure its balance sheet, increase capital ratios, return to profitability and maintain adequate liquidity.
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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

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

There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, we believe we are currently in substantial compliance with the Consent Order except for the requirements to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. Should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

As of December 31, 2012, the Company and the Bank were categorized as “critically undercapitalized”. Our losses during over the past three years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Written Agreement

On May 9, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

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

Future Operations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2012. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, the Bank’s nonperforming assets began to stabilize during 2012, as the Bank’s nonperforming assets equaled $72.2 million, or 15.39% of assets, as of December 31, 2012 as compared to $86.9 million, or 16.22% of assets, as of December 31, 2011. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs also decreased slightly from 2011 to 2012. For the year ended December 31, 2012, we recorded net loan charge-offs of $17.6 million, or 5.20% of average loans, as compared to net loan charge-offs of $18.6 million, or 4.53% of average loans, for the year ended December 31, 2011.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2012, the Bank is categorized as critically undercapitalized.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets in the event the Bank is unable to maintain regulatory capital at certain levels.

NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2012 and 2011, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

December 31, 2011
Government-sponsored enterprises	$42,010	$165	$(33)	$42,142
Mortgage-backed securities	50,706	177	(3,677)	47,206
Obligations of state and local governments	10,302	558	(1)	10,859
Total	$103,018	$900	$(3,711)	$100,207

The following is a summary of maturities of securities available-for-sale as of December 31, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$—	$—
Due after five years but within ten years	10,221	10,440
Due after ten years	66,929	66,880
Total	$77,150	$77,320

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$6,003	$(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	$(419)	$5,299	$(106)	$21,818	$(525)

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$11,967	$(33)	$—	$—	$11,967	$(33)
Mortgage-backed securities	17,653	(1,132)	20,750	(2,545)	38,403	(3,677)
Obligations of state and local governments	1,576	(1)	—	—	1,576	(1)
Total	$31,196	$(1,166)	$20,750	$(2,545)	$51,946	$(3,711)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2012, the Company had 3 mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At December 31, 2012 and 2011, investment securities with a book value of $30.4 million and $40.9 million, respectively, and a market value of $30.6 million and $40.5 million, respectively, were pledged to secure deposits. During 2012 and 2011, the Company decreased its investment securities portfolio as part of its overall strategy to reduce the Bank’s assets.

Proceeds from sales of available-for-sale securities were $46.7 million and $181.4 million for the years ended December 31, 2012 and 2011, respectively. Gross realized gains and losses on sales of available-for-sale securities for the years ended were as follows (in thousands):

	Years ended December 31,
	2012	2011
Gross realized gains	$1,643	$3,217
Gross realized losses	—	(265)
Net gain	$1,643	$2,952

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO

Loans consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Residential	$91,606	$163,502
Commercial Real Estate	161,335	142,485
Commercial	41,200	52,273
Consumer	8,093	8,735
Total gross loans	$302,234	$366,995

Certain parties (principally certain directors and officers of the Company, their immediate families, and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Related party loans consisted of the following:

	For the Year ended December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$4,325	$12,208
New loans and advances	1,645	1,752
Repayments	(3,103)	(4,423)
Relationship changes	—	(5,212)
Ending balance	$2,867	$4,325

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of December 31, 2012 and 2011, by portfolio segment:

December 31, 2012

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(3,242)	(10,045)	(106)	(5,148)	(18,541)
Recoveries	284	331	12	356	983
Provision	1,701	7,061	115	1,653	10,530
Ending balance	$1,982	$7,587	$124	$4,457	$14,150

Ending balances:
Individually evaluated for impairment	$833	$3,499	$15	$1,236	$5,583
Collectively evaluated for impairment	$1,149	$4,088	$109	$3,221	$8,567

Loans receivable:

Ending balance, total	$41,200	$161,335	$8,093	$91,606	$302,234

Ending balances:
Individually evaluated for impairment	$4,957	$45,208	$239	$11,179	$61,583
Collectively evaluated for impairment	$36,243	$116,127	$7,854	$80,427	$240,651

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

December 31, 2011

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,822	$7,237	$131	$5,299	$14,489
Charge-offs	(3,484)	(10,769)	(193)	(5,389)	(19,835)
Recoveries	136	543	29	545	1,253
Provision	4,765	13,229	136	7,141	25,271
Ending balance	$3,239	$10,240	$103	$7,596	$21,178

Ending balances:
Individually evaluated for impairment	$1,827	$6,605	$—	$4,191	$12,623
Collectively evaluated for impairment	$1,412	$3,635	$103	$3,405	$8,555

Loans receivable:

Ending balance, total	$52,273	$142,485	$8,735	$163,502	$366,995

Ending balances:
Individually evaluated for impairment	$7,036	$52,957	$44	$20,373	$80,410
Collectively evaluated for impairment	$45,237	$89,528	$8,691	$143,129	$286,585

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2012 and December 31, 2011.

December 31, 2012

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$767	$730	$956	$2,453	$38,747	$41,200	$1,197
Commercial real estate:
Construction	2,350	882	15,189	18,421	39,853	58,274	15,189
Other	3,626	1,903	4,170	9,699	93,362	103,061	4,129
Real Estate:
Residential	3,100	691	1,846	5,637	85,969	91,606	1,919
Consumer:
Other	120	132	118	370	6,896	7,266	129
Revolving credit	7	10	4	21	806	827	4
Total	$9,970	$4,348	$22,283	$36,601	$265,633	$302,234	$22,567

December 31, 2011

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$743	$117	$2,152	$3,012	$49,261	$52,273	$2,076
Commercial real estate:
Construction	224	1,239	20,659	22,122	44,755	66,877	20,659
Other	—	341	9,342	9,683	65,925	75,608	9,342
Real Estate:
Residential	2,331	1,321	12,585	16,237	147,265	163,502	12,585
Consumer:
Other	159	58	20	237	7,594	7,831	20
Revolving credit	17	6	—	23	881	904	—
Total	$3,474	$3,082	$44,758	$51,314	$315,681	$366,995	$44,682

One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012. Commercial loans in the amount of $76 thousand were past due and still accruing interest at December 31, 2011.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO – continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2012 and 2011.

December 31, 2012

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$41,200	$161,335	$8,093	$91,606	$302,234

December 31, 2011

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Grade 1 - Minimal	$2,261	$45	$1,058	$—	$3,364
Grade 2 – Modest	1,755	6,371	77	11,294	19,497
Grade 3 – Average	5,919	3,230	333	4,806	14,288
Grade 4 – Satisfactory	28,869	75,075	6,258	102,105	212,307
Grade 5 – Watch	1,569	2,001	464	3,624	7,658
Grade 6 – Special Mention	2,480	7,360	243	12,216	22,299
Grade 7 – Substandard	9,194	46,425	302	29,269	85,190
Grade 8 – Doubtful	226	1,978	—	188	2,392
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$52,273	$142,485	$8,735	$163,502	$366,995

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO – continued

Loans graded one through four are considered “pass” credits. As of December 31, 2012, $164.6 million, or 54.5% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2012, loans with a credit grade of “watch” and “special mention” totaled $73.1 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2012, classified loans totaled $64.5 million, with $57.5 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

The Bank identifies impaired loans through its normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Any resultant shortfall is charged to provision for loan losses and is classified as a specific reserve. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard” or greater that have an outstanding balance of $50,000 or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100,000 or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2012, the recorded investment in impaired loans was $61.6 million, compared to $80.4 million at December 31, 2011.

The following chart details our impaired loans, which includes troubled debt restructurings “(TDRs”) totaling $44.9 million and $55.1 million, by category as of December 31, 2012 and 2011, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO – continued

December 31, 2012

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,347	$1,367	$—	$1,660	$45
Commercial real estate	18,926	24,381	—	26,255	708
Residential	3,504	4,288	—	3,523	118
Consumer	99	100	—	100	4
Total:	$23,876	$30,136	$—	$31,538	$875
With an allowance recorded:
Commercial	3,610	3,719	833	3,521	143
Commercial real estate	26,282	27,904	3,499	21,704	542
Residential	7,675	8,033	1,236	7,917	369
Consumer	140	140	15	141	3
Total:	$37,707	$39,796	$5,583	$33,283	$1,057
Total:
Commercial	4,957	5,086	833	5,181	188
Commercial real estate	45,208	52,285	3,499	47,959	1,250
Residential	11,179	12,321	1,236	11,440	487
Consumer	239	240	15	241	7
Total:	$61,583	$69,932	$5,583	$64,821	$1,932

December 31, 2011

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,140	$2,155	$—	$1,529	$63
Commercial real estate	12,820	12,931	—	14,238	441
Residential	11,297	12,329	—	9,711	457
Consumer	44	44	—	45	3
Total:	$26,301	$27,459	$—	$25,523	$964
With an allowance recorded:
Commercial	4,896	5,005	1,827	3,573	195
Commercial real estate	32,912	35,444	6,605	30,273	383
Residential	16,301	16,527	4,191	15,583	320
Consumer	—	—	—	—	—
Total:	$54,109	$56,976	$12,623	$49,429	$898
Total:
Commercial	7,036	7,160	1,827	5,102	258
Commercial real estate	45,732	48,375	6,605	44,511	824
Residential	27,598	28,856	4,191	25,294	777
Consumer	44	44	—	45	3
Total:	$80,410	$84,435	$12,623	$74,952	$1,862

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

Troubled debt restructurings (“TDRs”) are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. We did not identify any new TDRs during our assessment. As noted below, all outstanding TDRs as of December 31, 2011 were restructured prior to the adoption of ASU 2011-02. All loans restructured subsequent to adoption of ASU 2011-02 have resulted from financial difficulties experienced by borrowers and not from adopting the amendments of the accounting standard update.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	December 31,
(Dollars in thousands)	2012	2011
Nonperforming TDRs	$14,891	$30,582
Performing TDRs:
Commercial	3,611	4,178
Commercial real estate	20,343	11,874
Residential	5,967	8,427
Consumer	73	44
Total performing TDRs	29,994	24,523
Total TDRs	$44,885	$55,105

The following table summarizes how loans that were considered TDRs were modified during the years indicated:

For the Year Ended December 31, 2012

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	7	$9,326	$9,326	4	$2,730	$2,730
Residential	4	2,182	2,182	—	—	—
Commercial	15	756	756	1	91	91
Total	26	$12,264	$12,264	5	$2,821	$2,821

For the Year Ended December 31, 2011

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	25	$11,874	$11,874	19	$25,985	$23,828
Residential	23	8,427	8,427	18	6,761	5,757
Commercial	23	4,178	4,178	4	1,107	997
Consumer	1	44	44	—	—	—
Total	72	$24,523	$24,523	41	$33,853	$30,582

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of standby letters of credit is insignificant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2012	2011
Commitments to extend credit	$29,473	$28,799
Standby letters of credit	490	516

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Land	$7,099	$7,099
Buildings and land improvements	16,213	16,230
Furniture and equipment	7,599	7,522
Leasehold improvements	65	65
	30,976	30,916
Less accumulated depreciation	(9,282)	(8,402)
Premises, furniture and equipment, net	$21,694	$22,514

Depreciation expense for the years ended December 31, 2012 and 2011 was $923 thousand and $1.0 million, respectively. During September, 2011, we closed our Covenant Towers branch in an effort to decrease our expenses. Also, in January 2012, we closed our Meeting Street and Homewood’s branches to reduce our expenses.

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Balance, beginning of year	$15,665	$16,891
Additions	14,398	12,040
Sales	(7,839)	(11,023)
Write-downs	(2,760)	(2,243)
Balance, end of period	$19,464	$15,665

NOTE 8 - OTHER ASSETS

Other assets consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Prepaid expenses and insurance	$603	$483
Unamortized software	42	18
Other	181	286
Total	$826	$787

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits were as follows (in thousands):

Maturing in:	Amount
Less than one year	$152,928
One to three years	90,109
Three to five years	21,301
Beyond five years	2,691
Total	$267,029

Overdrawn transaction accounts in the amount of $43 thousand and $51 thousand were classified as loans as of December 31, 2012 and 2011, respectively.

Brokered deposits were $43.1 million and $67.8 million as of December 31, 2012 and 2011, respectively.

Related party deposits by directors including their affiliates and executive officers totaled approximately $618 thousand and $3.5 million at December 31, 2012 and 2011, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2012 and 2011:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On
	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of December 31, 2012 we had advances totaling $22.0 million with various interest rates and maturity dates. During 2011, we repaid $82.2 million in advances in an effort to shrink the Bank’s balance sheet. We incurred a prepayment penalty of $2.6 million during the year ended December 31, 2011.

Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At December 31, 2012, the Company had pledged as collateral for FHLB advances approximately $5.3 million of one-to-four family first mortgage loans, $7.6 million of commercial real estate loans, $5.4 million in home equity lines of credit, $94 thousand in multifamily loans and $7.3 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.8 million. The Company has $11.6 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 – ADVANCES FROM THE FEDERAL HOME LOAN BANK - continued

As of December 31, 2012, scheduled principal reductions include $5.0 million in 2014, $12.0 million in 2018, and $5.0 million in 2019.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $80 thousand at December 31, 2012 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $4 thousand for each of the years ended December 31, 2012 and 2011. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $350 thousand.

NOTE 12 - SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes initially bear interest at a rate of 9% per annum payable semiannually on April 5th and October 5th and are callable by the Company four years after the date of issuance and mature 10 years from the date of issuance. After October 5, 2014 and until maturity, the notes bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $1.5 million.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

NOTE 13 - LEASE COMMITMENTS

On January 1, 2008, the Company renewed a lease agreement for land on which to operate its Tabor City branch. The lease has a five-year term that expired December 31, 2012. The lease was renewed again on January 1, 2013 for another five-year term. The Company has an option for eight additional five-year renewal periods thereafter. The lease has a rental amount of $1,047 per month. The lease gives the Company the first right of refusal to purchase the property at an unimproved value if the owners decide to sell. The Company also pays applicable property taxes on the property.

Future minimum lease payments are expected to be approximately $12,654 per year for the next five years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2012 management was not aware of any pending or threatened litigation or unasserted claims that could result in losses, if any, that would be material to the financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - SHAREHOLDERS’ EQUITY

Preferred Stock – In March 2009, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 91,714 shares of the Company’s common stock (the “CPP Warrant”), par value $0.01 per share at an initial exercise price of $21.09 per share.

As required under the TARP CPP, dividend payments on and repurchases of the Company’s common stock are subject to certain restrictions. For as long as the Series T Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Series T Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Series T Preferred Stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

The Series T Preferred Stock and the CPP Warrant were sold to the U.S. Treasury for an aggregate purchase price of $12.9 million in cash. The purchase price was allocated between the Series T Preferred Stock and the CPP Warrant based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Series T Preferred Stock being issued at a discount which is being amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of December 31, 2012, the Company had $1.3 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these eight payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - SHAREHOLDERS’ EQUITY - continued

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At December 31, 2012 the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Prior to March 6, 2012, so long as the Treasury owns the 12,985 shares of preferred stock issued pursuant to the Capital Purchase Program, the Company is not permitted to declare cash dividends on its common stock without the Treasury’s consent.

NOTE 16 - CAPITAL REQUIREMENTS

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

At December 31, 2012, the Company and the Bank were categorized as “critically undercapitalized.” Our losses for the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Further discussion regarding our future operations and Management’s plans are discussed in Note 2.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 – CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
					Minimum Capitalized Under
					Capital Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2012
The Company
Total Capital
(to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	$	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	$	N/A	N/A
Tier I Capital
(to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	$	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%		$34,667	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%		$(1)	(1)
Tier I Capital
(to Average Assets)	$7,720	1.56%	$19,816	4.00%		$39,632	8.00%

December 31, 2011
The Company
Total Capital
(to Risk-Weighted Assets)	$7,190	1.77%	$32,492	8.00%	$	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$3,595	0.89%	$16,246	4.00%	$	N/A	N/A
Tier I Capital
(to Average Assets)	$3,595	0.67%	$21,540	4.00%	$	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$20,896	5.14%	$32,496	8.00%		$40,620	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$15,620	3.85%	$16,248	4.00%		$(1)	(1)
Tier I Capital
(to Average Assets)	$15,620	2.90%	$21,516	4.00%		$43,032	8.00%

(1) Minimum capital amounts and ratios presented as of December 31, 2012 and 2011 are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of December 31, 2012 and 2011, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 – CAPITAL REQUIREMENTS - continued

As noted above, in July 2013, the Federal Reserve, the FDIC and the OCC each approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for covered banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

NOTE 17 - RETIREMENT AND BENEFITS

Trustee Retirement Savings Plan - The Bank has a trustee retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to contribute up to 15% of their annual compensation. At its discretion, the Bank can make matching contributions up to 4% of the participants’ compensation. In an effort to reduce expenses, the Bank made no contributions to employee 401(k) plans in 2012 or 2011.

Directors Deferred Compensation Plan - The Company has a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has also purchased life insurance contracts on each of the participating directors. At December 31, 2012 and 2011, $62 thousand and $518 thousand, respectively, of directors’ fees were deferred and are included in other liabilities. As of December 31, 2012, all active director participants had relinquished the right to their deferred directors fees, which resulted in an aggregate reduction of accrued expenses of approximately $857 thousand. The reversal of this portion of the liability is reflected in salaries and benefits in the statement of operations.

Salary Continuation Plan - The Company implemented a salary continuation plan for each of the executive officers of the Company and key officers of the Bank in April 2008. The Plan provides the participants with retirement benefits as well as benefits in the event of a change in control of the Company or disability of the participants. It also provides death benefits to the designated beneficiaries of the participants. Benefit amounts are based on 20% of the final projected salaries of the participants and the expense of the Plan is offset by the Bank-Owned Life Insurance (BOLI) in each participant. In 2011, all participants relinquished the right to their salary continuation plan, which resulted in a reduction of salary and employee benefits of $724 thousand and thereafter the Company terminated the plan.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 – LOSS PER SHARE

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2012	2011
Basic loss per common share:

Net loss available to common shareholders	$(10,396)	$(29,872)

Weighted average common shares outstanding - basic	3,738,337	3,742,413

Basic loss per common share	$(2.78)	$(7.98)

Diluted loss per common share:

Net loss available to common shareholders	$(10,396)	$(29,872)

Weighted average common shares outstanding - basic	3,738,337	3,742,413

Incremental shares from assumed conversion of stock options and restricted stock awards	—	—

Average common shares outstanding - diluted	3,738,337	3,742,413

Diluted loss per common share	$(2.78)	$(7.98)

For the years ended December 31, 2012 and 2011, there were 91,714 common stock equivalents outstanding which were not included in the calculation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 19 - STOCK COMPENSATION PLAN

In 2004, upon shareholder approval, the Company adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the “Stock Plan”). The Stock Plan authorizes the grant of options and awards of restricted stock to certain of our employees for up to 400,000 shares of the Company’s common stock from time to time during the term of the Stock Plan, subject to adjustments upon change in capitalization. The Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. All outstanding options were voluntarily cancelled in 2011 by the option holders.

Restricted stock awards included in the Stock Plan vest after the first three consecutive periods during which the Bank’s return on average assets (ROAA) averages 1.15%. All awards were voluntarily cancelled in 2011 by the award holders.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - OTHER EXPENSES

Other expenses are summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Stationery, printing, and postage	$337	$400
Dues and subscriptions	104	99
Telephone	208	227
Director and advisory fees	—	73
Director and officer insurance	120	16
ATM services	170	153
Repossession expenses	4	26
Regulatory enforcement order expenses	40	399
Appraisal fee expense	97	204
Accountant fees	180	180
Legal fees	991	889
Consulting fees	511	48
Courier services	74	61
Other	1,041	734
Total	$3,877	$3,509

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 21 - INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Currently payable:
Federal	$—	$74
State	—	—
Total current	—	74
Deferred income taxes	—	4,990
Income tax expense (benefit)	$—	$5,064
Income tax expense (benefit) is allocated as follows:
To continuing operations	$—	$4,998
To shareholders’ equity	—	66
Total	$—	$5,064

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,811	$7,201
Net unrealized losses on securities available-for-sale	—	1,040
Net capitalized loan costs	33	47
Net operating loss carry forwards	14,412	9,127
Deferred compensation	21	176
Nonaccruing interest	908	745
Tax credit carry forwards	307	307
Other real estate owned	1,238	774
Loss on equity securities	43	43
Other	3	8
Total deferred tax assets	21,776	19,468
Valuation Allowance	(20,451)	(18,100)
Total net deferred tax assets	1,325	1,368

Deferred tax liabilities:
Accumulated depreciation	(1,120)	(1,205)
Gain on sale of real estate	(73)	(73)
Prepaid expenses	(69)	(90)
Net unrealized gains on securities available-for-sale	(63)	—
Total deferred tax liabilities	(1,325)	(1,368)
Net deferred tax asset	$—	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - INCOME TAXES - continued

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed an up to a two year carryback and a twenty year carryforward of these timing items. A valuation allowance is established if it is more likely than not that a tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to the net realizable value. As of December 31, 2011, management had established a full valuation allowance of $18.1 million to reflect the portion of the deferred income tax asset that was not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences. During 2012, the valuation allowance increased by $2.4 million, representing a full valuation allowance of $20.4 million as of December 31, 2012. When the Company generates future taxable income, it will be able to reevaluate the amount of the valuation allowance.

The Company has federal net operating loss carryforwards of $41.8 million and $26.4 million for income tax purposes as of December 31, 2012 and 2011, respectively. These net operating losses will begin to expire in the year 2030.

The Company has South Carolina net operating loss carryforwards of $6.2 million and $4.6 million for income tax purposes as of December 31, 2012 and 2011, respectively. These net operating losses will begin to expire in the year 2019.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

	Years ended December 31,
(Dollars in thousands)	2012	2011
Tax benefit at statutory rate	$(3,239)	$(8,166)
State income tax benefit net of federal income tax	(54)	(41)
Tax-exempt interest income	(40)	(225)
Valuation allowance	3,454	14,548
Other	(121)	(1,118)

Income tax expense (benefit)	$—	$4,998

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2012, the Company had no available lines of credit, however the Company may utilize its unpledged securities, if liquidity needs should arise. At December 31, 2012, investment securities with a book value of $46.7 million and a market value of $46.7 million were not pledged.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE

Fair Value Hierarchy

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

Financial Instruments

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Nonmarketable Equity Securities - The carrying amount is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Repurchase Agreements – The carrying value of these instruments is a reasonable estimate of fair value.

Advances from the Federal Home Loan Bank - For the portion of borrowings immediately callable, fair value is based on the carrying amount. The fair value of the portion maturing at a later date is estimated using a discounted cash flow calculation that applies the interest rate of the immediately callable portion to the portion maturing at the future date.

Subordinated Debentures - The Company is unable to determine the fair value of these debentures.

Junior Subordinated Debentures - The Company is unable to determine the fair value of these debentures.

Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2012			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	—	168,832	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

*  The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

(Dollars in thousands)	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash, due from banks, and interest bearing deposits	$33,672	$33,672
Federal funds sold	7,371	7,371
Investment securities available-for-sale	100,207	100,207
Nonmarketable equity securities	3,975	3,975
Loans	345,817	346,903
Accrued interest receivable	2,776	2,776

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$214,620	$214,620
Certificates of deposit	276,233	279,447
Repurchase agreements	7,492	7,492
Advances from the Federal Home Loan Bank	22,000	25,467
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	1,015	1,015

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$28,799	N/A
Standby letters of credit	516	N/A

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012 and 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of foreclosed assets is generally based on judgment and therefore is classified as nonrecurring Level 3.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the years ended December 31, 2012 and 2011, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

2011
Assets:
Government sponsored enterprises	$42,142	$—	$42,142	$—
Mortgage-backed securities	47,206	—	47,206	—
Obligations of state and local governments	10,859	1,576	9,283	—
Total	$100,207	$1,576	$98,631	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above as of and for the years ended December 31, 2012 and 2011 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2012 and 2011.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

2011
Assets:
Impaired loans, net of valuation allowance	$67,787	$—	$—	$67,787
Other real estate owned	15,665	—	—	15,665
Total	$83,452	$—	$—	$83,452

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

(Dollars in thousands)

	December 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$ 4,124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.12%)

Commercial real estate	41,709	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.91%
		Flows	Independent quotes	(19.22%)

Residential	9,943	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.26%
		Flows	Independent quotes	(20.80%)

Consumer	224	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-25.11%
		Flows	Independent quotes	(7.38%)

Other real estate owned	19,464	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

Notes to Consolidated Financial Statements

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation and Subsidiary (Parent Company Only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash	$86	$91
Investment in banking subsidiary	7,890	12,809
Investment in trust	186	186
Other assets	149	385
Total assets	$8,311	$13,471

Liabilities and shareholders’ equity
Interest payable-subordinated debentures	$1,472	$259
Interest payable-junior subordinated debentures	351	173
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Other liabilities	2	7

Total liabilities	20,073	18,687
Shareholders’ deficit	(11,762)	(5,216)
Total liabilities and shareholder’s deficit	$8,311	$13,471

Notes to Consolidated Financial Statements

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2012	2011
Income
Other Income	$—	$21

Expenses
Interest expense on subordinated debentures	1,213	1,082
Interest expense on junior subordinated debentures	177	166
Other expenses	237	24
	1,627	1,272
Loss before income taxes and equity in undistributed losses of banking subsidiary	(1,627)	(1,251)

Income tax expense	—	(147)

Equity in undistributed losses of banking subsidiary	(7,900)	(27,619)

Net loss	$(9,527)	$(29,017)

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(9,527)	$(29,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed losses of banking subsidiary	7,900	27,619
Decrease in other assets	236	221
Increase in total liabilities	1,386	170
Net cash used by operating activities	(5)	(1,007)

Cash flows from financing activities:
Capital contribution to the Bank	—	(1,981)
Net cash used by financing activities	—	(1,981)

Net decrease in cash	(5)	(2,988)
Cash and cash equivalents, beginning of year	91	3,079
Cash and cash equivalents, end of year	$86	$91

Notes to Consolidated Financial Statements

NOTE 25 – SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

Identification of Material Weaknesses

As part of our quarterly evaluation of the effectiveness of internal control over financial reporting described above, we identified deficiencies which we consider to be a material weakness in internal control over financial reporting:

The Company did not have controls in place to always ensure the receipt of timely appraisals in order to properly value impaired loans and other real estate owned. Also, internal controls surrounding interest on nonaccrual loans were not always sufficient to ensure the proper accounting of interest income. As a result of the delay in obtaining appraisals on impaired loans and other real estate owned and correcting interest on certain nonaccrual loans, the Company was unable to file its Annual Form 10K for the year ended December 31, 2012.

Once updated appraisals were obtained, there were adjustments to the allowance for loan losses and other real estate owned.

Management’s Remediation Plan

Management obtained appraisals on impaired loans and other real estate in instances where they were considered stale and made the appropriate adjustments to the consolidated financial statements. The Company also made revisions to the accounting for interest on nonaccrual loans. In addition, the Company filed all of its SEC filings in order to be current with the filing requirements.

Other than the changes implemented to address the material weaknesses identified above, there was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following provides information regarding each of our directors, including their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board’s conclusion that such person should serve as a director for the Company. Each of the following directors is also a director of our Bank.

James R. Clarkson, 62, has served as President, Chief Executive Officer and director of the Company since its formation in 1999 and of the Bank since 1987. He received his B.A. degree in Economics from Clemson University in 1973. He is a 1985 graduate of the Graduate School of Banking at Louisiana State University, where he presently serves on the faculty. Mr. Clarkson is also an instructor and a course coordinator for the South Carolina Bankers School and past chairman of the school. He presently serves as a director of Horry Telephone Cooperative, Inc., and Trustee of the South Carolina Bankers Employee Benefit Trust. Mr. Clarkson’s intimate understanding of the Company’s business and organization, substantial leadership ability, banking industry expertise, knowledge of financial reporting requirements of public companies, and business and personal ties to the Bank’s market areas enhance his ability to contribute as a director.

Michael S. Addy, 62, has been President of Addy’s Harbor Dodge, Inc. and MSA, Inc. in Myrtle Beach, S.C., since 1990, and is Managing Member of Addy’s Limited Liability Company. Mr. Addy received his B.S. degree in Business Administration from the University of South Carolina in 1973. He is a member of the Myrtle Beach Sertoma Club. Mr. Addy has served as a director of the Company and of the Bank since 2006. His leadership experience and business and personal ties to the Bank’s Myrtle Beach market area enhance his ability to contribute as a director. Mr. Addy currently serves as Vice Chairman of the Board of Directors of both the Company and the Bank.

Johnny C. Allen, 67, has served as a director of the Company and of the Bank since 2002. Mr. Allen served as the Horry County Treasurer from 1983 until his retirement in 2005. He attended the University of South Carolina. Mr. Allen’s political experience and knowledge of the local real estate market provides him with political insights and a useful appreciation of markets that we serve.

D. Singleton Bailey, 63, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Bailey has been the President of Loris Drug Store, Inc., located in Loris, S.C. since 1988. He received a B.A. degree in sociology from Wofford College in 1972. Mr. Bailey now serves as the Secretary of the Board of Directors of the Company and the Bank. Mr. Bailey’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve.

Clay D. Brittain, III, 59, has served as a director of the Company and of the Bank since 2002. Mr. Brittain received his B.A. degree in Economics from Wofford College in 1977 and received his Juris Doctorate from the University of South Carolina Law School in 1980. He is an attorney in the firm of Thomas & Brittain, PA in Myrtle Beach, S.C. Mr. Brittain served as a director of United Carolina Bank of South Carolina until April 1997. Through his legal and business experience, Mr. Brittain has an extensive background in the South Carolina real estate market, including local real estate markets that we serve. Mr. Brittain’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that the Bank serves, provides him with a useful appreciation of markets that we serve. Mr. Brittain’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Tommie W. Grainger, 75, has served as a director of the Company since its formation in 1999 and of the Bank since 1998. He graduated from the Forest Ranger School of the University of Florida in 1959 with an associates degree in Forestry. Mr. Grainger retired from Coastal Timber Co., Inc. in Conway, S.C. in 2014 where he had served as president since 1966. Mr. Grainger’s business experience and personal ties to certain of the Bank’s market area enhance his ability to contribute as a director. Mr. Grainger presently serves as Chairman of the Board of Directors of both the Company and the Bank. During his tenure as Chairman, Mr. Grainger has developed knowledge of the Company’s business, history, organization, and executive management which, together with his personal understanding of many of the markets that we serve, has enhanced his ability to lead the Board through the current challenging economic climate.

Gwyn G. McCutchen, D.D.S., 70, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Dr. McCutchen received his B.S. degree in Biology in 1966 from Presbyterian College and his D.D.S. from the Medical College of Virginia Dentistry in 1970. Dr. McCutchen has been a dentist in Loris, S.C. since 1970. Dr. McCutchen’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of the markets that we serve.

T. Freddie Moore, 73, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Moore retired from Gateway Drug Store, Inc., in Loris, S.C in 2007. He received his B.S. degree in Pre-Medicine from The Citadel in 1963 and a B.S. degree in Pharmacy in 1966 from the Medical University of South Carolina. Mr. Moore’s business experience and personal ties to certain of the Bank’s market areas enhance his ability to contribute as a director.

Carroll D. Padgett, Jr., 66, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Padgett has been a practicing attorney at Carroll D. Padgett, Jr., P.A. in Loris. Mr. Padgett received his B.S. degree in Political Science from the University of Georgia in 1969 and received his Juris Doctorate from the University of South Carolina Law School in 1972. He has served as the attorney for the City of Loris since 1977 and for the Loris Healthcare System, Inc. since 1976. Mr. Padgett’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that the Bank serves, provides him with a useful appreciation of markets that we serve. Mr. Padgett’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Executive Officers

Other than Mr. Clarkson, whose information appears above in the list of directors, the following provides information regarding our executive officers:

Glenn R. Bullard, 65, is the Senior Executive Vice President of the Company and of the Bank. He served as Vice President and Manager of our Little River office from February 1997 through December 1999. Mr. Bullard received his B.S. degree in Business Administration from the University of South Carolina in 1977. Mr. Bullard has served as an executive officer of the Company and of the Bank since 2000. Mr. Bullard has an intimate understanding of the Company’s business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

Edward L. Loehr, Jr. 60, is the Senior Vice President and Chief Financial Officer of the Company and of the Bank and has served as an executive officer of the Company and of the Bank since 2008. He has over 30 years of experience in the banking industry. He was employed with Coastal Federal Bank in Myrtle Beach, South Carolina from 1983 to 2007 where he most recently served as Vice President and Treasury Manager. Mr. Loehr received his B.S. degree in Business Administration in 1983 from the University of South Carolina at Coastal Carolina. He presently serves as a board member of the North Myrtle Beach Area Historical Museum and the North Myrtle Beach Lions Club. Mr. Loehr also currently serves on the Asset/Liability Management Committee of the South Carolina Bankers Association.

Ron L. Paige, 58, is the Executive Vice President – Myrtle Beach Region of the Bank and has served as an executive officer of the Bank since 2008. He has over 38 years of experience in the banking industry. He began his banking career in 1976 with Southern National Bank in Southern Pines, North Carolina and eventually served as Senior Vice President and City Executive Officer in Myrtle Beach, South Carolina. Mr. Paige most recently served as Regional Executive Officer of RBC Centura in Myrtle Beach, South Carolina. He has been in banking in Myrtle Beach, South Carolina since 1991. Mr. Paige is a 1976 graduate of Central Piedmont Community College and a 1981 graduate of the North Carolina Bankers School.

Family Relationships

There are no family relationships among members of our Board of Directors.

Audit Committee

The Board of Directors of the Company has appointed an Audit Committee. The Audit Committee has the responsibility of reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory agencies and the Bank’s internal auditor and determining that all audits and examinations required by law are performed. The Committee reports its finding to the Board of Directors. The Audit Committee also recommends to the Board of Directors the appointment of the independent accounting firm. The current members of the Audit Committee are Michael S. Addy, D. Singleton Bailey, Gwyn G. McCutchen, D.D.S. and T. Freddie Moore.

None of the current members of the Audit Committee nor any other member of our Board qualifies as an “Audit Committee Financial Expert” as defined under the rules of the SEC. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our Board and otherwise meet our requirements for service. At present, we do not know if or when we will appoint a new Board member who qualifies as an Audit Committee Financial Expert.

Although none of the members of our Audit Committee qualify as “financial experts” as defined in the SEC rules, each of our Audit Committee members has made valuable contributions to the Company and its shareholders as members of the Audit Committee. The Board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent auditors.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

We have adopted a Code of Business Conduct and Ethics that is specifically applicable to our senior management and financial officers, including our principal executive officer, our principal financial officer, and our principal accounting officer and controllers. Our Code of Business Conduct Ethics is available for review on the Bank’s website at www.hcsbaccess.com under the “Investor Relations” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, its executive officers, and certain individuals are required to report periodically their ownership of the Company’s common stock and any changes in ownership to the SEC. Based on review of Forms 3, 4, and 5 and any representations made to the Company, the Company believes that all such reports for these persons were filed in a timely fashion during 2013.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2012 and 2011 to our Chief Executive Officer and the two other most highly compensated executive officers that earned over $100,000 for the years ended 2012 and 2011 (collectively, the “named executive officers”).

Summary Compensation Table

Names and Principal Positions	Year	Salary	Bonus	Stock/Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
James R. Clarkson	2012	$211,375	$—	$—	$—	$6,503	(2)	217,878
President and Chief Executive	2011	$211,375	$—	$—	$—	$9,433	(2)	$200,808
Officer of the Company and the Bank
Glenn R. Bullard	2012	$158,072	$—	$—	$—	$1,101	(3)	$159,173
Senior Executive Vice President	2011	$158,072	$—	$—	$—	$1,039	(3)	$159,111
of the Company and the Bank
Ron L. Paige, Sr.	2012	$154,128	$—	$—	$—	$6,259	(4)	$160,387
Executive Vice President	2011	$154,128	$—	$—	$—	$6,199	(4)	$160,327
Myrtle Beach Region

(1)	In 2004, with shareholder approval, we adopted the Stock Plan. Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2012 or 2011, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.
(2)	Includes premiums paid by the Bank for life insurance and disability insurance of $1,318 and health/dental insurance premiums of $5,185 for 2012; and life insurance and disability insurance of $1,248, health/dental insurance premiums of $5,185 and director fees (earned but deferred) of $3,000 for 2011.
(3)	Includes premiums paid by the Bank for life insurance and disability insurance of $1,101 for 2012; and life insurance and disability insurance of $1,039 for 2011.
(4)	Includes premiums paid by the Bank for life insurance and disability insurance of $1,074 and health/dental insurance premiums of $5,185 for 2012; and life insurance and disability insurance of $1,014 and health/dental insurance premiums of $5,185 for 2011.

Compensation Arrangements

Employment Agreements

Neither the Company nor the Bank has entered into any employment agreements with any of our officers or employees.

Outstanding Equity Awards at Fiscal Year-End

In February 2011, each named executive officer and all other executive officers of the Bank voluntarily forfeited all of their stock options and restricted stock awards as a means to help us reduce expenses. Thus, there were no outstanding equity awards at fiscal year-end 2011. There were no stock options or restricted stock awards granted in 2012.

Salary Continuation Agreements

In April 2008, the Bank entered into salary continuation agreements with Glenn R. Bullard, James R. Clarkson and Ronald L. Paige pursuant to which these executives were entitled to receive certain post-termination, retirement, disability, and death benefits. However, effective as of December 31, 2010, each of the executives voluntarily terminated his salary continuation agreement and thereby forfeited and cancelled any and all benefits under the executive’s accrual balance, including any and all future benefits under the executive’s accrual balance, as a means to help the Bank reduce expenses. The executives were not paid or promised anything of value in exchange for their decision to terminate the salary continuation agreements. In addition, each additional Bank employee who had also entered into a similar salary continuation agreement in April 2008 voluntarily terminated his or her salary continuation agreement effective as of December 31, 2010.

TARP Executive Compensation Restrictions

In March 2009, as part of the Treasury’s CPP, the Company entered into a Letter Agreement (the “CPP Purchase Agreement”) with the Treasury pursuant to which the Company issued and sold to Treasury (i) 12,895 shares of the Company’s Series T Preferred Stock, and (ii) the CPP Warrant, for an aggregate purchase price of $12,895,000 in cash.

Under the terms of the CPP Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity we issued or may issue to the Treasury, including the common stock we may issue under the CPP Warrant. These standards apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) required clawback of any bonus or incentive compensation paid to a senior executive and the next 20 most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives and the next five most highly compensated employees; (iv) prohibition on providing any tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In connection with entry into the CPP Purchase Agreement, Messrs. Clarkson and Bullard entered into letter agreements with the Company (the “Letter Amendments”) amending any benefit plans as necessary to comply with Section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the Recovery Act, during the period that the Treasury owns any debt or equity securities of the Company.

As our most highly compensated employee, Mr. Clarkson will be ineligible for any bonuses or incentive awards other than restricted stock as long as the equity issued under the CPP is held by the Treasury and he remains our most highly compensated employee. Any restricted stock awards made to Mr. Clarkson while the Treasury holds our equity would be subject to the following limitations: (i) the restricted stock cannot become fully vested until the Treasury no longer holds the preferred stock, and (ii) the value of the restricted stock award cannot exceed one third of Mr. Clarkson’s total annual compensation.

Director Compensation

Effective October 1, 2011, the Board of Directors suspended further payments of all director fees and fees for committee meetings in order to help the Bank reduce expenses. As a result, no fees were paid to the directors in 2012.

Deferred Compensation Plan

In February 1997, the Bank established a Deferred Compensation Plan for its directors and for Mr. Clarkson to defer payment of all or a portion of his director and committee fees until the director’s termination of service from the Board of Directors. As of December 31, 2012, all active director participants had relinquished the right to their deferred directors fees, which resulted in an aggregate reduction of accrued expenses of approximately $857 thousand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 22, 2014 for (i) each director and nominee, (ii) each holder of 5% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is: care of HCSB Financial Corporation, P.O. Box 218, Loris, South Carolina, 29569. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

The number of shares beneficially owned by each person or group as of April 22, 2014 includes shares of common stock that such person or group had the right to acquire on or within 60 days after April 22, 2014, including, but not limited to, upon the exercise of options or the vesting of restricted stock awards. Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2012 or 2011, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned(1)	Acquire	Ownership(2)
Michael S. Addy	5,060	—	*
Johnny C. Allen	3,796	—	*
D. Singleton Bailey	45,208	—	1.20%
Clay D. Brittain, III	5,659	—	*
Glenn R. Bullard	7,707	—	*
James R. Clarkson	26,086	—	*
Tommie W. Grainger	55,627	—	1.48%
Gwyn G. McCutchen, D.D.S.	32,958	—	*
T. Freddie Moore	18,941	—	*
Carroll D. Padgett, Jr.	31,148	—	*
Ron L. Paige	2,113	—	*

Executive officers and directors as a group (12 persons)	234,303	—	6.26%

* Less than 1%

 (1)  Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holder in an IRA or other retirement plan program.

 (2)  The calculations are based on 3,738,337 shares of common stock outstanding on April 22, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s Code of Business Conduct and Ethics provides that personal interests of directors, officers and employees of the Company must not interfere with, or appear to interfere with, the interests of the Company. Directors, officers and employees of the Company may not compete with the Company or disadvantage the Company by taking for personal gain corporate opportunities or engage in any action that creates actual or apparent conflicts of interest with the Company. Any director or officer involved in a transaction with the Company or that has an interest or a relationship that reasonably could be expected to give rise to a conflict of interest must report the matter promptly to the Board of Directors, which is responsible for determining if the particular situation is acceptable.

The Company has had, and expects to have in the future, transactions in the ordinary course of the Company’s business with its directors, executive officers, principal shareholders and their related interests (collectively referred to as “related parties”). All such transactions between the Company and related parties are made in the ordinary course of the Company’s business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the same time for other comparable transactions with persons not related to the lender, and have not involved more than normal risks of collectibility or presented other unfavorable features.

The Company does not have a written policy regarding the review, approval or ratification of transactions with related parties, but reviews, approves, ratifies and discloses transactions with related parties consistent with SEC rules and regulations. As transactions are reported, the Board of Directors considers any related party transactions on a case-by-case basis to determine whether the transaction or arrangement was undertaken in the ordinary course of business and whether the terms of the transaction are no less favorable to the Company than terms that could have been reached with an unrelated party. If any member of the Board of Directors is interested in the transaction, that member will recuse himself from the discussion and decision on the transaction.

In addition, the Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The aggregate dollar amount of loans outstanding to directors and executive officers of the Bank was approximately $2,847,431 at March 31, 2014.

Independence

Our Board of Directors has determined that Michael S. Addy, Johnny C. Allen, D. Singleton Bailey, Clay D. Brittain, III, Tommie W. Grainger, Gwyn G. McCutchen, D.D.S., T. Freddie Moore and Carroll D. Padgett, Jr. are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$91,000	$88,500
Audit-Related Fees	40,020	36,750
Tax Fees	18,315	24,585
Total	$149,335	$149,835

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Elliott Davis, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2012 and 2011. These services principally included the audit of the Company’s Trusteed Retirement Savings Plan (401K) and the Health and Welfare Plan, a review of an SEC comment letter, and a review of management’s analysis of Deferred Tax Asset.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2012 and 2011. These services include preparation of state and federal tax returns for the Company and its subsidiary and review of deferred taxes for GAAP and call reporting.

Oversight of Accountants; Approval of Accountant Fees. Under the provisions of its charter, the Audit Committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the Audit Committee must pre-approve the fees paid for the audit. The Audit Committee has delegated approval of non-audit services and fees to the chairman of the Audit Committee for presentation to the full Audit Committee at the next scheduled meeting. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the Audit Committee, and none of the services were performed by individuals who were not employees of the independent auditor.

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: May 19, 2014	By:	/s/ James R. Clarkson
James R. Clarkson, President
and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Clarkson his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Michael S. Addy	Date: May 19, 2014
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: May 19, 2014
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: May 19, 2014
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: May 19, 2014
D. Singleton Bailey, Director

By:	/s/ James R. Clarkson	Date: May 19, 2014
James R. Clarkson, Director, President and
Chief Executive Officer (Principal Executive
Officer)

By:	/s/ Tommie W. Grainger	Date: May 19, 2014
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: May 19, 2014
Edward L. Loehr, Jr., Chief Financial
Officer (Principal Financial and Accounting
Officer)

By:	/s/ Gwyn G. McCutchen	Date: May 19, 2014
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: May 19, 2014
T. Freddie Moore, Director

By:	/s/ Carroll D. Padgett, Jr.	Date: May 19, 2014
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 23, 2012).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.4	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.5	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.6	ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.7	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.8	Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

10.10	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).

10.11	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).

10.12	Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).

10.13	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 12, 2011).

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2012, and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

