Form 10-K
period 2013-12-31
HCSB FINANCIAL CORP
filed 2014-05-20
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
For the quarterly period ended March 31, 2013
For the quarterly period ended June 30, 2013
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2013 was $666,048. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

There were 3,738,337 shares of the registrant’s common stock outstanding on May 14, 2014.

Cautionary Note Regarding Forward-Looking Statements

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A - Risk Factors and the following:

●	reduced earnings due to higher credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	our ability to comply with the Consent Order and the Written Agreement with our regulatory authorities and the potential for regulatory actions if we fail to comply;
●	our ability to maintain appropriate levels of capital, including levels of capital required by our higher individual minimum capital ratios and under the capital rules implementing Basel III;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;
●	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
●	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;
●	significant increases in competitive pressure in the banking and financial services industries;
●	changes in the interest rate environment which could reduce anticipated margins;
●	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	changes occurring in business conditions and inflation;
●	changes in deposit flows;
●	changes in technology;
●	our current and future products, services, applications and functionality and plans to promote them;
●	changes in monetary and tax policies;
●	the rate of delinquencies and amount of loans charged-off;
●	the rate of loan growth and the lack of seasoning of our loan portfolio;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities;
●	changes in accounting policies and practices;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes in the securities markets; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
3

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

Explanatory Note

This comprehensive Annual Report for the fiscal year ended December 31, 2013 filed by HCSB Financial Corporation (the “Company”) includes:

●	Audited historical financial statements for the years ended December 31, 2011, 2012, and 2013;
●	Unaudited condensed financial statements for each quarter in the year ended December 31, 2013; and
●	Management’s Discussion and Analysis for the year ended December 31, 2013, as well as each quarter in 2013.

The Company’s most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 was filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2012. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on May 19, 2014.

The delay in filing the Company’s periodic reports resulted primarily from delays in completing the review of the loan loss reserve of the Company’s banking subsidiary, Horry County State Bank (the “Bank”), and obtaining current appraisals for certain parcels of other real estate owned.

For a more detailed discussion of the loan loss reserve of the Bank and current appraisals for other real estate owned, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

PART I

Item 1. Business.

General Overview

The Company was incorporated on June 10, 1999 to become a holding company for the Bank. The Bank is a state chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 11 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services. As of December 31, 2013, we had total assets of $434.6 million, net loans of $247.0 million, deposits of $406.0 million and shareholders’ deficit of $16.4 million.

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

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated May 19, 2014, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2-“Regulatory Matters and Going Concern Considerations” to our Consolidated Financial Statements of this Annual Report.

Our Strategic Plan

As a response to the general economic downturn, and more recently, to the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for additional capital but also a search for a potential merger partner. Approximately $11.7 million in capital would have returned the Bank to “adequately capitalized” and approximately $26.3 million in capital would have returned the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2013. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

We have also been taking a number of steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality. We believe that with these steps the Bank’s financial condition is stabilizing, which will help the Bank as it continues its efforts to secure a merger partner or raise capital.

Decreasing the Bank’s Assets. We continued to reduce the Bank’s total assets from $469.0 million at December 31, 2012 to $434.6 million at December 31, 2013. Total assets at December 31, 2011 and 2010 were $535.7 million and $787.4 million, respectively. We believe this approach, in addition to raising new capital and reducing expenses, represents the quickest path to restoring the Bank’s capital levels, returning the Bank to profitability, and facilitating compliance with the terms of the Consent Order and the Written Agreement. We will continue to evaluate strategies for reducing the Bank’s overall asset size, but do not have current plans for any material additional decrease.

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

As a result of these efforts, we believe credit quality indicators generally showed signs of stabilization during 2012 and 2013. Primarily as a result of the stabilization and improvement in our loan portfolio and due to the $1.0 million gain included in noninterest income recognized on the forgiveness of debt, we recognized a net income of $1.8 million for the year ended December 31, 2013 compared to a net loss of $9.5 million for the year ended December 31, 2012.

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

Reducing ADC and CRE Loan Concentrations. As a result of the current economic environment and its impact on acquisition, development and construction and commercial real estate loans, we have effectively ceased making any new loans of these types while proactively decreasing the level of these types of loans in our existing portfolio. We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to other real estate owned or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature. During the past five years, we have been able to decrease the Bank’s total CRE loan portfolio significantly. If the above initiatives do not reduce our concentrations to acceptable levels, we may seek avenues to sell a portion of these types of loans to outside investors.

Increasing Operating Earnings. Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise. These strategies change the mix of our earning assets while reducing the size of our balance sheet. Specifically, we are reducing the level of nonperforming assets, controlling our operating expenses, improving our net interest margin and increasing fee income. As we reduce the amount of our nonperforming assets, additional provisions for loan losses may be required so that this may be accomplished within our preferred timeframe. Additionally, we are carefully evaluating all renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best relationship customers.

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

Focusing on Reducing Noninterest Expenses and Collecting Noninterest Income. We continue to review our noninterest income and noninterest expense categories for potential revenue enhancements and expense reductions. We have implemented several initiatives to help reduce expenses and manage our overhead at an efficient level. To achieve this goal, management and the Board have already reduced compensation expenses by, among other things, eliminating over 50 employment positions, eliminating salary increases and bonuses of any type since December 31, 2009, eliminating employer matching contributions to officer and employee 401(k) accounts and reducing the percentage of health and dental insurance benefits paid by the Bank for all of its employees. In addition, certain of the Bank’s senior officers have accepted salary reductions and forfeited certain retirement benefits and incentive compensation. Management and the Board also determined in 2011, after careful review of hourly customer traffic counts, to reduce the hours of service on Friday afternoons. All of these steps served to enable the Bank to reduce its compensation expenses by over $3.7 million from 2009 to 2013. In addition, the Board has eliminated monthly director fees, and all active directors who had elected to defer their director fees until retirement have forfeited their deferred fees entirely in the aggregate amount of approximately $857 thousand.

We have also reduced marketing expenses incurred by the Bank. We closed two branches in January 2012, and we continue to analyze other noninterest expenses for further opportunities for reductions. We believe that reduction of our level of nonperforming assets will also significantly reduce our operating costs. Expenses related to other real estate owned were $1.4 million for 2013 compared to $3.5 million for 2012.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.8% of our loan portfolio at December 31, 2013. Mortgage real estate loans were 67.4% of the portfolio. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property and consist of commercial real estate loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Consumer and commercial real estate construction and commercial development loans were 16.2% of the portfolio. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

As discussed above under “Our Strategic Plan - Reducing ADC and CRE Loan Concentrations”, due to concerns regarding the current economic environment and our concentration of commercial real estate loans, which as of December 31, 2013 totaled $130.5 million, or 60.7% of our real estate loans, we have focused on reducing the level of these types of loans in our portfolio.

Commercial Loans. At December 31, 2013, approximately 10.3% of our loan portfolio consisted of commercial loans not including agricultural loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans. Consumer loans made up approximately 3.1% of our loan portfolio at December 31, 2013. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

Agricultural Loans. Approximately 2.8% of our loan portfolio consisted of agricultural loans at December 31, 2013. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Underwriting Procedures, Collateral, and Risk. Although we have generally curtailed new lending while we focus on restoring the Bank’s financial condition, we remain focused on disciplined underwriting practices and prudent credit risk management. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

●	Character – we evaluate whether the borrower has sound character and integrity by examining the borrower’s history.
●	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
●	Collateral – we evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
●	Capacity – we evaluate the borrower’s ability to service the debt.
●	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

Other Banking and Related Services

Other bank services which are in place or planned include cash management services, sweep accounts, repurchase agreements, mobile banking, remote deposit capture, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, on-line banking and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. One of our non-executive officers are registered representatives of Investment Professionals Inc. (IPI), and they effect transactions in securities and other non-deposit investment products. We also offer MasterCard and VISA credit card services through a third party vendor. We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2013, there were 24 financial institutions operating in Horry County, 12 financial institutions operating in Brunswick County and 6 financial institutions operating in Columbus County.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

●	Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

●	Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

●	Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
12

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

●	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

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

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from current requirements); and
●	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

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

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

●	banking or managing or controlling banks;

●	furnishing services to or performing services for our subsidiaries; and

●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. A financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (CRA) (discussed below).

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank described below under “Horry County State Bank – Prompt Corrective Action.” Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 2013, our Bank is “significantly undercapitalized” under the capital requirements as set per bank regulatory agencies.

Subject to capital requirements and certain other restrictions, bank holding companies are able to borrow money to make capital contributions to their bank subsidiaries, and these loans may be repaid from dividends paid from the bank subsidiary to the bank holding company. The Bank’s ability to pay dividends to us is subject to regulatory restrictions as described below in “Horry County State Bank – Dividends” and also affects our ability to pay dividends. We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

The State Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

●	security devices and procedures;

●	adequacy of capitalization and loss reserves;

●	loans;

●	investments;

●	borrowings;

●	deposits;

●	mergers;

●	issuances of securities;

●	payment of dividends;

●	interest rates payable on deposits;

●	interest rates or fees chargeable on loans;

●	establishment of branches;

●	corporate reorganizations;

●	maintenance of books and records; and

●	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;

●	information systems and audit systems;

●	loan documentation;

●	credit underwriting;

●	interest rate risk exposure; and

●	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2013, the Bank was deemed to be “significantly undercapitalized.” As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 20, 2011. The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011. The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011. We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011. The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios.

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

The Gramm Leach Bliley Act (the “GLBA”) made various changes to the CRA. Among other changes CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

On May 26, 2011, the date of the most recent examination, the Bank received a satisfactory CRA rating.

Finance Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2013, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as:

●	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
22

●	The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, governing interest rate increases and fee limits; and
●	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

We have prepared the consolidated financial statements contained in this Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated May 19, 2014, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have an immediate need to raise capital, and we will need additional capital in the future, but capital may not be available to us as needed or on favorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank was required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets. As of December 31, 2013, the Bank is not in compliance with the minimum capital requirements established in the Consent Order and is designated as “significantly undercapitalized.” As a result, we have an immediate need to raise capital. The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, we may find it particularly difficult given the amount of our outstanding senior equity and debt securities, including the Series T Preferred Stock, the trust preferred securities, and our 2010 subordinated promissory notes. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted. If we cannot raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then you would lose your investment in the Company.

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

The Bank failed to meet the minimum capital requirements by the July 9, 2011 deadline set forth in the Consent Order and, as a result, the Bank submitted a revised Capital Restoration Plan to the FDIC on September 30, 2011 detailing the steps the Bank plans to take to achieve these minimum capital requirements. The Bank is not currently in compliance with the minimum capital requirements and, as of December 31, 2013, the Bank is categorized as “significantly undercapitalized.” As a result, a number of requirements or restrictions can or will be imposed on the Company and the Bank in addition to those set forth under the Consent Order and the Written Agreement. These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) impose more stringent growth restrictions on the Bank, or require the Bank to further reduce its total assets; (E) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (F) order a new election of Bank directors; (G) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (H) require the Bank to employ “qualified” senior executive officers; (I) require the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (J) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(I) above; and (iii) require prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s Articles of Incorporation or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.

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

The year 2013 was the first year since 2008 that the Company has reported positive income. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in the future, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2013, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, restructured troubled loans and other real estate owned) totaled $60.6 million, or 13.95% of total assets. At December 31, 2012, our nonperforming assets were $72.2 million, or 15.39% of total assets. Our nonperforming assets adversely affect our net income in various ways:

●	We do not record interest income on nonaccrual loans or real estate owned.
●	We must provide for probable loan losses through a current period charge to the provision for loan losses.
●	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2013, approximately 83.8% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Further deterioration of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2013, we had approximately $130.5 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 50.9% of our total loans outstanding as of that date. Approximately 28.8% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2013, we had 51 loans on nonaccrual status totaling approximately $10.6 million, and our allowance for loan loss was $9.4 million. For the year ended December 31, 2013, we recaptured provisions that had been previously recognized amounting to $1.5 million as compared to recognizing a provision expense of $10.5 million for the year ended December 31, 2012. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments.  As of December 31, 2013, we had brokered deposits of $18.6 million, representing 4.6% of our total deposits, of which all will mature by 2015.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We may need to find other sources of liquidity to replace these deposits as they mature.  Secondary sources of liquidity may include proceeds from Federal Home Loan Bank (the “FHLB”) advances, federal funds lines of credit from correspondent banks and QwickRate CDs obtained via the Internet. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are significantly undercapitalized, we are required to pledge additional collateral for FHLB advances. Also, as of December 31, 2013, the Company has no approved federal funds lines of credit available from any correspondent bank.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on our business, including:

●	changes to regulatory capital requirements;
●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
●	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
●	potential limitations on federal preemption;
●	changes to deposit insurance assessments;
●	regulation of debit interchange fees we earn;
●	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
●	changes in regulation of consumer mortgage loan origination and risk retention.
30

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

The dividends declared on the Series T Preferred Stock issued to Treasury through the Capital Purchase Program will reduce the net income available to common shareholders and our earnings per common share. Notably, because we did not redeem the Series T Preferred Stock prior to March 6, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $644,750 annually) to 9.0% per annum (approximately $1,160,550 annually). Also, we have been forced to defer and accrue thirteen quarterly dividend payments to Treasury and, thus, are prohibited from paying dividends on our common stock until all accrued dividends on the Series T Preferred Stock are paid in full. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised.  The 91,714 shares of common stock underlying the warrant represent approximately 2.5% of the shares of our common stock outstanding as of December 31, 2013 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.  We note, however, that the exercise price on Treasury’s warrant is $21.09 and the Company’s current trading price was approximately $0.19 at December 31, 2013.

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

Our ability to pay cash dividends is limited by our Bank’s ability to pay cash dividends to our Company and by our need to maintain sufficient capital to support our operations. The ability of our Bank to pay cash dividends to our Company is currently prohibited by the restrictions of the Consent Order. Further, the Bank currently has negative retained earnings due to losses incurred over the past few years and therefore would be unable to pay cash dividends, regardless of the restrictions imposed by the Consent Order. In addition, our Company also has negative retained earnings and is prohibited from paying dividends without the prior approval of the Federal Reserve Bank of Richmond. Consequently, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

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

The Bank presently owns 11 lots on which we have branch banking facilities in addition to the previously mentioned available for sale lots. In addition, the Bank has entered into one long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

During September 2011, we closed our Covenant Towers branch in an effort to decrease our expenses. Also in January 2012, the Company closed its branches in the Homewood community and on Meeting Street in Loris to decrease its number of branches from 13 to 11. The Company closed these offices in order to reduce expenses without materially reducing the Company’s deposits and loans.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of December 31, 2013 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

●	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion.

●	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Robert Shelley has 30 days to file and appeal from April 9, 2014. If he does not, the summary judgment order will become final and the matter will be dismissed with prejudice.
37

●	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents.

●	On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

●	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014 Mr. Snyder sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. He is alleging that he and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. Mr. Snyder has brought this case on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit.

●	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that it improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The Bank has engaged legal counsel and intends to vigorously defend against this lawsuit.

●	On or about January 10, 2013 and January 9, 2014, the SEC served the Company and Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The case/investigation number is A-3459. The Company and Bank provided timely responses to both subpoenas and continues to work closely with the SEC to provide them with any further documents they may need.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Shares and Dividends

As of May 12, 2014, there were 3,738,337 shares of our common stock outstanding held by approximately 2,400 shareholders of record. There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. Most of the trades of which the Company is aware have been privately negotiated by local buyers and sellers. In addition to these trades, the Company is aware of a number of quotations on the OTC Bulletin Board between January 1, 2013 and December 31, 2013 that ranged from $0.01 to $0.29. The following table sets forth the high and low closing prices for our common stock of which we are aware for the periods indicated. Private trading of our common stock has been limited but has been conducted through the Private Trading System, which is operated by the Bank on its website www.hcsbaccess.com. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us, we believe transactions in our common stock can be fairly summarized as follows for the periods indicated:

2013	Low	High
Fourth Quarter	$0.01	$0.26
Third Quarter	$0.05	$0.26
Second Quarter	$0.05	$0.26
First Quarter	$0.07	$0.29

2012
Fourth Quarter	$0.07	$0.48
Third Quarter	$0.25	$0.85
Second Quarter	$0.20	$0.25
First Quarter	$0.20	$0.51

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of December 31, 2013, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of preferred stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

Year Ended December 31,	2013	2012	2011	2010	2009
(Dollars in thousands, except per share)

Financial Condition:
Investment securities, available for sale	$94,602	$77,320	$100,207	$265,190	$169,463
Allowance for loan losses	9,443	14,150	21,178	14,489	7,525
Net loans	246,981	288,084	345,817	431,185	485,796
Premises and equipment, net	20,802	21,694	22,514	23,389	24,152
Total assets	434,586	468,996	535,698	787,441	760,359
Noninterest-bearing deposits	33,081	33,103	37,029	38,255	31,661
Interest-bearing deposits	372,963	402,758	453,824	590,706	546,631
Total deposits	406,044	435,861	490,853	628,961	578,292
Advances from the Federal Home Loan Bank	22,000	22,000	22,000	104,200	118,800
Total liabilities	451,028	480,758	540,914	760,942	715,287
Total shareholders’ equity (deficit)	(16,442)	(11,762)	(5,216)	26,499	45,072

Results of Operations:
Interest income	$17,071	$20,371	$25,654	$32,550	$34,101
Interest expense	5,301	6,261	8,924	14,567	15,593
Net interest income	11,770	14,110	16,730	17,983	18,508
Provision for (recovery of) loan losses	(1,497)	10,530	25,271	23,084	10,361
Net interest income (loss) after provision for for loan losses	13,267	3,580	(8,541)	(5,101)	8,147
Other income	3,956	4,574	6,217	4,090	7,605
Other expense	15,460	17,681	21,695	20,641	17,940
Income (loss) before income taxes	1,763	(9,527)	(24,019)	(21,652)	(2,188)
Income tax expense (benefit)	—	—	4,998	(4,383)	(840)
Net income (loss)	1,763	(9,527)	(29,017)	(17,269)	(1,348)
Accretion of preferred stock to redemption value	(199)	(217)	(203)	(190)	(146)
Preferred dividends	(653)	(652)	(652)	(644)	(163)
Net income (loss) available to common shareholders	$911	$(10,396)	$(29,872)	$(18,103)	$(1,657)

Per Share Data:
Net income (loss) – basic	$0.24	$(2.78)	$(7.98)	$(4.78)	$(0.44)
Period end book value	$(7.81)	$(6.51)	$(4.70)	$3.79	$8.74
40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

INTRODUCTION

The following discussion describes our results of operations for 2013 as compared to 2012 and also analyzes our financial condition as of December 31, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets and the rates that we pay on interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2013, 2012, and 2011 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits and other borrowings.

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

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2013 was $1.8 million compared to net losses of $9.5 million and $29.0 million for the years ended December 31, 2012 and 2011, respectively. A portion of the large provision expenses recognized in prior years was recaptured in 2013 resulting in net interest income after provision for loan losses of $13.3 million compared to $3.6 million for the year ended December 31, 2012 and ($8.5) million for the year ended December 31, 2011. The primary reason for this related to the fact that the 2013 and 2012 financial statements were issued simultaneously. The collectability of several loans reviewed in 2013 and the estimate of potential loss for these loans were included in the 2012 financial statements. Based on this timing issue, the results for 2013 and 2012 may have been individually different if the 2012 financial statements had been filed timely; however, the collective results for these two periods would not change. Noninterest income decreased $618 thousand from 2012 to 2013 due to lower gains recognized on sales of investment securities available-for-sale. However, the Company recognized $1.0 million in noninterest income as a result of the foregiveness of a portion of its subordinated debentures. Noninterest expenses also decreased as a result of reduced expenses related to other real estate owned.

ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

During the twelve months ended December 31, 2013, total assets decreased $34.4 million, or 7.34%, when compared to December 31, 2012. Management continued with their strategy to reduce the balance sheet in an effort to preserve capital ratios. Our loan portfolio decreased $45.8 million, or 15.16%, to $256.4 million as of December 31, 2013 from $302.2 million at December 31, 2012. Total deposits decreased $29.8 million, or 6.84%, from the December 31, 2012 amount of $435.9 million. Interest-bearing deposits decreased $29.8 million and noninterest-bearing deposits decreased $22 thousand during 2013. The decrease in total deposits was primarily due to the decrease in our time deposits.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The Company has sought to maintain a conservative approach in determining the distribution of its assets and liabilities. The following table presents the percentage relationships of significant components of the Company’s average balance sheets for the last three fiscal years.

Balance Sheet Categories as a Percent of Average Total Assets

Year ended December 31, (in thousands)	2013	2012	2011

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	7.70%	6.67%	3.44%
Investment securities	18.82	20.20	23.98
Loans	61.05	64.74	65.42
Total interest earning assets	87.57	91.61	92.84
Cash and due from banks	1.58	1.23	0.74
Allowance for loan losses	(2.41)	(3.75)	(2.77)
Premises and equipment	4.38	4.10	3.67
Other assets	8.88	6.81	5.52
Total assets	100.00%	100.00%	100.00%

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	85.01%	84.29%	78.95%
Federal funds purchased	0.00	0.00	0.01
Advances from the Federal Home Loan Bank	4.79	4.22	7.91
Repurchase agreements	0.30	1.20	1.37
Subordinate debentures	2.57	2.31	1.92
Debt due to trust	1.35	1.19	0.99
Total interest-bearing liabilities	94.02	93.21	91.15
Noninterest-bearing deposits	7.75	7.04	6.56
Accrued interest and other liabilities	0.94	0.73	0.46
Total liabilities	102.71	100.98	98.17
Shareholders’ equity (deficit)	(2.71)	(0.98)	1.83
Total liabilities and shareholders’ equity	100.00%	100.00%	100.00%
42

NET INTEREST INCOME

Earnings are dependent to a large degree on net interest income. Net interest income represents the difference between gross interest earned on earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities, primarily deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits, and borrowed funds. The interest rate spread and the net yield on earning assets are two significant elements in analyzing the Company’s net interest income. The interest rate spread is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. The net yield on earning assets is computed by dividing net interest income by average earning assets.

For the year ended December 31, 2013, net interest income was $11.8 million, a decrease of $2.3 million, or 16.58%, from net interest income of $14.1 million in 2012. The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $2.6 million, or 15.07%, from $17.3 million for the year ended December 31, 2012 to $14.7 million for the year ended December 31, 2013. This decrease was attributable to the decrease in the average volume of our loan portfolio from $337.4 million as of December 31, 2012 to $280.2 million as of December 31, 2013 as management continued their efforts to decrease total assets through the year to help improve our capital position. Interest expense for the year ended December 31, 2013 was $5.3 million, compared to $6.3 million for 2012. The net yield realized on earning assets was 2.93% for 2013, compared to 2.96% in 2012. The interest rate spread was 3.02% and 2.98% in 2013 and 2012, respectively.

The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

Average Balances, Income and Expenses, and Rates

Years ended December 31,
(in thousands)	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Loans (1)	$280,208	$14,693	5.24%	$337,445	$17,301	5.13%	$410,043	$20,943	5.11%
Securities, taxable	81,560	2,212	2.71%	94,901	2,818	2.97%	127,087	4,123	3.24%
Securities, nontaxable	3,227	45	1.39%	7,735	115	1.49%	17,546	472	2.69%
Nonmarketable equity securities	1,612	44	2.73%	2,616	47	1.80%	5,685	53	0.93%
Interest-bearing deposits	35,339	77	0.22%	34,779	90	0.26%	21,532	63	0.29%
Total earning assets	401,946	17,071	4.25%	477,476	20,371	4.27%	581,893	25,654	4.41%
Cash and due from banks	7,255			6,433			4,643
Allowance for loan losses	(11,065)			(19,561)			(17,363)
Premises and equipment	20,110			21,369			23,023
Other assets	40,754			35,488			34,609
Total assets	$459,000			$521,205			$626,805

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$390,177	3,273	0.84%	$439,317	3,961	0.90%	$494,898	6,011	1.21%
Borrowings	41,375	2,028	4.90%	46,475	2,300	4.95%	76,433	2,913	3.81%
Total interest-bearing liabilities	431,552	5,301	1.23%	485,792	6,261	1.29%	571,331	8,924	1.56%
Non-interest deposits	35,583			36,681			41,121
Other liabilities	4,300			3,825			2,878
Stockholders’ equity (deficit)	(12,435)			(5,093)			11,475
Total liabilities and equity (deficit)	$459,000			$521,205			$626,805

Net interest income/interest rate spread		$11,770	3.02%		$14,110	2.98%		$16,730	2.85%
Net yield on earning assets			2.93%			2.96%			2.88%

(1)	Average loan balances include nonaccrual loans.
43

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume), and (iii) changes in rate and volume (change in rate multiplied by the change in volume) is provided as follows:

Table 2. Rate/Volume Variance Analysis

	2013 Compared to 2012			2012 Compared to 2011
		Increase (Decrease)			Increase (Decrease)
		Due To (1)			Due To (1)
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Interest-bearing deposits	$(13)	$(14)	$1	$27	$(6)	$33
Securities, taxable	(606)	(231)	(375)	(1,305)	(327)	(978)
Securities, nontaxable	(70)	(7)	(63)	(357)	(159)	(198)
Nonmarketable equity securities	(3)	19	(22)	(6)	(15)	9
Loans	(2,608)	403	(3,011)	(3,642)	80	(3,722)
Total	(3,300)	170	(3,470)	(5,283)	(427)	(4,856)

Interest-bearing liabilities:
Deposits	(688)	(264)	(424)	(2,050)	(1,428)	(622)
Borrowings	(272)	(22)	(250)	(613)	1,959	(2,572)
Total	(960)	(286)	(674)	(2,663)	531	(3,194)
Net interest income	$(2,340)	$456	$(2,796)	$(2,620)	$(958)	$(1,662)

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investment securities have generally followed the fluctuations in market rates in 2013 and 2012. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company’s interest rate sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

Interest rate sensitivity management is concerned with the management of both the timing and the magnitude of repricing characteristics of interest-earning assets and interest-bearing liabilities and is an important part of asset/liability management. The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates. The following table, “Interest Rate Sensitivity Analysis,” indicates that, for all periods presented, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position. For a bank with a liability-sensitive position, or negative gap, falling interest rates would generally be expected to have a positive effect on net interest income, and rising interest rates would generally be expected to have the opposite effect.

RATE SENSITIVITY – continued

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2013 and may not be indicative of the Company’s rate-sensitivity position at other points in time:

Interest Rate Sensitivity Analysis

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2013	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$65,248	$26,419	$65,561	$157,228	$99,196	$256,424
Securities[1]	15,543	4,108	4,629	24,280	76,595	100,875
Total earning assets	80,791	30,527	70,190	181,508	175,791	357,299

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	—	—	—	—	42,723	42,723
Money Market and savings deposits	87,701	—	—	87,701	—	87,701
Time deposits	15,693	25,759	93,304	134,756	107,783	242,539
Total interest-bearing deposits	103,394	25,759	93,304	222,457	150,506	372,963
Other borrowings	1,337	—	5,000	6,337	17,000	23,337
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$104,731	$31,945	$98,304	$234,980	$178,568	$413,548
Period gap	$(23,940)	$(1,418)	$(28,114)	$(53,472)	$(2,777)	$(56,249)
Cumulative gap	$(23,940)	$(25,358)	$(53,472)	$(53,472)	$(56,249)
Ratio of cumulative gap to total earning assets	(6.70)%	(7.10)%	(14.97)%	(14.97)%	(15.74)%

1Securities are presented at amortized cost basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Provisions previously recognized of $1.5 million were recaptured during the year ended December 31, 2013. Provisions expensed for the years ended December 31, 2012 and 2011 were $10.5 million and $25.3 million, respectively. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses.

NONINTEREST INCOME

Noninterest income was $4.0 million for the year ended December 31, 2013, a decrease of $618 thousand, or 13.51%, when compared with the year ended December 31, 2012. Gains on sales of investment securities available-for-sale were $298 thousand for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012. Noninterest income for 2013 includes $1.0 million as a result of the foregiveness of a portion of its subordinated debentures.

NONINTEREST EXPENSES

Noninterest expenses continued to decrease from $21.7 million for 2011 to $17.7 million for 2012 to $15.5 million for 2013. Management continues to evaluate noninterest expenses and make reductions when possible. Salaries and employee benefits were $6.9 million for the year ended December 31, 2011 compared to $6.1 million for the year ended December 31, 2012 and $6.0 million for the year ended December 31, 2013. In 2011, the Bank incurred penalties associated with the prepayment of a significant portion of our FHLB advances of $2.6 million in our goal of decreasing the asset size of the Bank. These penalties did not recur in 2012 or 2013. FDIC insurance premiums decreased from $2.4 million in 2011 to $1.8 million in 2012 to $1.6 million in 2013 as the Bank’s assessment base has decreased. In addition, as we continue to work through our credit issues, our costs related to other real estate owned have decreased from $3.7 million for 2011 to $3.5 million for 2012 to $1.4 million for 2013.

INCOME TAXES

The Company did not recognize any income tax expense for the years ended December 31, 2013 or 2012. Despite a net loss before income tax, the tax expense recognized for the year ended December 31, 2011 was a result of the Company providing for a full deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2013 will not be realized, and accordingly, has maintained a full valuation allowance.

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

As of December 31, 2013, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $57.8 million at December 31, 2013. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In such a case, we would not be able to utilize our federal funds borrowing lines or renew, without FDIC approval, any brokered CDs that became due, but would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

IMPACT OF OFF-BALANCE SHEET INSTRUMENTS - continued

As of December 31, 2013, commitments to extend credit totaled $29.8 million and standby letters of credit totaled $361 thousand. The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2013.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$3,385	$2,588	$9,528	$15,501	$14,335	$29,836
Standby letters of credit	—	5	356	361	—	361

Totals	$3,385	$2,593	$9,884	$15,862	$14,335	$30,197

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

CAPITAL RESOURCES

Total shareholders’ deficit increased from a deficit of $11.8 million at December 31, 2012 to a deficit of $16.4 million at December 31, 2013. The increase of $4.7 million is primarily attributable to an increase in unrealized losses of $6.4 million on our available-for-sale investment securities portfolio partially offset by net income for the year of $1.8 million. The increase in unrealized losses is a result of the current rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management does not believe the unrealized losses represent an other-than-temporary impairment.

CAPITAL RESOURCES – continued

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (average equity divided by average total assets), which was (2.71)% in 2013 compared to (0.98)% in 2012. The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Return on average assets	0.38%	(1.83)%	(4.63)%
Return on average equity	n/a	n/a	(252.87)%
Equity to assets ratio	(2.71)%	(0.98)%	1.83%

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

CAPITAL RESOURCES – continued

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or in excess of national rates paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Depository institutions categorized as significantly undercapitalized may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

CAPITAL RESOURCES – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at December 31, 2013, 2012, and 2011.

December 31,	2013	2012	2011
(Dollars in thousands)
The Company
Tier 1 capital	$(10,169)	$(11,932)	$3,595
Tier 2 capital	—	—	3,595
Total qualifying capital	$(10,169)	$(11,932)	$7,190

Risk-adjusted total assets
(including off-balance sheet exposures)	$318,900	$346,929	$406,148

Tier 1 risk-based capital ratio	(3.19%)	(3.44%)	0.89%
Total risk-based capital ratio	(3.19%)	(3.44%)	1.77%
Tier 1 leverage ratio	(2.23%)	(2.34%)	0.67%

The Bank
Tier 1 capital	$9,789	$7,720	$15,620
Tier 2 capital	4,053	4,455	5,276
Total qualifying capital	$13,842	$12,175	$20,896

Risk-adjustment total assets
(including off-balance sheet exposures)	$318,813	$346,667	$406.201

Tier 1 risk-based capital ratio	3.07%	2.23%	3.85%
Total risk-based capital ratio	4.34%	3.51%	5.14%
Tier 1 leverage ratio	2.17%	1.56%	2.90%

At December 31, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Approximately $11.7 million in additional capital as of December 31, 2013 would have returned the Bank to “adequately capitalized” and $26.3 million in capital would have returned the Bank to “well capitalized” under regulatory guidelines on a pro forma basis. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

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

CAPITAL RESOURCES – continued

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

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of December 31, 2013, 2012 and 2011, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $17.3 million, or 22.35%, from $77.3 million at December 31, 2012 to $94.6 million at December 31, 2013. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds. As of December 31, 2013, the amortized cost of the available-for-sale investment securities portfolio exceeded fair value by $6.3 million. This unrealized loss is believed to be temporary and a result of the current interest rate environment.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2013.

December 31, 2013 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,414	$54,214	$60,628	$55,075
Mortgage backed securities	—	—	2,461	35,270	37,731	37,034
State and political subdivisions	—	1,260	638	618	2,516	2,493
Total	$—	$1,260	$9,513	$90,102	$100,875	$94,602

Weighted average yields
Government sponsored enterprises	—%	—%	2.42%	2.86%
Mortgage backed securities	—%	—%	0.94%	2.57%
State and political subdivisions	—%	3.52%	2.53%	4.06%
Total	—%	3.52%	2.05%	2.76%	2.70%

	Book	Market
December 31, 2012 (in thousands)	Value	Value
Investment securities
Government sponsored enterprises	$27,024	$27,108
Mortgage backed securities	44,557	44,462
State and political subdivisions	5,569	5,750
Total	$77,150	$77,320

	Book	Market
December 31, 2011 (in thousands)	Value	Value
Investment securities
Government sponsored enterprises and mortgage backed securities	$42,010	$42,142
State and political subdivisions	50,706	47,206
Other securities	10,302	10,859
Total	$103,018	$100,207

LOAN PORTFOLIO

Management continued their efforts to decrease total assets through the year. As a result, the loan portfolio decreased $45.8 million. Net loans charged-off during 2013 were $3.2 million compared to $17.6 million in 2012 and $18.6 million in 2011. Loan balances transferred to other real estate owned were $17.7 million for 2013 compared to $14.4 million for 2012. The remaining decrease was a result of focusing our lenders more on asset quality and resolving existing issues and less on loan originations. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.76% of our loan portfolio at December 31, 2013. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 13.15% and 3.09% of the loan portfolio at December 31, 2013, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2013 and highlights the Company’s general emphasis on mortgage lending.

December 31,	2013	2012	2011	2010	2009
(Dollars in thousands)
Real estate:
Commercial construction and land development	$38,899	$58,274	$61,776	$82,028	$80,654
Other commercial real estate	91,551	103,061	134,803	154,455	181,971
Residential construction	3,038	2,422	5,101	8,036	15,133
Other residential	81,297	89,184	104,307	122,813	125,258
Commercial and industrial	33,711	41,200	52,272	65,896	74,433
Consumer	7,928	8,093	8,736	12,446	15,871
	$256,424	$302,234	$366,995	$445,674	$493,320

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 2013 and related interest rate characteristics:

		Over
		One Year
December 31, 2013	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial real estate	$43,700	$71,861	$14,889	$130,450
Residential	21,437	27,438	35,460	84,335
Commercial	16,705	11,291	5,715	33,711
Consumer	2,234	5,633	61	7,928
	$84,076	$116,223	$56,125	$256,424

Loans maturing after one year with:
Fixed interest rates				$127,370
Floating interest rates				44,978

				$172,348
53

LOAN PORTFOLIO - continued

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loan charge-offs.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 2013.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans reached a high of $71.2 million at the end of 2011 and have declined since then as we believe we have identified and aggressively worked through most of our credit issues. As a result, nonperforming loans at December 31, 2012 decreased to $52.7 million or 17.44% of total loans and at December 31, 2013 decreased to $35.6 million or 13.90% of total loans.

Nonperforming assets also continued to decrease. At December 31, 2013, nonperforming assets were $60.6 million compared to $72.2 million at December 31, 2012 and $86.9 million at December 31, 2011. As a percentage of total assets, nonperforming assets were 13.95%, 15.39%, and 16.22% as of December 2013, 2012, and 2011, respectively.

The following table summarizes nonperforming assets for the five years ended December 31, 2013:

Nonperforming Assets	2013	2012	2011	2010	2009
(Dollars in thousands)
Nonaccrual loans	$10,631	$22,567	$44,682	$25,197	$23,138
Performing troubled debt restructurings	25,010	29,994	26,471	32,148	91
Loans past due 90 days or more and still accruing interest	—	157	76	—	—
Total nonperforming loans	35,641	52,718	71,229	57,345	23,229
Other real estate owned	24,972	19,464	15,665	16,891	6,432
Total nonperforming assets	$60,613	$72,182	$86,894	$74,236	$29,661

Nonperforming assets to total assets	13.95%	15.39%	16.22%	9.43%	3.90%
Nonperforming loans to total loans	13.90%	17.44%	19.41%	13.32%	4.72%
54

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2013.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$33,711	$130,450	$7,928	$84,335	$256,424

Loans graded one through four are considered “pass” credits. As of December 31, 2013, approximately $164.5 million, or 64.1%, of the loan portfolio had a credit grade of Minimal, Modest, Average or Satisfactory. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

LOAN PORTFOLIO - continued

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2013, loans with a credit grade of “watch” and “special mention” totaled $44.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2013, classified loans totaled $47.3 million, with $41.3 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2013, the recorded investment in impaired loans was $45.7 million compared to $61.6 million at December 31, 2012.

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

At December 31, 2013, the principal balance of troubled debt restructurings totaled $31.5 million. At December 31, 2013, $25.0 million of these restructured loans were performing as expected under the new terms, and $6.4 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

LOAN PORTFOLIO - continued

Provision and Allowance for Loan Losses

Management has established an allowance for loan losses through a provision for loan losses charged to expense on our statements of operations. The allowance represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management does not allocate specific percentages of our allowance for loan losses to the various categories of loans but evaluates the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The historical loan loss experience, the size of our lending portfolio, changes in the lending policies and procedures, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons, and current and anticipated economic conditions are also considered in determining the provision for loan losses. The amount of the allowance is adjusted periodically based on changing circumstances. The Bank changed its historical look back period during the quarter ended December 31, 2012 from twelve quarters to six quarters. Management believes this change more accurately reflected the loss history of the loan portfolio. There were no changes to the historical look back period in 2013. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

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

At December 31, 2013, $3.8 million of the allowance was reserved for impaired loans compared to $5.6 million at December 31, 2012. Net loan charge-offs decreased significantly from $17.6 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013.

The following table presents the Allowance for Loan Losses by loan category and the loan category as a percentage of total loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2013		2012		2011		2010		2009
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)

Commercial	$1,020	13.1%	$1,982	13.6%	$3,239	14.2%	$1,822	14.8%	$1,152	15.1%
Commercial Real Estate	5,312	50.9%	7,587	53.4%	10,240	53.6%	7,237	53.1%	2,916	53.2%
Consumer	144	3.1%	124	2.7%	103	2.4%	131	2.8%	217	3.2%
Residential	2,967	32.9%	4,457	30.3%	7,596	29.8%	5,299	29.3%	3,240	28.5%
	$9,443	100.0%	$14,150	100.0%	$21,178	100.0%	$14,489	100.0%	$7,525	100.0%

(1)Loan category as a percentage of total loans.

LOAN PORTFOLIO - continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience

(Dollars in thousands)	2013	2012	2011	2010	2009
Total loans outstanding at end of period	$256,424	$302,234	$366,995	$445,674	$493,321
Average loans outstanding	$280,208	$337,445	$410,043	$483,570	$469,675

Balance of allowance for loan losses at beginning of period	$14,150	$21,178	$14,489	$7,525	$4,416

Charge offs:
Real estate	(5,568)	(15,193)	(16,217)	(14,080)	(8,056)
Commercial	(1,691)	(3,242)	(3,229)	(2,396)	(1,448)
Consumer and credit card	(217)	(106)	(193)	(222)	(248)
Other loans	—	—	(196)	(28)	(56)
Total charge-offs	(7,476)	(18,541)	(19,835)	(16,726)	(9,808)

Recoveries of loans previously charged off	4,266	983	1,253	606	2,556
Net charge-offs	(3,210)	(17,558)	(18,582)	(16,120)	(7,252)

Provision charged to operations	(1,497)	10,530	25,271	23,084	10,361

Balance of allowance for loan losses at end of period	$9,443	$14,150	$21,178	$14,489	$7,525

Ratios:
Net charge-offs to average loans outstanding	1.15%	5.20%	4.53%	3.33%	1.54%
Net charge-offs to loans at end of year	1.25%	5.81%	5.06%	3.62%	1.47%
Allowance for loan losses to average loans	3.37%	4.19%	5.16%	3.00%	1.60%
Allowance for loan losses to loans at end of year	3.68%	4.68%	5.77%	3.25%	1.53%
Net charge-offs to allowance for loan losses	33.99%	124.08%	87.74%	111.26%	96.37%
Net charge-offs to provisions for loan losses	n/a	166.74%	73.53%	69.83%	69.99%
58

AVERAGE DAILY DEPOSITS

The following table summarizes the Company’s average daily deposits during the years ended December 31, 2013, 2012, and 2011. These totals include time deposits $100 thousand and over. At December 31, 2013 time deposits $100,000 and over totaled $156.6 million. Of this total, scheduled maturities within three months were $27.5 million; over three through 12 months were $50.4 million; and over 12 months were $78.7 million.

The adverse economic environment has also placed greater pressure on our deposits, and we have taken steps to decrease our reliance on brokered deposits, while at the same time the competition for local deposits among banks in our market has been increasing. We generally obtain out-of-market time deposits of $100 thousand or over through brokers with whom we maintain ongoing relationships. However, due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC. As of December 31, 2013, we had brokered deposits of $18.6 million as compared to $43.1 million as of December 31, 2012. We may need other sources of liquidity to replace these deposits as they mature. Secondary sources of liquidity may include proceeds from FHLB advances, Qwickrate CDs, and federal funds lines of credit from correspondent banks.

	2013		2012		2011
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand	$35,583	n/a	$36,681	n/a	$41,121	n/a
Interest-bearing transaction accounts	41,469	0.19%	43,086	0.22%	43,257	0.23%
Money market savings account	84,519	0.42%	105,727	0.43%	155,481	0.63%
Other savings accounts	8,681	0.25%	7,961	0.25%	7,485	0.25%
Time deposits	255,508	1.10%	282,543	1.20%	288,675	1.70%

Total average deposits	$425,760		$475,998		$536,019

ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the Company’s FHLB borrowings for the years ended December 31, 2013, 2012 and 2011.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	December 31

2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

2011
Advances from Federal Home Loan Bank	$112,200	$49,618	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock. Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $22.0 million advances from the FHLB outstanding at December 31, 2013, $5.0 million have scheduled principal reductions in 2014, $12.0 million in 2018, and the remainder in 2019. As a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated. Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

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

Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $77 thousand, $80 thousand and $84 thousand at December 31, 2013, 2012 and 2011, respectively, and are included in other assets on the consolidated balance sheet. Amortizations of debt issuance costs from junior subordinated debentures totaled $3 thousand for the years ended December 31, 2013, 2012 and 2011, and are reported in other expenses on the consolidated statements of operations.

As of February 2011, the Federal Reserve Bank of Richmond required the Company to defer interest payments on the Capital Securities. The Company may defer interest payments on the Capital Securities for up to 20 consecutive quarterly periods, although interest will continue to accrue on the Capital Securities and interest on such deferred interest will accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. The Company has deferred interest payments on the trust Capital Securities for 12 consecutive interest payment periods.

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

During 2013, $1.0 million of the subordinated notes were cancelled by the holder following negotiations between the holder and the Company. The forgiveness of this debt has been included in noninterest income in the consolidated statements of operations.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $2.6 million as of December 31, 2013. The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2013. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013

INTRODUCTION

The following discussion describes our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the three months ended March 31, 2013, the Bank had net income of $664 thousand compared to a net loss of $256 thousand for the three months ended March 31, 2012. Decreased net interest income was offset by a reduction in provision expense.

Total assets at March 31, 2013 were $468.6 million, a decrease of $408 thousand from $469.0 million at December 31, 2012. Management continued to make a concerted effort to decrease the balance sheet in an effort to preserve capital. Total loans decreased $12.1 million which included loans transferred to other real estate owned of $5.3 million. Investment securities available-for-sale decreased $4.6 million. Total deposits decreased $899 thousand.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2013 and 2012

The Company experienced a decrease of $1.4 million, or 24.73%, in total interest income for the three months ended March 31, 2013. The Company experienced a decrease in interest income, including fees, on our loan portfolio of $948 thousand, or 20.25%, to $3.7 million for the three months ended March 31, 2013 from $4.7 million for the three months ended March 31, 2012, which was the result of a decrease in average loans for the period. The Company also experienced a decrease in the interest income on taxable available-for-sale securities of $332 thousand or 45.67%. Declines in rates resulted in a decrease in total interest expense of $224 thousand, or 13.82% for the three month period in 2013 compared to the three month period in 2012. This resulted in a $1.1 million decrease in net interest income from $3.9 million for the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. Provisions were recaptured during the three months ended March 31, 2013 in the amount of $1.0 million. The provision for loan losses was $1.3 million for the three month period ended March 31, 2012.

Noninterest income decreased $178 thousand to $693 thousand for the three months ended March 31, 2013 as compared to $871 thousand for the three months ended March 31, 2012. Gains on sales of assets of $170 thousand recognized in 2012 did not recur in 2013.

Noninterest expense increased slightly from $3.7 million for the three months ended March 31, 2012 to $3.8 million for the three months ended March 31, 2013.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of March 31, 2013 and December 31, 2012, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $4.6 million, or 5.9%, from $77.3 million at December 31, 2012 to $72.7 million at March 31, 2013 as a result of management’s concerted effort to decrease the assets of the Bank to help improve its capital position. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at March 31, 2013.

March 31, 2013 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$—	$29,977	$29,977	$29,884
Mortgage backed securities	—	—	—	40,037	40,037	40,211
State and political subdivisions	—	1,260	—	1,269	2,529	2,653
Total	$—	$1,260	$—	$71,283	$72,543	$72,748

Weighted average yields
Government sponsored enterprises	—%	—%	—%	2.88%
Mortgage backed securities	—%	—%	—%	1.83%
State and political subdivisions	—%	3.52%	—%	3.26%
Total	—%	3.52%	—%	2.30%	2.32%

	Book	Market
December 31, 2012 (in thousands)	Value	Value
Investment securities
Government sponsored enterprises	$27,024	$27,108
Mortgage backed securities	44,557	44,462
States and political subdivisions	5,569	5,750
Total	$77,150	$77,320
63

Loan Portfolio

The Company experienced a decline in its loan portfolio during the three months ended March 31, 2013, of $12.1 million as management continued to decrease assets in an effort to preserve capital.

The following table sets forth the composition of the loan portfolio by category as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
(Dollars in thousands)
Real estate:
Commercial construction and land development	$52,506	$58,274
Other commercial real estate	101,550	103,061
Residential construction	2,274	2,422
Other residential	85,897	89,184
Commercial and industrial	39,737	41,200
Consumer	8,205	8,093
	$290,169	$302,234

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.48% of our loan portfolio at March 31, 2013. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 13.69% and 2.83% of the loan portfolio, respectively.

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of March 31, 2013.

Loan Portfolio - continued

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $52.7 million at the end of 2012 compared to nonperforming loans at March 31, 2013 of $49.2 million or 16.95% of total loans.

At March 31, 2013, nonperforming assets were $73.0 million compared to $72.2 million at December 31, 2012. Loans transferred to other real estate owned of $5.3 million were slightly offset by sales of other real estate owned and writedowns. As a percentage of total assets, nonperforming assets were 15.58% and 15.39% as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes nonperforming assets:

	March 31,	December 31,
Nonperforming Assets	2013	2012
(Dollars in thousands)
Nonaccrual loans	$22,256	$22,567
Performing troubled debt restructurings	26,928	29,994
Loans past due 90 days or more and still accruing interest	—	157
Total nonperforming loans	49,184	52,718
Other real estate owned	23,799	19,464
Total nonperforming assets	$72,983	$72,182

Nonperforming assets to total assets	15.58%	15.39%
Nonperforming loans to total loans	16.95%	17.44%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2013, the recorded investment in impaired loans was $56.2 million compared to $61.6 million at December 31, 2012.

Loan Portfolio - continued

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

At March 31, 2013, the principal balance of troubled debt restructurings totaled $43.6 million. Of these restructured loans, $26.9 million were performing as expected under the new terms and $16.7 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

At March 31, 2013, the allowance for loan losses was $12.0 million or 4.12% of total loans compared to $14.2 million or 4.68% of total loans as of December 31, 2012. Reserves specifically set aside for impaired loans of $4.3 million and $5.6 million were included in the allowance as of March 31, 2013 and December 31, 2012, respectively. Management believes the allowance is adequate.

Provision and Allowance for Loan Losses - continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Three
	months	Year
	ended	ended
(Dollars in thousands)	March 31,	December 31,
	2013	2012
Total loans outstanding at end of period	$290,169	$302,234

Allowance for loan losses, beginning of period	$14,150	$21,178

Charge offs:
Real estate	(1,407)	(15,193)
Commercial	(795)	(3,242)
Consumer	(62)	(106)
Total charge-offs	(2,264)	(18,541)

Recoveries of loans previously charged off	1,075	983
Net charge-offs	(1,189)	(17,558)

Provision charged to operations	(1,000)	10,530
Allowance for loan losses at end of period	$11,961	$14,150

Ratios:
Allowance for loan losses to loans at end of period	4.12%	4.68%
Net charge-offs to allowance for loan losses	9.94%	124.08%
Net charge-offs to provisions for loan losses	n/a	166.74%
67

Deposits

Total deposits decreased $899 thousand from December 31, 2012 to March 31, 2013. Time deposits decreased $856 thousand over the period. Maturities of time deposits as of March 31, 2013 were as follows:

(Dollars in thousands)
Maturing in:
Less than 1 year	$144,353
1 to 3 years	89,136
3 to 5 years	32,524
Beyond 5 years	160
Total	$266,173

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB advances for the three months ended March 31, 2013 and for the year ended December 31, 2012.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance
March 31, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Shareholders’ deficit decreased from a deficit of $11.8 million at December 31, 2012 to a deficit of $11.1 million at March 31, 2013. The decrease of $699 thousand is primarily attributable to the net income during the three months ended March 31, 2013 of $664 thousand.

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

Capital Resources – continued

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

Capital Resources – continued

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
(Dollars in thousands)
The Company
Tier 1 capital	$(11,267)	$(11,932)
Tier 2 capital	—	—
Total qualifying capital	$(11,267)	$(11,932)

Risk-adjusted total assets
(including off-balance sheet exposures)	$344,005	$348,425

Tier 1 risk-based capital ratio	(3.28)%	(3.44)%
Total risk-based capital ratio	(3.28)%	(3.44)%
Tier 1 leverage ratio	(2.35)%	(2.34)%

The Bank
Tier 1 capital	$8,753	$7,720
Tier 2 capital	4,394	4,455
Total qualifying capital	$13,147	$12,175

Risk-adjustment total assets
(including off-balance sheet exposures)	$343,985	$346,667

Tier 1 risk-based capital ratio	2.54%	2.23%
Total risk-based capital ratio	3.82%	3.51%
Tier 1 leverage ratio	1.87%	1.56%

At March 31, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past four years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Capital Resources – continued

Approximately $14.4 million in capital would return the Bank to “adequately capitalized” and $28.8 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of March 31, 2013. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2013. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

The income tax provision is also an accounting policy that requires judgment as the Company seeks strategies to minimize the tax effect of implementing their business strategies. The Company’s tax returns are subject to examination by both federal and state authorities. Such examinations may result in assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

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

As of March 31, 2013, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $43.1 million at March 31, 2013. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In this crisis, we would not be able to utilize our federal funds borrowing lines and brokered CDs and would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

As of March 31, 2013, commitments to extend credit totaled $31.4 million and standby letters of credit totaled $500 thousand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2013

INTRODUCTION

The following discussion describes our results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the six months ended June 30, 2013, the Bank had net income of $741 thousand compared to a net loss of $1.5 million for the six months ended June 30, 2012. A decrease to net interest income of $1.9 million was offset by a reduction in provision expense of $4.9 million. Lower realized gains on sales of available for sale securities resulted in lower noninterest income while noninterest expense increased $309 thousand.

Total assets at June 30, 2013 were $466.3 million, a decrease of $2.7 million from $469.0 million at December 31, 2012, as management continued to make a concerted effort to decrease the balance sheet in an effort to preserve capital. Total loans decreased $15.6 million partially due to $7.1 million of loans transferred to other real estate owned. Investment securities available-for-sale increased $3.1 million. Total deposits decreased $2.1 million all of which related to a reduction in other time deposits of $15.1 million.

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2013 and 2012

The Company experienced a decrease of $2.3 million, or 21.72%, in total interest income for the six months ended June 30, 2013. The Company experienced a decrease in interest income, including fees, on our loan portfolio of $1.5 million, or 16.69%, to $7.5 million for the six months ended June 30, 2013 from $9.0 million for the six months ended June 30, 2012, which was the result of a decrease in average loans for the period as management continued to make a concerted effort to decrease the balance sheet in an effort to preserve capital. The Company also experienced a decrease in the interest income on taxable available-for-sale securities of $660 thousand or 44.81%. The decline in total deposits along with declines in rates resulted in a decrease to total interest expense of $413 thousand, or 13.01% for the six month period in 2013 compared to the six month period in 2012. This resulted in a $1.9 million decrease in net interest income from $7.5 million for the six months ended June 30, 2012 to $5.6 million for the six months ended June 30, 2013.

Results of Operations for the Six Months ended June 30, 2013 and 2012 - continued

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. For the six months ended June 30, 2013, provisions previously recognized in the amount of $1.5 million were recaptured. The provision for loan losses was $3.4 million for the six month period ended June 30, 2012.

Noninterest income decreased $360 thousand to $1.6 million for the six months ended June 30, 2013 as compared to $1.9 million for the six months ended June 30, 2012. The majority of the decrease relates to lower gains realized on sales of available-for-sale securities and a gain realized on the sales of assets recognized in 2012 that did not recur in 2013.

Noninterest expense increased $309 thousand for the six months ended June 30, 2013 compared to six months ended June 30, 2012 as expenses related to other real estate owned increased $448 thousand.

Results of Operations for the Three Months ended June 30, 2013 and 2012

Net income for the three months ended June 30, 2013 was $77 thousand compared to a net loss of $1.3 million for the three months ended June 30, 2012. The improvement was primarily the result of reduced provision expense offset by lower net interest income.

Interest income decreased $958 thousand for the quarter ended June 30, 2013 when compared the same period in 2012. Lower rates and lower loan volume contributed to the reduction. Interest expense also decreased for the quarter ended June 30, 2013 when compared to the same period in 2012 resulting in a decrease to net interest income of $769 thousand.

Provisions previously recognized of $497 thousand were recaptured during the quarter ended June 30, 2013. A provision of $2.1 million was recorded for the quarter ended June 30, 2012.

Noninterest income for the three months ended June 30, 2013 was $858 thousand compared to $1.0 million for the three months ended June 30, 2012. Gains realized on sales of available-for-sale securities were $401 thousand for the three months ended June 30, 2012 compared to gains realized on sales of available-for-sale securities of $213 for the three months ended June 30, 2013.

For the three months ended June 30, 2013, noninterest expense was $4.1 million compared to $3.9 million for the three months ended June 30, 2012. Expenses related to other real estate owned increased $363 thousand.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of June 30, 2013, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $3.1 million, or 4.06%, to $80.5 million at June 30, 2013 from $77.3 million at December 31, 2012. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

Investment Portfolio - continued

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2013.

June 30, 2013 (In thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$1,410	$41,831	$43,241	$40,678
Mortgage backed securities	—	—	2,457	35,546	38,003	37,222
State and political subdivisions	—	1,260	—	1,265	2,525	2,561
Total	$—	$1,260	$3,867	$78,642	$83,769	$80,461

Weighted average yields
Government sponsored enterprises	—%	—%	3.23%	2.90%
Mortgage backed securities	—%	—%	0.98%	2.11%
State and political subdivisions	—%	3.52%	—%	3.27%
Total	—%	3.52%	1.80%	2.55%	2.53%

	Book	Market
December 31, 2012 (In thousands)	Value	Value
Investment securities
Government sponsored enterprises	$27,024	$27,108
Mortgage backed securities	44,557	44,462
State and political subdivisions	5,569	5,750
Total	$77,150	$77,320

Loan Portfolio

The Company experienced a decline in its loan portfolio during the first half of 2013, resulting in a decrease of $15.6 million as management continued to decrease assets in an effort to preserve capital.

The following table sets forth the composition of the loan portfolio by category as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
(Dollars in thousands)
Real estate:
Commercial construction and land development	$49,622	$58,274
Other commercial real estate	99,832	103,061
Residential construction	2,778	2,422
Other residential	83,814	89,184
Commercial	42,554	41,200
Consumer	8,050	8,093
	$286,650	$302,234

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.35% of our loan portfolio at June 30, 2013. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.85% and 2.80% of the loan portfolio, respectively.

Loan Portfolio - continued

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of June 30, 2013.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $52.7 million at the end of 2012. We believe we have identified and aggressively worked through our credit issues. As a result, nonperforming loans at June 30, 2013 were $48.0 million or 16.74% of total loans.

Nonperforming assets also decreased during the period. At June 30, 2013, nonperforming assets were $71.5 million compared to $72.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 15.34% and 15.39% as of June 30, 2013 and December 31, 2012, respectively.

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	June 30,	December 31,
Nonperforming Assets	2013	2012
(Dollars in thousands)
Nonaccrual loans	$22,229	$22,567
Performing troubled debt restructurings	25,746	29,994
Loans past due 90 days or more and still accruing interest	—	157
Total nonperforming loans	47,975	52,718
Other real estate owned	23,485	19,464
Total nonperforming assets	$71,460	$72,182

Nonperforming assets to total assets	15.33%	15.39%
Nonperforming loans to total loans	16.74%	17.44%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2013, the recorded investment in impaired loans was $56.3 million compared to $61.6 million at December 31, 2012.

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

At June 30, 2013, the principal balance of troubled debt restructurings totaled $42.1 million. Of these restructured loans, $25.7 million were performing as expected under the new terms and $16.4 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

The allowance for loan losses was $11.2 million or 3.91% of total loans as of June 30, 2013 compared to $14.2 million or 4.68% of total loans as of December 31, 2012. Reserves specifically set aside for impaired loans in the amount of $4.3 million and $5.6 million were included in the allowance as of June 30, 2013 and December 31, 2012, respectively. Management believes the allowance is adequate.

Provision and Allowance for Loan Losses - continued

The following table summarizes the activity related to our allowance for loan losses.

	Six
	months	Year
	ended	ended
Summary of Loan Loss Experience	June 30,	December 31,
(Dollars in thousands)	2013	2012
Total loans outstanding at end of period	$286,650	$302,234

Allowance for loan losses, beginning of period	$14,150	$21,178

Charge offs:
Real estate	(1,957)	(15,193)
Commercial	(1,272)	(3,242)
Consumer and credit card	(118)	(106)
Total charge-offs	(3,347)	(18,541)

Recoveries of loans previously charged off	1,895	983
Net charge-offs	(1,452)	(17,558)

Provision charged to operations	(1,497)	10,530
Allowance for loan losses at end of period	$11,201	$14,150

Ratios:
Allowance for loan losses to loans at end of period	3.91%	4.68%
Net charge-offs to allowance for loan losses	12.96%	124.08%
Net charge-offs to provisions for loan losses	n/a	166.74%

Deposits

Total deposits decreased $2.1 million from December 31, 2012 to June 30, 2013. Time deposits decreased $12.1 million over the period. Maturities of time deposits as of June 30, 2013 were as follows:

(Dollars in thousands)
Maturing in:
Less than 1 year	$132,852
1 to 3 years	85,876
3 to 5 years	35,604
Beyond 5 years	587
Total	$254,919
80

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB advances for the six months ended June 30, 2013 and the year ended December 31, 2012.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	end
(Dollars in thousands)	Month End	Balance	Rate	Balance

June 30, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Total shareholders’ deficit increased from a deficit of $11.8 million at December 31, 2012 to a deficit of $14.5 million at June 30, 2013. The increase of $2.7 million is primarily attributable to unrealized losses of $3.5 million on our available-for-sale securities which are included in accumulated other comprehensive loss. This increase in unrealized losses is a direct result of rising interest rates in the second quarter of 2013 relative to the interest rate environment in which the investment securities were purchased. Management does not believe the unrealized losses represent an other-than-temporary impairment.

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

Capital Resources – continued

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

Capital Resources – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
(Dollars in thousands)
The Company
Tier 1 capital	$(11,191)	$(11,932)
Tier 2 capital	—	—
Total qualifying capital	$(11,191)	$(11,932)

Risk-adjusted total assets
(including off-balance sheet exposures)	$337,798	$346,929

Tier 1 risk-based capital ratio	(3.31)%	(3.44)%
Total risk-based capital ratio	(3.31)%	(3.44)%
Tier 1 leverage ratio	(2.38)%	(2.34)%

The Bank
Tier 1 capital	$9,192	$7,720
Tier 2 capital	4,309	4,455
Total qualifying capital	$13,501	$12,175

Risk-adjustment total assets
(including off-balance sheet exposures)	$337,808	$346,667

Tier 1 risk-based capital ratio	2.72%	2.23%
Total risk-based capital ratio	4.00%	3.51%
Tier 1 leverage ratio	1.99%	1.56%

At June 30, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses for over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets

Approximately $13.5 million in capital would return the Bank to “adequately capitalized” and $27.7 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of June 30, 2013. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

Capital Resources – continued

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2013. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

The income tax provision is also an accounting policy that requires judgment as the Company seeks strategies to minimize the tax effect of implementing their business strategies. The Company’s tax returns are subject to examination by both federal and state authorities. Such examinations may result in assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

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

As of June 30, 2013, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $48.0 million at June 30, 2013. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In this crisis, we would not be able to utilize our federal funds borrowing lines and brokered CDs and would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

As of June 30, 2013, commitments to extend credit totaled $28.3 million and standby letters of credit totaled $500 thousand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

INTRODUCTION

The following discussion describes our results of operations for the nine and three month periods ended September 30, 2013 as compared to the nine and three month periods ended September 30, 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the nine months ended September 30, 2013, the Bank had net income of $518 thousand compared to a net loss of $5.2 million for the nine months ended September 30, 2012. A decrease in net interest income of $2.4 million was offset by a reduction in provision expense of $9.4 million. Lower realized gains on sales of available for sale securities resulted in lower noninterest income while noninterest expense remained flat.

Total assets at September 30, 2013 were $454.7 million, a decrease of $14.3 million from $469.0 million at December 31, 2012, as management continued to make a concerted effort to decrease the balance sheet in an effort to preserve capital. Total loans decreased $35.7 million partially due to $13.8 million of loans transferred to other real estate owned. Investment securities available-for-sale increased $17.1 million. Total deposits decreased $11.5 million all of which related to a reduction in other time deposits of $20.0 million.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2013 and 2012

The Company experienced a decrease of $2.9 million, or 18.67%, in total interest income for the nine months ended September 30, 2013. The Company experienced a decrease in interest income, including fees, on our loan portfolio of $2.0 million, or 15.50%, to $11.2 million for the nine months ended September 30, 2013 from $13.2 million for the nine months ended September 30, 2012, which was the result of a decrease in average loans for the period. The Company also experienced a decrease in the interest income on taxable available-for-sale securities of $670 thousand or 30.47%. The decline in total deposits along with declines in rates resulted in a decrease in total interest expense of $557 thousand, or 11.84% for the nine month period in 2013 compared to the nine month period in 2012. This resulted in a $2.4 million decrease in net interest income from $11.0 million for the nine months ended September 30, 2012 to $8.6 million for the nine months ended September 30, 2013.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. Provisions previously recognized were recaptured during the first nine months of 2013 in the amount of $1.5 million. The provision for loan losses was $7.9 million for the nine month period ended September 30, 2012.

Noninterest income decreased $1.3 million to $2.3 million for the nine months ended September 30, 2013 as compared to $3.6 million for the nine months ended September 30, 2012. The majority of the decrease relates to lower gains realized on sales of available-for-sale securities. Gains realized on available-for-sale securities were $1.5 million for the nine month period in 2012 compared to $297 thousand for the nine month period in 2013.

Noninterest expense remained flat at $12.0 million for both periods.

Results of Operations for the Three Months ended September 30, 2013 and 2012

Net loss for the three months ended September 30, 2013 was $223 thousand compared to a net loss of $3.7 million for the three months ended September 30, 2012. The improvement was a result of reduced provision expense offset by lower realized gains on securities available-for-sale.

Interest income decreased $611 thousand for the quarter ended September 30, 2013 when compared the same period in 2012. Lower rates and lower loan volume contributed to the reduction. Interest expense also decreased for the quarter ended September 30, 2013 when compared to the same period in 2012 resulting in a decrease to net interest income of $467 thousand.

No provision expense was considered necessary for the quarter ended September 30, 2013. A provision expense of $4.5 million was recorded for the quarter ended September 30, 2012.

Noninterest income for the three months ended September 30, 2013 was $780 thousand compared to $1.7 million for the three months ended September 30, 2012. Gains realized on sales of available-for-sale securities were $978 thousand for the three months ended September 30, 2012 while there were no sales of available-for-sale securities during the three months ended September 30, 2013.

Noninterest expense was $4.0 million for the three months ended September 30, 2013 compared to $4.4 million for the three months ended September 30, 2012. Expenses related to other real estate owned decreased $617 thousand and other operating expenses increased $390 thousand for the quarter.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of September 30, 2013 and December 31, 2012, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $17.1 million, or 22.08%, to $94.4 million at September 30, 2013 from $77.3 million at December 31, 2012. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2013.

September 30, 2013 (In thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,378	$50,506	$56,884	$53,027
Mortgage backed securities	—	—	2,459	37,074	39,533	38,852
State and political subdivisions	—	1,260	640	621	2,521	2,517
Total	$—	$1,260	$9,477	$88,201	$98,938	$94,396

Weighted average yields
Government sponsored enterprises	—%	—%	2.43%	3.06%
Mortgage backed securities	—%	—%	0.96%	2.38%
State and political subdivisions	—%	3.52%	2.52%	4.05%
Total	—%	3.52%	2.05%	2.78%	2.72%

	Book	Market
December 31, 2012 (In thousands)	Value	Value
Investment securities
Government sponsored enterprises	$27,024	$27,108
Mortgage backed securities	44,557	44,462
States and political subdivisions	5,569	5,750
Total	$77,150	$77,320

Loan Portfolio

The Company experienced a decline in its loan portfolio during the first nine months of 2013, resulting in a decrease of $35.7 million in gross loans as management continued to decrease assets in an effort to preserve capital.

The following table sets forth the composition of the loan portfolio by category as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
(Dollars in thousands)
Real Estate:
Commercial construction and land development	$40,949	$58,274
Other Commercial real estate	94,907	103,061
Residential construction	2,516	2,422
Other residential	81,675	89,184
Commercial	38,277	41,200
Consumer	8,239	8,093
	$266,563	$302,234
89

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.55% of our loan portfolio at September 30, 2013. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.36% and 3.09% of the loan portfolio, respectively.

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of September 30, 2013.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $52.7 million or 17.44% of total loans as of December 31, 2012. We believe we have identified and aggressively worked through our credit issues. As a result, nonperforming loans at September 30, 2013 were $41.0 million or 15.39% of total loans.

Nonperforming assets also decreased during the period. At September 30, 2013, nonperforming assets were $70.2 million compared to $72.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 15.44% and 15.39% as of September 30, 2013 and December 31, 2012, respectively.

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	September 30,	December 31,
Nonperforming Assets	2013	2012
(Dollars in thousands)
Nonaccrual loans	$14,705	$22,567
Performing troubled debt restructurings	26,318	29,994
Loans past due 90 days or more and still accruing interest	—	157
Total nonperforming loans	41,023	52,718
Other real estate owned	29,149	19,464
Total nonperforming assets	$70,172	$72,182

Nonperforming assets to total assets	15.44%	15.39%
Nonforming loans to total loans	15.39%	17.44%

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

At September 30, 2013, impaired loans totaled $48.0 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. Impaired loans were $61.6 million at December 31, 2012.

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

At September 30, 2013, the principal balance of troubled debt restructurings totaled $36.1 million. Of these restructured loans, $26.3 million were performing as expected under the new terms and $9.7 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

At September 30, 2013, the allowance for loan losses was $9.4 million or 3.51% of total loans compared to $14.2 million or 4.68% of total loans as of December 31, 2012. Included in the allowance are reserves specifically set aside for impaired loans. Specific reserves were $2.9 million and $5.6 million as of September 30, 2013 and December 31, 2012, respectively. Management believes the allowance is adequate.

 Provision and Allowance for Loan Losses - continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Nine
	months	Year
	ended	ended
	September 30,	December 31,
(Dollars in thousands)	2013	2012

Total loans outstanding at end of period	$266,563	$302,234

Allowance for loan losses at beginning of period	$14,150	$21,178

Charge offs:
Real estate	(4,581)	(15,193)
Commercial	(1,596)	(3,242)
Consumer	(182)	(106)
Total charge-offs	(6,359)	(18,541)

Recoveries of loans previously charged off	3,073	983
Net charge-offs	(3,286)	(17,558)

Provision charged to operations	(1,497)	10,530
Allowance for loan losses at end of period	$9,367	$14,150

Ratios:
Allowance for loan losses to loans at end of period	3.51%	4.68%
Net charge-offs to allowance for loan losses	35.08%	124.08%
Net charge-offs to provisions for loan losses	n/a	166.74%

Deposits

Total deposits decreased $11.5 million from December 31, 2012 to September 30, 2013. Time deposits decreased $15.0 million over the period. Maturities of time deposits as of September 30, 2013 were as follows:

(Dollars in thousands)
Maturing in:
Less than 1 year	$129,921
1 to 3 years	85,876
3 to 5 years	35,604
Beyond 5 years	587
Total	$251,988

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB advances for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	Period end

September 30, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Total shareholders’ deficit increased from a deficit of $11.8 million at December 31, 2012 to a deficit of $16.0 million at September 30, 2013. The increase of $4.2 million is primarily attributable to increased unrealized losses of $4.7 million on our available-for-sale investment portfolio which are included in accumulated other comprehensive loss. This increase is a result of the current rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management does not believe the unrealized losses represent an other-than-temporary impairment.

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

Capital Resources - continued

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

Capital Resources – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
(Dollars in thousands)
The Company
Tier 1 capital	$(11,414)	$(11,932)
Tier 2 capital	—	—
Total qualifying capital	$(11,414)	$(11,932)

Risk-adjusted total assets
(including off-balance sheet exposures)	$329,297	$346,929

Tier 1 risk-based capital ratio	(3.47)%	(3.44)%
Total risk-based capital ratio	(3.47)%	(3.44)%
Tier 1 leverage ratio	(2.43)%	(2.34)%

The Bank
Tier 1 capital	$9,355	$7,720
Tier 2 capital	4,180	4,455
Total qualifying capital	$13,535	$12,175

Risk-adjustment total assets
(including off-balance sheet exposures)	$329,251	$346,667

Tier 1 risk-based capital ratio	2.84%	2.23%
Total risk-based capital ratio	4.11%	3.51%
Tier 1 leverage ratio	2.02%	1.56%

At September 30, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses for over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Approximately $12.8 million in capital would return the Bank to “adequately capitalized” and $27.8 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of September 30, 2013. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC.

Capital Resources – continued

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2013. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

The income tax provision is also an accounting policy that requires judgment as the Company seeks strategies to minimize the tax effect of implementing their business strategies. The Company’s tax returns are subject to examination by both federal and state authorities. Such examinations may result in assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy.

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

As of September 30, 2013, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $56.1 million at September 30, 2013. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we would be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In this crisis, we would not be able to utilize our federal funds borrowing lines and brokered CDs and would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

As of September 30, 2013, commitments to extend credit totaled $29.6 million and standby letters of credit totaled $449 thousand.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

HCSB Financial Corporation and Subsidiary

Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation and Subsidiary (the “Company”) as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCSB Financial Corporation and Subsidiary as of December 31, 2013, 2012, and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios and the Company’s wholly owned subsidiary, Horry County State Bank, is under a regulatory Consent Order with the Federal Deposit Insurance Corporation (FDIC) that requires, among other provisions, capital ratios to be maintained at certain levels. As of December 31, 2013 the Company’s subsidiary is considered significantly undercapitalized based on its regulatory capital levels. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are further discussed in Note 2. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Elliott Davis, LLC

Columbia, South Carolina

May 19, 2014

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share amounts)	2013	2012	2011
Assets:
Cash and cash equivalents:
Cash and due from banks	$28,081	$46,600	$33,672
Investment securities:
Securities available-for-sale	94,602	77,320	100,207
Nonmarketable equity securities	1,743	1,983	3,975
Total investment securities	96,345	79,303	104,182

Loans receivable	256,424	302,234	366,995
Less allowance for loan losses	(9,443)	(14,150)	(21,178)
Loans, net	246,981	288,084	345,817

Premises, furniture and equipment, net	20,802	21,694	22,514
Accrued interest receivable	2,197	2,370	2,776
Cash value of life insurance	11,002	10,655	10,285
Other real estate owned	24,972	19,464	15,665
Other assets	4,206	826	787
Total assets	$434,586	$468,996	$535,698

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,081	$33,103	$37,029
Interest-bearing transaction accounts	42,723	43,053	44,989
Money market savings accounts	78,829	84,776	124,987
Other savings accounts	8,872	7,900	7,615
Time deposits $100 and over	156,582	155,786	131,561
Other time deposits	85,957	111,243	144,672
Total deposits	406,044	435,861	490,853

Repurchase agreements	1,337	1,303	7,492
Advances from the Federal Home Loan Bank	22,000	22,000	22,000
Subordinated debentures	11,062	12,062	12,062
Junior subordinated debentures	6,186	6,186	6,186
Accrued interest payable	3,305	2,207	1,015
Other liabilities	1,094	1,139	1,306
Total liabilities	451,028	480,758	540,914

Commitments and contingencies (Notes 5, 13, & 14)

Shareholders’ Equity:
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,771	12,572	12,355
Common stock, $0.01 par value; 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37	37
Capital surplus	30,224	30,224	30,224
Common stock warrant	1,012	1,012	1,012
Retained deficit	(54,213)	(55,777)	(46,033)
Accumulated other comprehensive income (loss)	(6,273)	170	(2,811)
Total shareholders’ deficit	(16,442)	(11,762)	(5,216)
Total liabilities and shareholders’ deficit	$434,586	$468,996	$535,698

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands except share amounts)	2013	2012	2011
Interest income:
Loans, including fees	$14,693	$17,301	$20,943
Investment securities:
Taxable	2,212	2,818	4,123
Tax-exempt	45	115	472
Nonmarketable equity securities	44	47	53
Other interest income	77	90	63
Total	17,071	20,371	25,654
Interest expense:
Deposits	3,273	3,961	6,011
Borrowings	2,028	2,300	2,913
Total	5,301	6,261	8,924
Net interest income	11,770	14,110	16,730

Provision for loan losses	(1,497)	10,530	25,271
Net interest income (loss) after provision for loan losses	13,267	3,580	(8,541)

Noninterest income:
Service charges on deposit accounts	927	1,114	1,307
Credit life insurance commissions	12	18	17
Gain on sale of residential mortgage loans	254	375	567
Brokerage commissions	165	140	395
Other fees and commissions	472	402	390
Gains on sales of securities available-for-sale	298	1,643	2,952
Income from cash value of life insurance	448	465	476
Net gains (losses) on sales of assets	(10)	155	(1)
Forgiveness of debt	1,000	—	—
Other operating income	390	262	113
Total	3,956	4,574	6,216
Noninterest expenses:
Salaries and employee benefits	5,985	6,093	6,859
Net occupancy	1,200	1,220	1,250
Furniture and equipment	1,026	1,171	1,331
Marketing and advertising	19	22	150
Net cost of operations of other real estate owned	1,373	3,539	3,650
Prepayment penalties on FHLB advances	—	—	2,554
FDIC insurance premiums	1,564	1,759	2,391
Other operating expenses	4,293	3,877	3,509
Total	15,460	17,681	21,694
Net income (loss) before income taxes	1,763	(9,527)	(24,019)
Income tax expense	—	—	4,998
Net income (loss)	1,763	(9,527)	(29,017)
Accretion of preferred stock to redemption value	(199)	(217)	(203)
Preferred dividends	(653)	(652)	(652)

Net income (loss) available to common shareholders	$911	$(10,396)	$(29,872)

Net income (loss) per common share, basic	$0.24	$(2.78)	$(7.98)
Net income (loss) per common share, diluted	$0.24	$(2.78)	$(7.98)
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337	3,742,413

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011

Net income (loss)	$1,763	$(9,527)	$(29,017)
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(6,145)	3,815	320
Tax expense	—	—	(118)
Reclassification to realized gains	(298)	(1,643)	(2,952)
Tax expense	—	—	1,092
Valuation allowance on deferred tax asset on available-for-sale securities	—	809	(1,040)
Other comprehensive income (loss)	(6,443)	2,981	(2,698)
Comprehensive loss	$(4,680)	$(6,546)	$(31,715)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

									Accumulated
			Common			Nonvested			Other
	Common Stock		Stock	Preferred Stock		Restricted	Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Stock	Surplus	Deficit	Income (Loss)	Total

(Dollars in thousands)
Balance, December 31, 2010	3,780,845	$38	$1,012	12,895	$12,152	$(564)	$30,787	$(16,813)	$(113)	$26,499

Net loss	—	—	—	—	—	—	—	(29,017)	—	(29,017)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,698)	(2,698)
Accretion of preferred stock to redemption value	—	—	—	—	203	—	—	(203)	—	—
Termination of employee stock option plans	(42,508)	(1)	—	—	—	564	(563)	—	—	—
Balance, December 31, 2011	3,738,337	37	1,012	12,895	12,355	—	30,224	(46,033)	(2,811)	(5,216)

Net loss	—	—	—	—	—	—	—	(9,527)	—	(9,527)
Other comprehensive income	—	—	—	—	—	—	—	—	2,981	2,981
Accretion of preferred stock to redemption value	—	—	—	—	217	—	—	(217)	—	—
Balance, December 31, 2012	3,738,337	37	1,012	12,895	12,572	—	30,224	(55,777)	170	(11,762)

Net income	—	—	—	—	—	—	—	1,763	—	1,763
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,443)	(6,443)
Accretion of preferred stock to redemption value	—	—	—	—	199	—	—	(199)	—	—
Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,771	$—	$30,224	$(54,213)	$(6,273)	$(16,442)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,763	$(9,527)	$(29,017)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Provision for loan losses	(1,497)	10,530	25,271
Depreciation expense	824	923	1,015
Forgiveness of debt	(1,000)	—	—
Decrease on deferred income tax asset	—	—	4,862
Amortization, net of accretion on investments	151	(180)	(228)
Gains on sales of securities available-for-sale	(298)	(1,643)	(2,952)
(Gains) losses on sales of other real estate owned	(721)	658	551
Writedowns of other real estate owned	768	2,760	2,243
Gain (loss) on sale of other assets	10	(155)	1
Origination of loans held for sale	—	—	(26,183)
Sale or paydowns of loans held for sale	—	—	25,688
Decrease in accrued interest receivable	173	406	1,700
Increase (decrease) in accrued interest payable	1,098	1,192	(237)
(Increase) decrease in other assets	(3,390)	116	5,084
Income (net of mortality costs) on cash value of life insurance	(347)	(370)	(389)
Decrease in other liabilities	(45)	(167)	(329)
Net cash provided by (used by) operating activities	(2,511)	4,543	7,080

Cash flows from investing activities:
Purchases of securities available-for-sale	(62,559)	(78,053)	(52,260)
Maturities and paydowns of securities available-for-sale	13,095	59,016	36,385
Proceeds from sales of securities available-for-sale	25,886	46,728	181,407
Net decrease in loans to customers	24,941	32,805	48,527
Net purchases of premises, furniture and equipment	68	(103)	(140)
Proceeds from sales of other real estate owned	12,104	7,181	10,472
Redemptions of nonmarketable equity securities	240	1,992	2,101
Net cash provided by investing activities	13,775	69,566	226,492

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(5,327)	(45,788)	(69,757)
Net decrease in time deposits	(24,490)	(9,204)	(68,351)
Net decrease in FHLB advances	—	—	(82,200)
Net increase (decrease) in repurchase agreements	34	(6,189)	846
Net cash used by financing activities	(29,783)	(61,181)	(219,462)
Net increase (decrease) in cash and cash equivalents	(18,519)	12,928	14,110
Cash and cash equivalents, beginning of year	46,600	33,672	19,562
Cash and cash equivalents, end of year	$28,081	$46,600	$33,672

Supplemental information:
Cash paid for interest	$4,203	$5,069	$9,161
Cash paid for income taxes	$—	$—	$—

Supplemental noncash investing and financing activities:
Transfers of loans to other real estate owned	$17,659	$14,398	$12,040

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

At December 31, 2013, 2012 and 2011, the investment in FHLB stock was $1.6 million, $1.8 million and $3.8 million, respectively. The Company also had an investment in the holding company of a community bank originally purchased at $25 thousand. This investment was written down to $200 in 2011 and to zero in 2012. Also included in nonmarketable equities is investment in the Trust, which totaled $186 thousand at December 31, 2013, 2012 and 2011.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These concentrations of residential and commercial real estate loans and commercial and industrial non-real estate loans totaled $214.8 million and $33.7 million, respectively, at December 31, 2013, representing 83.76% and 13.15%, respectively, of gross loans receivable for the Company at December 31, 2013.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of Credit Risk (continued) - In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net cost of operations of other real estate.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At December 31, 2013, 2012 and 2011, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $19 thousand, $22 thousand and $150 thousand were included in the Company’s results of operations in marketing and advertising expense for 2013, 2012 and 2011, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related to the warrant issued to the U.S. Treasury under the Capital Purchase Program (the “CPP”).

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and Warrant to the Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

Reclassifications - Certain captions and amounts in the 2012 and 2011 financial statements were reclassified to conform to the 2013 presentation.

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

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

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 68.8% and 58.1% as of December 31, 2013 and 2012, respectively.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of December 31, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2013. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However,

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, the Bank’s nonperforming assets began to stabilize during 2012 and 2013. The Bank’s nonperforming assets equaled $60.6 million, or 13.95% of assets, as of December 31, 2013 compared to $72.2 million and $86.9 million, or 15.39% and 16.22% of assets, as of December 31, 2012 and 2011, respectively. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have decreased substantially from $18.6 million in 2011 to $17.6 million in 2012 to $3.2 million in 2013.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2013 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2013, the Bank is categorized as significantly undercapitalized.

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

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2013, 2012 and 2011, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)
December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

December 31, 2011
Government-sponsored enterprises	$42,010	$165	$(33)	$42,142
Mortgage-backed securities	50,706	177	(3,677)	47,206
Obligations of state and local governments	10,302	558	(1)	10,859
Total	$103,018	$900	$(3,711)	$100,207

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - INVESTMENT SECURITIES - continued

The following is a summary of maturities of securities available-for-sale as of December 31, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,260	$1,373
Due after five years but within ten years	9,513	9,145
Due after ten years	90,102	84,084
Total	$100,875	$94,602

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

December 31, 2013	Less than twelve months		Twelve months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

December 31, 2012	Less than twelve months		Twelve months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$6,003	$(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	$(419)	$5,299	$(106)	$21,818	$(525)

December 31, 2011	Less than twelve months		Twelve months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$11,967	$(33)	$—	$—	$11,967	$(33)
Mortgage-backed securities	17,653	(1,132)	20,750	(2,545)	38,403	(3,677)
Obligations of state and local governments	1,576	(1)	—	—	1,576	(1)
Total	$31,196	$(1,166)	$20,750	$(2,545)	$51,946	$(3,711)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2013, the Company had four government-sponsored enterprise securities, four mortgage-backed securities, and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At December 31, 2013, 2012 and 2011, investment securities with a book value of $40.1 million, $30.4 million, and $40.9 million, respectively, and a market value of $36.8 million, $30.6 million and $40.5 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $25.9 million, $46.7 million and $181.4 million for the years ended December 31, 2013, 2012, and 2011 respectively. Gross realized gains and losses on sales of available for sale securities for the years ended were as follows:

		Years ended
(Dollars in thousands)		December 31,
	2013	2012	2011
Gross realized gains	$298	$1,643	3,217
Gross realized losses	—	—	(265)
Net gain	$298	$1,643	$2,952

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO

Loans consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012	2011

Residential	$84,335	$91,606	$163,502
Commercial Real Estate	130,450	161,335	142,485
Commercial	33,711	41,200	52,273
Consumer	7,928	8,093	8,735
Total gross loans	$256,424	$302,234	$366,995

Certain parties (principally certain directors and officers of the Company, their immediate families, and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than normal risk of collectibility. Related party loans consisted of the following:

	For the Year ended December 31,
(Dollars in thousands)	2013	2012	2011

Beginning balance	$2,867	$4,325	$12,208
New loans and advances	1,195	1,645	1,752
Repayments	(974)	(3,103)	(4,423)
Relationship changes	—	—	(5,212)
Ending balance	$3,088	$2,867	$4,325

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

The following tables detail the activity within our allowance for loan losses as of and for the years ended December 31, 2013, 2012 and 2011, by portfolio segment:

December 31, 2013 (Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,982	$7,587	$124	$4,457	$14,150
Charge-offs	(1,691)	(3,927)	(217)	(1,641)	(7,476)
Recoveries	724	2,230	48	1,264	4,266
Provision	5	(578)	189	(1,113)	(1,497)
Ending balance	$1,020	$5,312	$144	$2,967	$9,443

Ending balances:
Individually evaluated for impairment	$218	$2,455	$18	$1,105	$3,796
Collectively evaluated for impairment	$802	$2,857	$126	$1,862	$5,647

Loans receivable:

Ending balance, total	$33,711	$130,450	$7,928	$84,335	$256,424

Ending balances:
Individually evaluated for impairment	$3,946	$29,540	$223	$11,970	$45,679
Collectively evaluated for impairment	$29,765	$100,910	$7,705	$72,365	$210,745

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2013, 2012 and 2011.

December 31, 2013
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$771	$146	$407	$1,324	$32,387	$33,711	$430
Commercial real estate:
Construction	215	33	2,243	2,491	36,408	38,899	4,208
Other	1,156	—	3,414	4,570	86,981	91,551	4,017
Real Estate:
Residential	2,188	830	1,381	4,399	79,936	84,335	1,936
Consumer:
Other	191	219	35	445	6,710	7,155	40
Revolving credit	18	3	—	21	752	773	—
Total	$4,539	$1,231	$7,480	$13,250	$243,174	$256,424	$10,631

December 31, 2012
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$767	$730	$956	$2,453	$38,747	$41,200	$1,197
Commercial real estate:
Construction	2,350	882	15,189	18,421	39,853	58,274	15,189
Other	3,626	1,903	4,170	9,699	93,362	103,061	4,129
Real Estate:
Residential	3,100	691	1,846	5,637	85,969	91,606	1,919
Consumer:
Other	120	132	118	370	6,896	7,266	129
Revolving credit	7	10	4	21	806	827	4
Total	$9,970	$4,348	$22,283	$36,601	$265,633	$302,234	$22,567

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

There were no loans outstanding 90 days or more and still accruing interest at December 31, 2013. One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012. Commercial loans in the amount of $76 thousand were past due and still accruing interest at December 31, 2011.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO – continued

The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31:

December 31, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$33,711	$130,450	$7,928	$84,335	$256,424

December 31, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$41,200	$161,335	$8,093	$91,606	$302,234

December 31, 2011
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$2,261	$45	$1,058	$—	$3,364
Grade 2 – Modest	1,755	6,371	77	11,294	19,497
Grade 3 – Average	5,919	3,230	333	4,806	14,288
Grade 4 – Satisfactory	28,869	75,075	6,258	102,105	212,307
Grade 5 – Watch	1,569	2,001	464	3,624	7,658
Grade 6 – Special Mention	2,480	7,360	243	12,216	22,299
Grade 7 – Substandard	9,194	46,425	302	29,269	85,190
Grade 8 – Doubtful	226	1,978	—	188	2,392
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$52,273	$142,485	$8,735	$163,502	$366,995

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN PORTFOLIO – continued

Loans graded one through four are considered “pass” credits. As of December 31, 2013, $164.5 million, or 64.1% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2013, loans with a credit grade of “watch” and “special mention” totaled $44.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2013, classified loans totaled $47.3 million, with $41.3 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard” or greater that have an outstanding balance of $50 thousand or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100 thousand or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2013, the recorded investment in impaired loans was $45.7 million, compared to $61.6 million and $80.4 million at December 31, 2012 and 2011, respectively.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $31.5 million, $44.9 million and $55.1 million, by category as of December 31, 2013, 2012 and 2011, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

December 31, 2013
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded-	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,464	$1,657	$—	$1,621	$50
Commercial real estate	14,120	17,052	—	14,275	606
Residential	3,729	4,366	—	3,901	206
Consumer	55	79	—	60	7

Total:	$19,368	$23,154	$—	$19,857	$869

With an allowance recorded:

Commercial	2,482	2,482	218	2,556	106
Commercial real estate	15,420	15,747	2,455	15,674	469
Residential	8,241	8,454	1,105	8,381	384
Consumer	168	168	18	163	8

Total:	$26,311	$26,851	$3,796	$26,774	$967

Total:
Commercial	3,946	4,139	218	4,177	156
Commercial real estate	29,540	32,799	2,455	29,949	1,075
Residential	11,970	12,820	1,105	12,282	590
Consumer	223	247	18	223	15
Total:	$45,679	$50,005	$3,796	$46,631	$1,836

December 31, 2012
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded-	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,347	$1,367	$—	$1,660	$45
Commercial real estate	18,926	24,381	—	26,255	708
Residential	3,504	4,288	—	3,523	118
Consumer	99	100	—	100	4

Total:	$23,876	$30,136	$—	$31,538	$875

With an allowance recorded:

Commercial	3,610	3,719	833	3,521	143
Commercial real estate	26,282	27,904	3,499	21,704	542
Residential	7,675	8,033	1,236	7,917	369
Consumer	140	140	15	141	3

Total:	$37,707	$39,796	$5,583	$33,283	$1,057

Total:
Commercial	4,957	5,086	833	5,181	188
Commercial real estate	45,208	52,285	3,499	47,959	1,250
Residential	11,179	12,321	1,236	11,440	487
Consumer	239	240	15	241	7
Total:	$61,583	$69,932	$5,583	$64,821	$1,932

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	December 31,
(Dollars in thousands)	2013	2012	2011

Nonperforming TDRs	$6,443	$14,891	$30,582
Performing TDRs:
Commercial	3,496	3,611	4,178
Commercial real estate	14,673	20,343	11,874
Residential	6,690	5,967	8,427
Consumer	151	73	44
Total performing TDRs	25,010	29,994	24,523
Total TDRs	$31,453	$44,885	$55,105

The following table summarizes how loans that were considered TDRs were modified during the years indicated:

For the Year Ended December 31, 2013
(Dollars in thousands)
	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	4	$1,309	$1,309	—	$—	$—
Residential	6	1,401	1,401	—	—	—
Commercial	12	636	636	—	—	—
Consumer	5	84	84	—	—	—
Total	27	$3,430	$3,430	—	$—	$—

For the Year Ended December 31, 2012
(Dollars in thousands)
	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	7	$9,326	$9,326	4	$2,730	$2,730
Residential	4	2,182	2,182	—	—	—
Commercial	15	756	756	1	91	91
Consumer	—	—	—	—	—	—
Total	26	$12,264	$12,264	5	$2,821	$2,821

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

For the Year Ended December 31, 2011
(Dollars in thousands)
	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	25	$11,874	$11,874	19	$25,985	$23,828
Residential	23	8,427	8,427	18	6,761	5,757
Commercial	23	4,178	4,178	4	1,107	997
Consumer	1	44	44	—	—	—
Total	72	$24,523	$24,523	41	$33,853	$30,582

(1) Loans past due 90 days or more are considered to be in default.

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

 HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - LOAN PORTFOLIO - continued

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2013	2012	2011
Commitments to extend credit	$29,836	$29,473	$28,799
Standby letters of credit	361	490	516

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012	2011
Land	$7,099	$7,099	$7,099
Buildings and land improvements	16,134	16,213	16,230
Furniture and equipment	7,608	7,599	7,522
Leasehold improvements	65	65	65
	30,906	30,976	30,916
Less accumulated depreciation	(10,104)	(9,282)	(8,402)
Premises, furniture and equipment, net	$20,802	$21,694	$22,514

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $824 thousand, $923 thousand, and $1.0 million, respectively. In January 2012, we closed our Meeting Street and Homewood’s branches to reduce our expenses.

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Balance, beginning of year	$19,464	$15,665	$16,891
Additions	17,659	14,398	12,040
Sales	(11,383)	(7,839)	(11,023)
Write-downs	(768)	(2,760)	(2,243)
Balance, end of period	$24,972	$19,464	$15,665

NOTE 8 - OTHER ASSETS

Other assets consisted of the following at December 31:

(Dollars in thousands)	2013	2012	2011
Prepaid expenses and insurance	$471	$603	$483
Unamortized software	29	42	18
Receivable from sale of other real estate owned	3,348	—	—
Miscellaneous asset	37	32	—
Other	321	149	286
Total	$4,206	$826	$787

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - DEPOSITS

At December 31, 2013, the scheduled maturities of time deposits were as follows (in thousands):

Maturing in:	Amount
Less than one year	$130,709
One to three years	72,120
Three to five years	38,556
Beyond five years	1,154
$242,539

Overdrawn transaction accounts in the amount of $41 thousand, $43 thousand and $51 thousand were classified as loans as of December 31, 2013, 2012 and 2011, respectively.

Brokered deposits were $18.6 million, $43.1 million and $67.8 million as of December 31, 2013, 2012 and 2011, respectively.

Related party deposits by directors including their affiliates and executive officers totaled approximately $589 thousand, $618 thousand and $3.5 million at December 31, 2013, 2012 and 2011, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of December 31, 2013 we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At December 31, 2013, the Company had pledged as collateral for FHLB advances approximately $2.4 million of one-to-four family first mortgage loans, $6.0 million of commercial real estate loans, $4.9 million in home equity lines of credit, $69 thousand in multifamily loans and $13.4 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.6 million. The Company has $8.5 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of December 31, 2013, scheduled principal reductions include $5.0 million in 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $77 thousand at December 31, 2013 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $3 thousand for each of the years ended December 31, 2013, 2012 and 2011. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $536 thousand as of December 31, 2013.

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

During 2013, $1.0 million of the subordinated notes were cancelled by the holder following negotiations between the holder and the Company. The forgiveness of this debt has been included in noninterest income in the consolidated statements of operations.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $2.6 million as of December 31, 2013.

NOTE 13 - LEASE COMMITMENTS

On January 1, 2013, the Company renewed a lease agreement for land on which to operate its Tabor City branch. The lease has a five-year term that expires December 31, 2017. The Company has an option for eight additional five-year renewal periods thereafter. The lease has a rental amount of $1,047 per month. The lease gives the Company the first right of refusal to purchase the property at an unimproved value if the owners decide to sell. The Company also pays applicable property taxes on the property.

Future minimum lease payments are expected to be approximately $12,654 per year for the next four years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2013, the Company is being investigated related to the sale of senior subordinated debentures in 2010 by the Company and has received subpoenas from the United States Attorney for the District of South Carolina, the South Carolina Attorney General and the Securities and Exchange Commission. The Company has fully responded to all of the subpoenas and provided testimony. The Bank is also involved in two other legal matters involving customer accounts. The Company and the Bank believe that all claims or legal proceedings are without merit and will not have a material adverse effect on the financial condition or operation of the Company. Management was not aware of any other pending or threatened litigation or unassisted claims that could result in losses, if any, that would be material to the financial statements.

The details of the above cases are included in “Legal Proceedings” under Part I, Item 3 of the Annual Report on Form 10-K.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - SHAREHOLDERS’ EQUITY

Preferred Stock – In March 2009, in connection with the CPP, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 91,714 shares of the Company’s common stock at an initial exercise price of $21.09 per share.

As required under the CPP, dividend payments on and repurchases of the Company’s common stock are subject to certain restrictions. For as long as the Series T Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Series T Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Series T Preferred Stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of December 31, 2013, the Company had $2.0 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these twelve payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - SHAREHOLDERS’ EQUITY- continued

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At December 31, 2013, the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Prior to March 6, 2012, so long as the Treasury owns the 12,985 shares of preferred stock issued pursuant to the Capital Purchase Program, the Company is not permitted to declare cash dividends on its common stock without the Treasury’s consent.

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

At December 31, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses for the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises concerns about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 – CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%	$25,512	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%	$12,756	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(10,169)	(2.23)%	$18,242	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,842	4.34%	$25,505	8.00%	$31,881	10.00%
Tier I Capital (to Risk-Weighted Assets)	$9,789	3.07%	$12,753	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$9,789	2.17%	$18,067	4.00%	$36,135	8.00%

December 31, 2012
The Company
Total Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%	$34,667	10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$7,720	1.56%	$19,816	4.00%	$39,632	8.00%

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

(1) Minimum capital amounts and ratios presented are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

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

NOTE 17 - RETIREMENT AND BENEFITS

Trustee Retirement Savings Plan - The Bank has a trustee retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to contribute up to 15% of their annual compensation. At its discretion, the Bank can make matching contributions up to 4% of the participants’ compensation. In an effort to reduce expenses, the Bank made no contributions to employee 401(k) plans in 2013, 2012 or 2011.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 - RETIREMENT AND BENEFITS - continued

Directors Deferred Compensation Plan - The Company has a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has also purchased life insurance contracts on each of the participating directors. All active directors have relinquished the right to their deferred directors’ fees. At December 31, 2013, 2012 and 2011, $49 thousand, $62 thousand and $518 thousand, respectively, of directors’ fees were deferred and included in other liabilities.

Salary Continuation Plan - The Company implemented a salary continuation plan for each of the executive officers of the Company and key officers of the Bank in April 2008. The Plan provides the participants with retirement benefits as well as benefits in the event of a change in control of the Company or disability of the participants. It also provides death benefits to the designated beneficiaries of the participants. Benefit amounts are based on 20% of the final projected salaries of the participants and the expense of the Plan is offset by the Bank-Owned Life Insurance (“BOLI”) in each participant. In 2011, all participants relinquished the right to their salary continuation plan and thereafter the Company terminated the plan.

NOTE 18 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Year ended December 31,
	2013	2012	2011

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$911	$(10,396)	$(29,872)

Weighted average common shares outstanding - basic	3,738,337	3,738,337	3,742,413

Basic income (loss) per common share	$0.24	$(2.78)	$(7.98)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$911	$(10,396)	$(29,872)

Weighted average common shares outstanding - basic	3,738,337	3,738,337	3,742,413

Incremental shares from assumed conversion of stock options and restricted stock awards	—	—	—

Average common shares outstanding - diluted	3,738,337	3,738,337	3,742,413

Diluted income (loss) per common share	$0.24	$(2.78)	$(7.98)

For the years ended December 31, 2013, 2012 and 2011, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the diluted income per share computation for 2013 because their exercise price exceeded the market value of the Company’s stock. For the years ended December 31, 2012 and 2011, the common stock equivalents were not included in the diluted loss per share computation because their effect would have been anti-dilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

There were no stock options outstanding as of December 31, 2013, 2012 or 2011.

Restricted stock awards included in the Stock Plan vest after the first three consecutive periods during which the Bank’s return on average assets (“ROAA”) averages 1.15%. There were no awards outstanding as of December 31, 2013, 2012 or 2011.

NOTE 20 - OTHER EXPENSES

Other expenses are summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Stationery, printing, and postage	$318	$337	$400
Dues and subscriptions	72	104	99
Telephone	204	208	227
Director and advisory fees	—	—	73
Director and officer insurance	486	120	16
ATM services	115	170	153
Repossession expenses	12	4	26
Regulatory enforcement order expenses	40	40	399
Appraisal fee expense	140	97	204
Accountant fees	84	180	180
Legal fees	1,875	991	889
Consulting fees	186	511	48
Courier services	58	74	61
Other	703	1,041	734
Total	$4,293	$3,877	$3,509

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Currently payable:
Federal	$—	$—	$74
State	—	—	—
Total current	—	—	74
Deferred income taxes	—	—	4,990
Income tax expense (benefit)	$—	$—	$5,064
Income tax expense (benefit) is allocated as follows:
To continuing operations	$—	$—	$4,998
To shareholders’ equity	—	—	66
Total	$—	$—	$5,064

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2013	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,211	$4,811	$7,201
Net unrealized losses on securities available-for-sale	2,321	—	1,040
Net capitalized loan costs	25	33	47
Net operating loss	16,751	14,412	9,127
Deferred compensation	17	21	176
Nonaccruing interest	241	908	745
Tax credits	276	307	307
Other real estate owned	638	1,238	774
Loss on equity securities	43	43	43
Other	5	3	8
Total deferred tax assets	23,528	21,776	19,468
Valuation Allowance	(22,361)	(20,451)	(18,100)
Total net deferred tax assets	1,167	1,325	1,368

Deferred tax liabilities:
Accumulated depreciation	(1,046)	(1,120)	(1,205)
Gain on sale of real estate	(73)	(73)	(73)
Prepaid expenses	(48)	(69)	(90)
Net unrealized gains on securities available-for-sale	—	(63)	—
Total deferred tax liabilities	(1,167)	(1,325)	(1,368)
Net deferred tax asset	$—	$—	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - INCOME TAXES - continued

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed an up to a two year carryback and a twenty year carryforward of these timing items. A valuation allowance is established if it is more likely than not that the tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to the net realizable value. As of December 31, 2013, 2012 and 2011, management had established a full valuation allowance of $22.4 million, $20.5 million and $18.1 million to reflect the portion of the deferred income tax asset that was not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences. When the Company generates future taxable income, it will be able to reevaluate the amount of the valuation allowance.

The Company has federal net operating loss carryforwards of $48.6 million, $41.8 million and $26.4 million for income tax purposes as of December 31, 2013, 2012 and 2011, respectively. These net operating losses will begin to expire in the year 2030.

The Company has South Carolina net operating loss carryforwards of $6.5 million, $6.2 million and $4.6 million for income tax purposes as of December 31, 2013, 2012 and 2011, respectively. These net operating losses will begin to expire in the year 2019.

The Company has analyzed the tax position taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Tax benefit at statutory rate	$599	$(3,239)	$(8,166)
State income tax, net of federal income tax benefit	—	(54)	(41)
Tax-exempt interest income	(16)	(40)	(225)
Valuation allowance	(473)	3,454	14,548
Other	(110)	(121)	(1,118)

Income tax expense (benefit)	$—	$—	$4,998

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2013, the Company had no available lines of credit, however the Company may utilize its unpledged securities, if liquidity needs should arise. At December 31, 2013, investment securities with a book value of $60.8 million and a market value of $57.8 million were not pledged.

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

Subordinated Debentures – The Company is unable to determine the fair value of these debentures.

Junior Subordinated Debentures – The Company is unable to determine the fair value of these debentures.

Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2013			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$28,081	$28,081	$28,081	$—	$—
Securities available-for-sale	94,602	94,602	—	94,602	—
Nonmarketable equity securities	1,743	1,743	—	—	1,743
Loans, net	246,981	248,633	—	—	248,633

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	163,505	163,505	163,505	—	—
Certificates of deposit	242,539	244,463	—	244,463	—
Repurchase agreements	1,337	1,337	—	1,337	—
Advances from the Federal Home Loan Bank	22,000	25,055	—	25,055	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,836	n/a
Standby letters of credit	361	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

December 31, 2012			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	168,832	—	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE – continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2011
(Dollars in thousands)
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash, due from banks, and interest bearing deposits	$33,672	$33,672
Investment securities available-for-sale	100,207	100,207
Nonmarketable equity securities	3,975	3,975
Loans	345,817	346,903
Accrued interest receivable	2,776	2,776

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$214,620	$214,620
Certificates of deposit	276,233	279,447
Repurchase agreements	7,492	7,492
Advances from the Federal Home Loan Bank	22,000	25,467
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	*
Accrued interest payable	1,015	*

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$28,799	N/A
Standby letters of credit	516	N/A

* The Company is unable to determine this value.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. Substantially all of the impaired loans were evaluated based upon the fair value of the collateral for the years presented. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

December 31, 2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

December 31, 2011
Assets:
Government sponsored enterprises	$42,142	$—	$42,142	$—
Mortgage-backed securities	47,206	—	47,206	—
Obligations of state and local governments	10,859	1,576	9,283	—
Total	$100,207	$1,576	$98,631	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

December 31, 2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

December 31, 2011
Assets:
Impaired loans, net of valuation allowance	$67,787	$—	$—	$67,787
Other real estate owned	15,665	—	—	15,665
Total	$83,452	$—	$—	$83,452

The Company has no liabilities measured at fair value on a nonrecurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. A majority of the total impaired loans were evaluated based on the fair value of the collateral for the years presented. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Foreclosed real estate is carried at fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurements in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,728	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-76.50%
		Flows	Independent quotes	(3.36%)

Commercial real estate	27,085	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-88.29%
		Flows	Independent quotes	(16.51%)

Residential	10,865	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-90.23%
		Flows	Independent quotes	(23.60%)

Consumer	205	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-38.68%
		Flows	Independent quotes	(14.67%)

Other real estate owned	24,972	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.12%)

Commercial real estate	41,709	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.91%
		Flows	Independent quotes	(19.22%)

Residential	9,943	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.26%
		Flows	Independent quotes	(20.80%)

Consumer	224	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-25.11%
		Flows	Independent quotes	(7.38%)

Other real estate owned	19,464	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation (Parent Company Only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2013	2012	2011
Assets
Cash	$59	$86	$91
Investment in banking subsidiary	3,516	7,890	12,809
Investment in trust	186	186	186
Other assets	136	149	385
Total assets	$3,897	$8,311	$13,471

Liabilities and shareholders’ equity
Accrued interest payable-subordinated debentures	$2,553	$1,472	$259
Accrued interest payable-junior subordinated debentures	536	351	173
Subordinated debentures	11,062	12,062	12,062
Junior subordinated debentures	6,186	6,186	6,186
Other liabilities	2	2	7
Total liabilities	20,339	20,073	18,687

Shareholders’ deficit	(16,442)	(11,762)	(5,216)
Total liabilities and shareholder’s deficit	$3,897	$8,311	$13,471

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Income
Forgiveness of debt	$1,000	$—	$21

Expenses
Interest expense on subordinated debentures	1,081	1,213	1,082
Interest expense on junior subordinated debentures	186	177	166
Other expenses	39	237	24
	1,306	1,627	1,272
Loss before income taxes, and equity in undistributed gains (losses) of banking subsidiary	(306)	(1,627)	(1,251)

Income tax expense	—	—	(147)

Equity in undistributed gains (losses) of banking subsidiary	2,069	(7,900)	(27,619)

Net income (loss)	$1,763	$(9,527)	$(29,017)

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,763	$(9,527)	$(29,017)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Forgiveness of debt	(1,000)	—	—
Equity in undistributed (gains) losses of banking subsidiary	(2,069)	7,900	27,619
Decrease in other assets	13	236	221
Increase in accrued interest payable	1,266	1,386	170
Net cash used by operating activities	(27)	(5)	(1,007)

Cash flows from financing activities:
Capital contribution to the Bank	—	—	(1,981)
Net cash used by financing activities	—	—	(1,981)

Net decrease in cash	(27)	(5)	(2,988)
Cash and cash equivalents, beginning of year	86	91	3,079
Cash and cash equivalents, end of year	$59	$86	$91

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands except share amounts)	2013	2012
	(unaudited)	(audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$56,479	$46,600

Securities available-for-sale	72,748	77,320
Nonmarketable equity securities	1,743	1,983
Total investment securities	74,491	79,303

Loans receivable	290,169	302,234
Less allowance for loan losses	(11,961)	(14,150)
Loans, net	278,208	288,084

Premises and equipment, net	21,479	21,694
Accrued interest receivable	2,172	2,370
Cash value of life insurance	10,744	10,655
Other real estate owned	23,799	19,464
Other assets	1,216	826
Total assets	$468,588	$468,996

Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$36,196	$33,103
Interest-bearing transaction accounts	40,495	43,053
Money market savings accounts	83,278	84,776
Other savings accounts	8,820	7,900
Time deposits $100 and over	169,498	155,786
Other time deposits	96,675	111,243
Total deposits	434,962	435,861

Repurchase agreements	814	1,303
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	2,607	2,207
Other liabilities	1,020	1,139
Total liabilities	479,651	480,758

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; authorized 5,000,000 shares; issued and outstanding 12,895	12,625	12,572
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(55,166)	(55,777)
Accumulated other comprehensive income	205	170
Total shareholders’ deficit	(11,063)	(11,762)
Total liabilities and shareholders’ deficit	$468,588	$468,996

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(Dollars in thousands except share amounts)	2013	2012
Interest income:
Loans, including fees	$3,734	$4,682
Investment securities:
Taxable	395	727
Tax-exempt	12	103
Nonmarketable equity securities	8	11
Other interest income	23	20
Total	4,172	5,543
Interest expense:
Deposits	859	1,060
Borrowings	538	561
Total	1,397	1,621
Net interest income	2,775	3,922
Provision for loan losses	(1,000)	1,318

Net interest income after provision for loan losses	3,775	2,604

Noninterest income:
Service charges on deposit accounts	232	281
Credit life insurance commissions	5	6
Gains on sales of securities available-for-sale	84	72
Gains on sales of mortgage loans	77	50
Other fees and commissions	67	102
Brokerage commissions	34	37
Income from cash value of life insurance	114	115
Net gains on sales of assets	—	170
Other operating income	80	38
Total	693	871

Noninterest expenses:
Salaries and employee benefits	1,571	1,660
Net occupancy expense	302	308
Furniture and equipment expense	262	301
Marketing expense	2	9
FDIC insurance premiums	380	391
Net cost of operations of other real estate owned	422	337
Other operating expenses	865	725
Total	3,804	3,731

Income (loss) before income taxes	664	(256)
Income tax benefit	—	—
Net income (loss)	$664	$(256)

Accretion of preferred stock to redemption value	(53)	(54)
Preferred dividends	(163)	(161)

Net income (loss) available to common shareholders	$448	$(471)

Net income (loss) per common share
Basic	$0.12	$(0.13)
Diluted	$0.12	$(0.13)
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012

Net income (loss)	$664	$(256)
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	119	788
Tax expense	—	—
Reclassification to realized gains	(84)	(72)
Tax expense	—	—
Valuation allowance on deferred tax asset on available-for-sale securities	—	420
Other comprehensive income	35	1,136
Comprehensive income	$699	$880

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2013 and 2012
(unaudited)
								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

(Dollars in thousands except share data)
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$30,224	$(46,033)	$(2,811)	$(5,216)
Net loss	—	—	—	—	—	—	(256)	—	(256)
Other comprehensive income	—	—	—	—	—	—	—	1,136	1,136
Accretion of preferred stock to redemption value		—	—	—	54	—	(54)	—	—
Balance, March 31, 2012	3,738,337	$37	$1,012	12,895	$12,409	$30,224	$(46,343)	$(1,675)	$(4,336)

Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$30,224	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	664	—	664
Other comprehensive income	—	—	—	—	—	—	—	35	35
Accretion of preferred stock to redemption value		—	—	—	53	—	(53)	—	—
Balance, March 31, 2013	3,738,337	$37	$1,012	12,895	$12,625	$30,224	$(55,166)	$205	$(11,063)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$664	$(256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	215	239
Provision for loan losses	(1,000)	1,318
Amortization less accretion on investments	156	(138)
Net gains on sales of securities available-for-sale	(84)	(72)
Losses on sales of other real estate owned	4	63
Gains on sales of other assets	—	(170)
Writedowns of other real estate owned	221	—
Increase in accrued interest payable	400	258
(Increase) decrease in accrued interest receivable	198	(60)
Decrease in other assets	(390)	(409)
Income (net of mortality cost) on cash value of life insurance	(89)	(92)
Decrease in other liabilities	(119)	(3)
Net cash provided by operating activities	176	678

Cash flows from investing activities:
Decrease in loans to customers	5,620	12,583
Purchases of securities available-for-sale	(19,949)	(27,812)
Maturities, paydowns and calls of securities available-for-sale	4,987	9,039
Proceeds from sale of other real estate owned	696	1,341
Proceeds from sales of securities available-for-sale	19,497	2,289
Proceeds from sale of other assets	—	220
Redemptions of nonmarketable equity securities	240	—
Purchases of premises and equipment, net	—	(6)
Net cash provided by (used by) investing activities	11,091	(2,346)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	(43)	547
Net decrease in time deposits	(856)	(1,609)
Net increase (decrease) in repurchase agreements	(489)	973
Net cash used by financing activities	(1,388)	(89)

Net increase (decrease) in cash and cash equivalents	9,879	(1,757)
Cash and cash equivalents, beginning of period	46,600	33,672
Cash and cash equivalents, end of period	$56,479	$31,915

Cash paid during the period for:
Income taxes	$—	$—
Interest	$997	$1,363

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$5,256	$1,737

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2013 and for the interim periods ended March 31, 2013 and 2012 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2012 Annual Report which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2014.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and results of Operations for additional information.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of March 31, 2013, the Company had $1.5 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these nine payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged off with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management’s judgments about the adequacy of the allowance are based on numerous assumptions about current events, which management believes to be reasonable, but which may or may not prove to be accurate. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net cost of operations of other real estate owned.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At March 31, 2013 and December 31, 2012, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related to the CPP Warrant.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP warrant to the Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the March 31, 2013 presentation.

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

Notes to UNAUDITED Consolidated Financial Statements

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

Notes to UNAUDITED Consolidated Financial Statements

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

We believe we have complied with this provision of the Consent Order.
Submit, by April 11, 2011, a written plan to the supervisory authorities to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”. In accordance with the approved plan, reduce assets classified in the June 30, 2010 Report of Examination by 65% by August 11, 2012 and by 75% by February 9, 2013.	We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 59.19% as of March 31, 2013 and 58.1% as of December 31, 2012.
Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

Notes to UNAUDITED Consolidated Financial Statements

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

Notes to UNAUDITED Consolidated Financial Statements

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

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

As of March 31, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Future Operations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2013. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, the Bank’s nonperforming assets began to stabilize during 2012, as the Bank’s nonperforming assets equaled $72.2 million, or 15.39% of assets, as of December 31, 2012 as compared to $86.9 million, or 16.22% of assets, as of December 31, 2011. Nonperforming loans decreased during the first three months of 2013, however other real estate owned increased, creating a slight increase to nonperforming assets to $73.0 million, or 15.58% of total assets. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have decreased from $18.6 million for the year ended December 31, 2011 to $17.6 million for the year ended December 31, 2012. Annualized net charge-offs for the three months ended March 31, 2013 were $4.8 million.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of March 31, 2013, the Bank is categorized as critically undercapitalized.

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

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND FUTURE OPERATIONS - continued

As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, in the event the Bank is unable to maintain regulatory capital at certain levels.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2013
Government-sponsored enterprises	$29,977	$45	$(138)	$29,884
Mortgage-backed securities	40,037	544	(370)	40,211
Obligations of state and local governments	2,529	132	(8)	2,653
Total	$72,543	$721	$(516)	$72,748

December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

The following is a summary of maturities of securities available-for-sale as of March 31, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,260	$1,390
Due after ten years	71,283	71,358
Total	$72,543	$72,748

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2013

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$17,338	$(138)	$—	$—	$17,338	$(138)
Mortgage-backed securities	6,683	(283)	2,386	(87)	9,069	(370)
Obligations of state and local governments	637	(8)	—	—	637	(8)
Total	$24,658	$(429)	$2,386	$(87)	$27,044	$(516)

	December 31, 2012

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6,003	$(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	$(419)	$5,299	$(106)	$21,818	$(525)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At March 31, 2013, the Company had two mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At March 31, 2013, investment securities with a book value of $29.5 million and a market value of $29.7 million were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $19.5 million and $2.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended March 31,
	2013	2012
Gross realized gains	$84	$72
Gross realized losses	—	—
Net gain	$84	$72

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO

Loans consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Residential	$88,171	$91,606
Commercial Real Estate	154,056	161,335
Commercial	39,737	41,200
Consumer	8,205	8,093
Total gross loans	$290,169	$302,234

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

 HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended March 31, 2013 and 2012 and as of and for the year ended December 31, 2012, by portfolio segment:

March 31, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,982	$7,587	$124	$4,457	$14,150
Charge-offs	(795)	(1,170)	(62)	(237)	(2,264)
Recoveries	101	639	5	330	1,075
Provision	359	(1,200)	33	(192)	(1,000)
Ending balance	$1,647	$5,856	$100	$4,358	$11,961

Ending balances:
Individually evaluated for impairment	$578	$2,538	$16	$1,170	$4,302
Collectively evaluated for impairment	$1,069	$3,318	$84	$3,188	$7,659

Loans receivable:

Ending balance, total	$39,737	$154,056	$8,205	$88,171	$290,169

Ending balances:
Individually evaluated for impairment	$5,184	$39,588	$273	$11,183	$56,228
Collectively evaluated for impairment	$34,553	$114,468	$7,932	$76,988	$233,941

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

March 31, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(284)	(408)	(20)	(1,284)	(1,996)
Recoveries	88	92	4	6	190
Provision	278	(104)	10	1,134	1,318
Ending balance	$3,321	$9,820	$97	$7,452	$20,690

Ending balances:
Individually evaluated for impairment	$1,981	$7,011	$11	$3,640	$12,643
Collectively evaluated for impairment	$1,340	$2,809	$86	$3,812	$8,047

Loans receivable:

Ending balance, total	$50,938	$132,309	$8,048	$159,552	$350,847

Ending balances:
Individually evaluated for impairment	$7,238	$47,490	$149	$26,264	$81,141
Collectively evaluated for impairment	$43,700	$84,819	$7,899	$133,288	$269,706

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2013 and December 31, 2012.

March 31, 2013
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$136	$664	$594	$1,394	$38,343	$39,737	$964
Commercial real estate:
Construction	138	110	14,053	14,301	38,205	52,506	14,956
Other	296	1,157	4,637	6,090	95,460	101,550	4,637

Real Estate:
Residential	1,054	678	1,403	3,135	85,036	88,171	1,681

Consumer:
Other	158	13	3	174	7,249	7,423	13
Revolving credit	5	2	5	12	770	782	5
Total	$1,787	$2,624	$20,695	$25,106	$265,063	$290,169	$22,256

December 31, 2012
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$767	$730	$956	$2,453	$38,747	$41,200	$1,197
Commercial real estate:
Construction	2,350	882	15,189	18,421	39,853	58,274	15,189
Other	3,626	1,903	4,170	9,699	93,362	103,061	4,129

Real Estate:
Residential	3,100	691	1,846	5,637	85,969	91,606	1,919

Consumer:
Other	120	132	118	370	6,896	7,266	129
Revolving credit	7	10	4	21	806	827	4
Total	$9,970	$4,348	$22,283	$36,601	$265,633	$302,234	$22,567

There were no loans outstanding 90 days or more and still accruing interest at March 31, 2013. One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2013 and December 31, 2012.

March 31, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,629	$—	$740	$—	$2,369
Grade 2 – Modest	591	1,801	64	2,234	4,690
Grade 3 – Average	3,708	5,341	941	4,152	14,142
Grade 4 – Satisfactory	18,249	63,617	5,526	51,903	139,295
Grade 5 – Watch	6,772	31,017	325	11,225	49,339
Grade 6 – Special Mention	2,565	11,655	241	6,296	20,757
Grade 7 – Substandard	5,926	40,179	368	12,361	58,834
Grade 8 – Doubtful	297	446	—	—	743
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$39,737	$154,056	$8,205	$88,171	$290,169

December 31, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$41,200	$161,335	$8,093	$91,606	$302,234

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of March 31, 2013, $160.5 million, or 55.31% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2013, loans with a credit grade of “watch” and “special mention” totaled $70.1 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At March 31, 2013, classified loans totaled $59.6 million, with $53.0 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard” or greater that have an outstanding balance of $50 thousand or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100 thousand or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2013, the recorded investment in impaired loans was $56.2 million, compared to $61.6 million at December 31, 2012.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $43.6 million and $44.9 million, by category as of March 31, 2013 and December 31, 2012, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

March 31, 2013
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,718	$1,773	$—	$1,779	$15
Commercial real estate	15,747	19,925	—	15,912	132
Residential	2,795	2,969	—	2,798	24
Consumer	98	98	—	99	4

Total:	$20,358	$24,765	$—	$20,588	$175

With an allowance recorded:

Commercial	3,466	3,738	578	3,572	24
Commercial real estate	23,841	25,712	2,538	23,936	66
Residential	8,388	8,862	1,170	8,405	96
Consumer	175	175	16	175	2

Total:	$35,870	$38,487	$4,302	$36,088	$188

Total:
Commercial	5,184	5,511	578	5,351	39
Commercial real estate	39,588	45,637	2,538	39,848	198
Residential	11,183	11,831	1,170	11,203	120
Consumer	273	273	16	274	6
Total:	$56,228	$63,252	$4,302	$56,676	$363

December 31, 2012
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,347	$1,367	$—	$1,660	$45
Commercial real estate	18,926	24,381	—	26,255	708
Residential	3,504	4,288	—	3,523	118
Consumer	99	100	—	100	4

Total:	$23,876	$30,136	$—	$31,538	$875

With an allowance recorded:

Commercial	3,610	3,719	833	3,521	143
Commercial real estate	26,282	27,904	3,499	21,704	542
Residential	7,675	8,033	1,236	7,917	369
Consumer	140	140	15	141	3

Total:	$37,707	$39,796	$5,583	$33,283	$1,057

Total:

Commercial	4,957	5,086	833	5,181	188
Commercial real estate	45,208	52,285	3,499	47,959	1,250
Residential	11,179	12,321	1,236	11,440	487
Consumer	239	240	15	241	7
Total:	$61,583	$69,932	$5,583	$64,821	$1,932

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming TDRs	$16,664	$14,891
Performing TDRs:
Commercial	3,998	3,611
Commercial real estate	16,752	20,343
Residential	6,027	5,967
Consumer	151	73
Total performing TDRs	26,928	29,994
Total TDRs	$43,592	$44,885

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Three Months ended March 31, 2013

(Dollars in thousands)

	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	2	$504	$504	—	$—	$—
Residential	2	113	113	—	—	—
Commercial	8	622	622	—	—	—
Consumer	1	47	47	—	—	—
Total	13	$1,286	$1,286	—	$—	$—

During the quarter ended March 31, 2013, 13 loans were modified that were considered to be TDRs. Term concessions were granted for nine of these loans and other concessions were granted for four loans.

For the Three Months ended March 31, 2012

(Dollars in thousands)

	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	1	$38	$38	1	$740	$740
Residential	2	561	561	1	208	208
Commercial	2	191	191	1	607	607
Total	5	$790	$790	3	$1,555	$1,555

During the quarter ended March 31, 2012, five loans were modified that were considered to be TDRs. Term concessions were granted for all of these loans.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Commitments to extend credit	$31,366	$29,473
Standby letters of credit	500	490

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$19,464	$15,665
Additions	5,256	14,398
Sales	(700)	(7,839)
Write-downs	(221)	(2,760)

Balance, end of period	$23,799	$19,464

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at March 31, 2013:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On
	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of March 31, 2013 we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At March 31, 2013, the Company had pledged as collateral for FHLB advances approximately $4.4 million of one-to-four family first mortgage loans, $6.6 million of commercial real estate loans, $5.6 million in home equity lines of credit, $89 thousand in multifamily loans, $4.5 million of agency and private issue mortgage-backed securities and $4.0 million in cash. The Company has an investment in Federal Home Loan Bank stock of $1.6 million. The Company has $8.8 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of March 31, 2013, scheduled principal reductions include $5.0 million in 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $79 thousand at March 31, 2013 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $1 thousand for each of the periods ended March 31, 2013 and 2012. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and as a result, the Company has deferred interest payments in the amount of approximately $394 thousand.

NOTE 8 - SUBORDINATED DEBENTURES

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2012 and, as a result, the Company has deferred interest payments in the amount of approximately $1.8 million.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock – In March 2009, in connection with the TARP’s CPP, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury the CPP Warrant to purchase up to 91,714 shares of the Company’s common stock at an initial exercise price of $21.09 per share.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of March 31, 2013, the Company had $1.5 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these nine payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings in June and July 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2013 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At March 31, 2013 the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Prior to March 6, 2012, so long as the Treasury owns the 12,985 shares of preferred stock issued pursuant to the Capital Purchase Program, the Company is not permitted to declare cash dividends on its common stock without the Treasury’s consent.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

At March 31, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Further discussion regarding our future operations and management’s plans are discussed in Note 2.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(11,267)	(3.28)%	$27,520	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,267)	(3.28)%	$13,760	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,267)	(2.35)%	$19,183	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,147	3.82%	$27,519	8.00%	$34,399	10.00%
Tier I Capital (to Risk-Weighted Assets)	$8,753	2.54%	$13,759	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$8,753	1.87%	$18,764	4.00%	$37,529	8.00%

December 31, 2012
The Company
Total Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%	$34,667	10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$7,720	1.56%	$19,816	4.00%	$39,632	8.00%

(1) Minimum capital amounts and ratios presented as of March 31, 2013 and December 31, 2012, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of March 31, 2013 and December 31, 2012, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Three Months ended March 31,
per share amounts)	2013	2012

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$448	$(471)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic income (loss) per common share	$0.12	$(0.13)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$448	$(471)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted income (loss) per common share	$0.12	$(0.13)

For the three month periods ended March 31, 2013 and 2012, there were 91,714 common stock equivalents outstanding. At March 31, 2013, the exercise price of the common stock equivalents exceeded the market value of the stock. At March 31, 2012, the effect of the common stock equivalents would have been anti-dilutive.

NOTE 11 - FAIR VALUE

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

Subordinated Debentures – The Company is unable to determine the fair value of these debentures.

Junior Subordinated Debentures – The Company is unable to determine the fair value of these debentures.

Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

March 31, 2013			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$56,479	$56,479	$56,749	$—	$—
Securities available-for-sale	72,748	72,748	—	72,748	—
Nonmarketable equity securities	1,743	1,743	—	—	1,743
Loans, net	278,208	280,273	—	—	280,273

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,789	168,789	168,789	—	—
Certificates of deposit	266,173	269,042	—	269,042	—
Repurchase agreements	814	814	—	814	—
Advances from the Federal Home Loan Bank	22,000	25,615	—	25,615	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$31,366	n/a
Standby letters of credit	500	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2012			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	168,832	—	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the years ended March 31, 2013 and December 31, 2012, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Assets:
Government sponsored enterprises	$29,884	$—	$29,884	$—
Mortgage-backed securities	40,211	—	40,211	—
Obligations of state and local governments	2,653	—	2,653	—
Total	$72,748	$—	$72,748	$—

December 31, 2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2013 and December 31, 2012.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Assets:
Impaired loans, net of valuation allowance	$51,926	$—	$—	$51,926
Other real estate owned	23,799	—	—	23,799
Total	$75,725	$—	$—	$75,725

December 31, 2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

(Dollars in thousands)	March 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,606	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.49%)

Commercial real estate	37,050	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.60%
		Flows	Independent quotes	(19.08%)

Residential	10,013	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-78.13%
		Flows	Independent quotes	(13.64%)

Consumer	257	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-17.46%
		Flows	Independent quotes	(6.55%)

Other real estate owned	23,799	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

(Dollars in thousands)	December 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.12%)

Commercial real estate	41,709	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.91%
		Flows	Independent quotes	(19.22%)

Residential	9,943	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.26%
		Flows	Independent quotes	(20.80%)

Consumer	224	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-25.11%
		Flows	Independent quotes	(7.30%)

Other real estate owned	19,464	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

NOTE 12 – SUBSEQUENT EVENTS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands except share amounts)	2013	2012
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$49,722	$46,600

Securities available-for-sale	80,461	77,320
Nonmarketable equity securities	1,743	1,983
Total investment securities	82,204	79,303

Loans receivable	286,650	302,234
Less allowance for loan losses	(11,201)	(14,150)
Loans, net	275,449	288,084

Premises, furniture and equipment, net	21,277	21,694
Accrued interest receivable	2,324	2,370
Cash value of life insurance	10,829	10,655
Other real estate owned	23,485	19,464
Other assets	983	826
Total assets	$466,273	$468,996
Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$39,128	$33,103
Interest-bearing transaction accounts	43,699	43,053
Money market savings accounts	87,300	84,776
Other savings accounts	8,757	7,900
Time deposits $100 and over	158,743	155,786
Other time deposits	96,176	111,243
Total deposits	433,803	435,861

Repurchase agreements	2,470	1,303
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	2,783	2,207
Other liabilities	1,468	1,139
Total liabilities	480,772	480,758

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 issued and outstanding	12,679	12,572
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(55,143)	(55,777)
Accumulated other comprehensive income (loss)	(3,308)	170
Total shareholders’ deficit	(14,499)	(11,762)
Total liabilities and shareholders’ deficit	$466,273	$468,996

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
(Dollars in thousands except share amounts)	2013	2012	2013	2012
Interest income:
Loans, including fees	$7,492	$8,993	$3,758	$4,311
Investment securities:
Taxable	813	1,473	418	746
Tax-exempt	23	190	11	87
Nonmarketable equity securities	16	27	8	16
Other interest income	51	41	28	21
Total	8,395	10,724	4,223	5,181

Interest expense:
Deposits	1,677	2,054	818	994
Borrowings	1,085	1,121	547	560
Total	2,762	3,175	1,365	1,554

Net interest income	5,633	7,549	2,858	3,627
Provision for loan losses	(1,497)	3,370	(497)	2,052
Net interest income after provision for loan losses	7,130	4,179	3,355	1,575

Noninterest income:
Service charges on deposit accounts	449	558	217	277
Credit life insurance commissions	8	11	3	5
Gains on sales of securities available-for-sale	297	473	213	401
Gains on sales of mortgage loans	129	90	52	40
Other fees and commissions	139	227	72	125
Brokerage commissions	117	46	83	9
Income from cash value of life insurance	224	233	110	118
Net gains on sales of assets	—	170	—	—
Other operating income	188	103	108	65
Total	1,551	1,911	858	1,040

Noninterest expenses:
Salaries and employee benefits	3,079	3,257	1,508	1,597
Net occupancy expense	599	606	297	298
Furniture and equipment expense	509	614	247	313
Marketing expense	3	15	1	6
FDIC insurance premiums	783	873	403	482
Net cost of operations of other real estate owned	1,136	688	714	351
Other operating expenses	1,831	1,578	966	853
Total	7,940	7,631	4,136	3,900

Income (loss) before income taxes	741	(1,541)	77	(1,285)
Income tax benefit	—	—	—	—
Net income (loss)	$741	$(1,541)	$77	$(1,285)

Accretion of preferred stock to redemption value	(107)	(108)	(54)	(54)
Preferred dividends	(326)	(325)	(163)	(164)

Net income (loss) available to common shareholders	$308	$(1,974)	$(140)	$(1,503)

Net income (loss) per common share
Basic	$0.08	$(0.53)	$(0.04)	$(0.40)
Diluted	$0.08	$(0.53)	$(0.04)	$(0.40)

Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337	3,738,337	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2013	2012

Net income (loss)	$741	$(1,541)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(3,181)	1,851
Tax expense	—	—
Reclassification to realized gains	(297)	(473)
Tax expense	—	—
Valuation allowance on deferred tax asset on available-for-sale securities	—	809
Other comprehensive income (loss)	(3,478)	2,187
Comprehensive income (loss)	$(2,737)	$646

	Three months ended June 30,
(Dollars in thousands)	2013	2012

Net loss	$77	$(1,285)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(3,300)	1,063
Tax expense	—	—
Reclassification to realized gains	(213)	(401)
Tax expense	—	—
Valuation allowance on deferred tax asset on available-for-sale securities	—	389
Other comprehensive income (loss)	(3,513)	1,051
Comprehensive loss	$(3,436)	$(234)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2013 and 2012

(unaudited)

								Accumulated
								Other
			Common					Compre-
	Common Stock		Stock	Preferred Stock		Capital	Retained	hensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income(Loss)	Total
(Dollars in thousands except share data)
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$30,224	$(46,033)	$(2,811)	$(5,216)
Net loss	—	—	—	—	—	—	(1,541)	—	(1,541)
Other comprehensive income	—	—	—	—	—	—	—	2,187	2,187
Accretion of preferred stock to redemption value	—	—	—	—	108	—	(108)	—	—
Balance, June 30, 2012	3,738,337	$37	$1,012	12,895	$12,463	$30,224	$(47,682)	$(624)	$(4,570)

Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$30,224	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	741	—	741
Other comprehensive loss	—	—	—	—	—	—	—	(3,478)	(3,478)
Accretion of preferred stock to redemption value	—	—	—	—	107	—	(107)	—	—
Balance, June 30, 2013	3,738,337	$37	$1,012	12,895	$12,679	$30,224	$(55,143)	$(3,308)	$(14,499)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$741	$(1,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	425	466
Provision for loan losses	(1,497)	3,370
Amortization less accretion on investments	228	(218)
Net gains on sales of securities available-for-sale	(297)	(473)
(Gains) losses on sale of other real estate owned	(42)	141
Gains on sales of other assets	—	(170)
Impairment losses on assets held for resale	—	19
Writedowns of other real estate owned	556	—
Increase in accrued interest payable	576	528
Decrease in accrued interest receivable	46	186
Increase in other assets	(157)	(281)
Income (net of mortality cost) on cash value of life insurance	(174)	(185)
Increase in other liabilities	329	227
Net cash provided by operating activities	734	2,069

Cash flows from investing activities:
Decrease in loans to customers	7,038	13,951
Purchases of securities available-for-sale	(40,187)	(57,905)
Maturities, calls and paydowns of securities available-for sale	7,752	30,576
Proceeds from sales of other real estate owned	2,559	2,506
Proceeds from sales of securities available-for-sale	25,885	13,679
Proceeds from sales of other assets	—	220
Proceeds from sales of fixed assets	—	1
Redemptions of nonmarketable equity securities	240	1,549
Purchases of premises and equipment	(8)	(67)
Net cash provided by investing activities	3,279	4,510

Cash flows from financing activities:
Net increase in demand deposits and savings	10,052	7,288
Net decrease in time deposits	(12,110)	(16,669)
Net increase in repurchase agreements	1,167	3,311
Net cash used by financing activities	(891)	(6,070)

Net increase in cash and cash equivalents	3,122	509
Cash and cash equivalents, beginning of period	46,600	33,672
Cash and cash equivalents, end of period	$49,722	$34,181

Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,186	$2,647

Other noncash transactions
Transfers of loans to other real estate owned	$7,094	$10,129

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2013 and for the interim periods ended June 30, 2013 and 2012 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2012 Annual Report which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2014.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and results of Operations for additional information.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of June 30, 2013, the Company had $1.6 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these ten payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net costs of operations of other real estate owned.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At June 30, 2013 and December 31, 2012, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related to the CPP Warrant.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

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

Notes to UNAUDITED Consolidated Financial Statements

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP warrant to the Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the June 30, 2013 presentation.

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

We believe we have complied with this provision of the Consent Order.
Submit, by April 11, 2011, a written plan to the supervisory authorities to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $750,000 which are criticized as “Substandard” or “Doubtful”. In accordance with the approved plan, reduce assets classified in the June 30, 2010 Report of Examination by 65% by August 11, 2012 and by 75% by February 9, 2013.	We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 61.08% as of June 30, 2013 and 58.1% as of December 31, 2012.
Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of June 30, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

The Written Agreement contains provisions similar to those in the Bank’s Consent Order. Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before undertaking any of the following activities:

●	declaring or paying any dividends,
●	directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank,
●	making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities,
●	directly or indirectly, incurring, increasing or guarantying any debt, and
●	directly or indirectly, purchasing or redeeming any shares of its stock.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2013. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, the Bank’s nonperforming assets began to stabilize during 2012 and 2013, as the Bank’s nonperforming assets equaled $71.5 million, or 15.33% of assets, as of June 30, 2013, $72.2 million, or 15.39% of assets, as of December 31, 2012, and $86.9 million, or 16.22% of assets, as of December 31, 2011. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have also decreased from $18.6 million for the year ended December 31, 2011 to $17.6 million for the year ended December 31, 2012. Annualized net charge-offs for the six months ended June 30, 2013 were $2.9 million.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2013 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of June 30, 2013, the Bank is categorized as critically undercapitalized.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2013
Government-sponsored enterprises	$43,241	$13	$(2,576)	$40,678
Mortgage-backed securities	38,003	184	(965)	37,222
Obligations of state and local governments	2,525	109	(73)	2,561
Total	$83,769	$306	$(3,614)	$80,461

December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

The following is a summary of maturities of securities available-for-sale as of June 30, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due after one year but within five years	$1,260	$1,369
Due after five years but within ten years	3,867	3,864
Due after ten years	78,642	75,228
Total	$83,769	$80,461

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	June 30, 2013

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$37,889	$(2,576)	$—	$—	$37,889	$(2,576)
Mortgage-backed securities	27,534	(877)	2,182	(88)	29,716	(965)
Obligations of state and local governments	1,192	(73)	—	—	1,192	(73)
Total	$66,615	$(3,526)	$2,182	$(88)	$68,797	$(3,614)

	December 31, 2012

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$6,003	$(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	$(419)	$5,299	$(106)	$21,818	$(525)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At June 30, 2013, the Company had one mortgage-backed security that had been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At June 30, 2013, investment securities with a book value of $34.1 million, and a market value of $32.4 million were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $25.9 million and $13.7 million for the six months ended June 30, 2013 and 2012, respectively and $6.4 million and $11.4 million for the three months ended June 30, 2013 and 2012, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross realized gains	$213	$401	$297	$473
Gross realized losses	—	—	—	—
Net gain	$213	$401	$297	$473

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Residential	$86,592	$91,606
Commercial Real Estate	149,454	161,335
Commercial	42,554	41,200
Consumer	8,050	8,093
Total gross loans	$286,650	$302,234

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended June 30, 2013 and 2012 and as of and for the year ended December 31, 2012, by portfolio segment:

June 30, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,982	$7,587	$124	$4,457	$14,150
Charge-offs	(1,272)	(1,584)	(118)	(373)	(3,347)
Recoveries	182	1,186	26	501	1,895
Provision	433	(1,618)	90	(402)	(1,497)
Ending balance	$1,325	$5,571	$122	$4,183	$11,201

Ending balances:
Individually evaluated for impairment	$170	$2,772	$17	$1,328	$4,287
Collectively evaluated for impairment	$1,155	$2,799	$105	$2,855	$6,914

Loans receivable:

Ending balance, total	$42,554	$149,454	$8,050	$86,592	$286,650

Ending balances:
Individually evaluated for impairment	$4,426	$39,282	$216	$12,419	$56,343
Collectively evaluated for impairment	$38,128	$110,172	$7,834	$74,173	$230,307

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

June 30, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(469)	(3,393)	(44)	(2,710)	(6,616)
Recoveries	93	326	7	88	514
Provision	912	1,126	37	1,295	3,370
Ending balance	$3,775	$8,299	$103	$6,269	$18,446

Ending balances:
Individually evaluated for impairment	$2,410	$4,872	$11	$2,496	$9,789
Collectively evaluated for impairment	$1,365	$3,427	$92	$3,773	$8,657

Loans receivable:

Ending balance, total	$52,995	$122,575	$8,324	$152,893	$336,787

Ending balances:
Individually evaluated for impairment	$6,949	$41,032	$147	$22,425	$70,553
Collectively evaluated for impairment	$46,046	$81,543	$8,177	$130,468	$266,234

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2013 and December 31, 2012.

June 30, 2013
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$86	$—	$704	$790	$41,764	$42,554	$1,046
Commercial real estate:
Construction	33	285	12,491	12,809	36,813	49,622	13,279
Other	334	—	5,540	5,874	93,958	99,832	6,123

Real Estate:
Residential	1,418	488	1,689	3,595	82,997	86,592	1,781

Consumer:
Other	353	13	—	366	6,915	7,281	—
Revolving credit	6	—	—	6	763	769	—

Total	$2,230	$786	$20,424	$23,440	$263,210	$286,650	$22,229

December 31, 2012
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$767	$730	$956	$2,453	$38,747	$41,200	$1,197
Commercial real estate:
Construction	2,350	882	15,189	18,421	39,853	58,274	15,189
Other	3,626	1,903	4,170	9,699	93,362	103,061	4,129

Real Estate:
Residential	3,100	691	1,846	5,637	85,969	91,606	1,919

Consumer:
Other	120	132	118	370	6,896	7,266	129
Revolving credit	7	10	4	21	806	827	4

Total	$9,970	$4,348	$22,283	$36,601	$265,633	$302,234	$22,567

There were no loans outstanding 90 days or more and still accruing interest at June 30, 2013. One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2013 and December 31, 2012.

June 30, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Grade 1 - Minimal	$1,853	$—	$736	$—	$2,589
Grade 2 – Modest	728	1,581	72	2,320	4,701
Grade 3 – Average	5,319	5,596	909	3,778	15,602
Grade 4 – Satisfactory	23,810	65,614	5,440	53,246	148,110
Grade 5 – Watch	3,450	26,618	309	7,970	38,347
Grade 6 – Special Mention	1,950	10,028	280	6,004	18,262
Grade 7 – Substandard	5,444	40,017	304	13,274	59,039
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$42,554	$149,454	$8,050	$86,592	$286,650

December 31, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$41,200	$161,335	$8,093	$91,606	$302,234

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

Loans graded one through four are considered “pass” credits. As of June 30, 2013, $171.0 million, or 59.66% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2013, loans with a credit grade of “watch” and “special mention” totaled $56.6 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At June 30, 2013, classified loans totaled $59.0 million, with $53.3 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard” or greater that have an outstanding balance of $50 thousand or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100 thousand or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2013, the recorded investment in impaired loans was $56.3 million, compared to $61.6 million at December 31, 2012.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $42.1 million and $44.9 million, by category as of June 30, 2013 and December 31, 2012, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

June 30, 2013
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,032	$2,290	$—	$2,151	$31
Commercial real estate	17,512	21,728	—	17,673	248
Residential	4,285	4,855	—	4,236	84
Consumer	—	—	—	—	—

Total:	$23,829	$28,873	$—	$24,060	$363

With an allowance recorded:

Commercial	2,394	2,395	170	2,466	43
Commercial real estate	21,770	22,232	2,772	21,874	221
Residential	8,134	8,216	1,328	8,263	188
Consumer	216	216	17	217	9

Total:	$32,514	$33,059	$4,287	$32,820	$461

Total:
Commercial	4,426	4,685	170	4,617	74
Commercial real estate	39,282	43,960	2,772	39,547	469
Residential	12,419	13,071	1,328	12,499	272
Consumer	216	216	17	217	9
Total:	$56,343	$61,932	$4,287	$56,880	$824

December 31, 2012
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,347	$1,367	$—	$1,660	$45
Commercial real estate	18,926	24,381	—	26,255	708
Residential	3,504	4,288	—	3,523	118
Consumer	99	100	—	100	4

Total:	$23,876	$30,136	$—	$31,538	$875

With an allowance recorded:

Commercial	3,610	3,719	833	3,521	143
Commercial real estate	26,282	27,904	3,499	21,704	542
Residential	7,675	8,033	1,236	7,917	369
Consumer	140	140	15	141	3

Total:	$37,707	$39,796	$5,583	$33,283	$1,057

Total:
Commercial	4,957	5,086	833	5,181	188
Commercial real estate	45,208	52,285	3,499	47,959	1,250
Residential	11,179	12,321	1,236	11,440	487
Consumer	239	240	15	241	7
Total:	$61,583	$69,932	$5,583	$64,821	$1,932

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming TDRs	$16,376	$14,891
Performing TDRs:
Commercial	3,386	3,611
Commercial real estate	15,796	20,343
Residential	6,440	5,967
Consumer	124	73
Total performing TDRs	25,746	29,994
Total TDRs	$42,122	$44,885

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Six Months ended June 30, 2013
(Dollars in thousands)
	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	3	$540	$540	—	$—	$—
Residential	3	355	355	—	—	—
Commercial	11	681	681	—	—	—
Consumer	2	51	51	—	—	—
Total	19	$1,627	$1,627	—	$—	$—

During the six months ended June 30, 2013, nineteen loans were modified that were considered to be TDRs. Term concessions were granted for fourteen of these loans and other concessions were granted for five loans.

For the Quarter ended June 30, 2013
(Dollars in thousands)
	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	1	$43	$43	—	$—	$—
Residential	1	241	241	—	—	—
Commercial	3	77	77	—	—	—
Consumer	1	4	4	—	—	—
Total	6	$365	$365	—	$—	$—

During the quarter ended June 30, 2013, six loans were modified that were considered to be TDRs. Term concessions were granted for five of these loans and other concessions were granted for one loan.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

For the Six Months ended June 30, 2012
(Dollars in thousands)
	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	6	$2,166	$2,166	1	$564	$564
Residential	5	2,399	2,399	1	525	525
Commercial	11	764	764	1	95	95
Consumer	—	—	—	—	—	—
Total	22	$5,329	$5,329	3	$1,184	$1,184

During the six months ended June 30, 2012, twenty-two loans were modified that were considered to be TDRs. Term concessions were granted for seventeen of these loans and interest rate concessions were granted for five of these loans.

For the Quarter ended June 30, 2012
(Dollars in thousands)
	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	3	$894	$894	1	$564	$564
Residential	2	1,269	1,269	1	525	525
Commercial	8	557	557	1	95	95
Consumer	—	—	—	—	—	—
Total	13	$2,720	$2,720	3	$1,184	$1,184

During the quarter ended June 30, 2012, thirteen loans were modified that were considered to be TDRs. Term concessions were granted for nine of these loans and interest rate concessions were granted for four of these loans.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Commitments to extend credit	$28,294	$29,473
Standby letters of credit	500	490

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of year	$19,464	$15,665
Additions	7,094	14,398
Sales	(2,517)	(7,839)
Write-downs	(556)	(2,760)

Balance, end of period	$23,485	$19,464

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at June 30, 2013:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of June 30, 2013 we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At June 30, 2013, the Company had pledged as collateral for FHLB advances approximately $3.4 million of one-to-four family first mortgage loans, $7.5 million of commercial real estate loans, $5.4 million in home equity lines of credit, $82 thousand in multifamily loans and $9.5 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.6 million. The Company has $9.3 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of June 30, 2013, scheduled principal reductions include $5.0 million in 2014, $12.0 million in 2018 and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $79 thousand at June 30, 2013 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $2 thousand for the six month periods ended June 30, 2013 and 2012. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and as a result, the Company has deferred interest payments in the amount of approximately $435 thousand.

NOTE 8 - SUBORDINATED DEBENTURES

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2012 and, as a result, the Company has deferred interest payments in the amount of approximately $2.1 million.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock – In March 2009, in connection with the TARP’s CPP, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 91,714 shares of the Company’s common stock, par value $0.01 per share at an initial exercise price of $21.09 per share.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of June 30, 2013, the Company had $1.6 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these ten payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At June 30, 2013 the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Prior to March 6, 2012, so long as the Treasury owns the 12,985 shares of preferred stock issued pursuant to the Capital Purchase Program, the Company is not permitted to declare cash dividends on its common stock without the Treasury’s consent.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

At June 30, 2013, the Company and the Bank were categorized as “critically undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises concerns about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(11,191)	(3.31)%	$27,024	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,191)	(3.31)%	$13,512	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,191)	(2.38)%	$18,818	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,501	4.00%	$27,025	8.00%	$33,781	10.00%
Tier I Capital (to Risk-Weighted Assets)	$9,192	2.72%	$13,512	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$9,192	1.99%	$18,445	4.00%	$36,890	8.00%

December 31, 2012
The Company
Total Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%	$34,667	10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$7,720	1.56%	$19,816	4.00%	$39,632	8.00%

(1) Minimum capital amounts and ratios presented as of June 30, 2013 and December 31, 2012, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of June 30, 2013 and December 31, 2012, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except share and per share amounts)	Six Months ended June 30,
	2013	2012

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$308	$(1,974)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic income (loss) per common share	$0.08	$(0.53)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$308	$(1,974)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted income (loss) per common share	$0.08	$(0.53)

(Dollars in thousands, except share and per share amounts)	Three Months ended June 30,
	2013	2012

Basic loss per common share:

Net loss available to common shareholders	$(140)	$(1,503)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic loss per common share	$(0.04)	$(0.40)

Diluted loss per common share:

Net loss available to common shareholders	$(140)	$(1,503)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares from assumed conversion of stock options and restricted stock awards	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted loss per common share	$(0.04)	$(0.40)

For the six and three month periods ended June 30, 2013 and 2012, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted income per share for the six months ended June 30, 2013 because the exercise price of the common stock equivalents exceeded the market price of the Company’s stock. The common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would be anti-dilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE

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

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

June 30, 2013			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$49,722	$49,722	$49,722	$—	$—
Securities available-for-sale	80,461	80,461	—	80,461	—
Nonmarketable equity securities	1,743	1,743	—	—	1,743
Loans, net	275,449	275,809	—	—	275,809

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	178,884	178,884	178,884	—	—
Certificates of deposit	254,919	255,523	—	255,523	—
Repurchase agreements	2,470	2,470	—	2,470	—
Advances from the Federal Home Loan Bank	22,000	25,051	—	25,051	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$28,294	n/a
Standby letters of credit	500	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2012			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	168,832	—	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended June 30, 2013 and December 31, 2012, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Assets:
Government sponsored enterprises	$40,678	$—	$40,678	$—
Mortgage-backed securities	37,222	—	37,222	—
Obligations of state and local governments	2,561	—	2,561	—
Total	$80,461	$—	$80,461	$—

December 31, 2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above as of and for the periods ended June 30, 2013 and December 31, 2012 for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2013 and December 31, 2012.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Assets:
Impaired loans, net of valuation allowance	$52,056	$—	$—	$52,056
Other real estate owned	23,485	—	—	23,485
Total	$75,541	$—	$—	$75,541

December 31, 2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

(Dollars in thousands)
	June 30,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,256	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-54.66%
		Flows	Independent quotes	(6.55%)

Commercial real estate	36,510	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-77.53%
		Flows	Independent quotes	(20.03%)

Residential	11,091	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-78.13%
		Flows	Independent quotes	(15.14%)

Consumer	199	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-40.20%
		Flows	Independent quotes	(12.98%)

Other real estate owned	23,485	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.12%)

Commercial real estate	41,709	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.91%
		Flows	Independent quotes	(19.22%)

Residential	9,943	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.26%
		Flows	Independent quotes	(20.80%)

Consumer	224	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-25.11%
		Flows	Independent quotes	(7.38%)

Other real estate owned	19,464	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

NOTE 12 – SUBSEQUENT EVENTS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands except share amounts)	2013	2012
	(unaudited)	(audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$37,087	$46,600

Investment securities:
Securities available-for-sale	94,396	77,320
Nonmarketable equity securities	1,743	1,983
Total investment securities	96,139	79,303

Loans receivable	266,563	302,234
Less allowance for loan losses	(9,367)	(14,150)
Loans, net	257,196	288,084

Premises, furniture and equipment, net	20,993	21,694
Accrued interest receivable	2,206	2,370
Cash value of life insurance	10,915	10,655
Other real estate owned	29,149	19,464
Other assets	1,041	826
Total assets	$454,726	$468,996

Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$35,014	$33,103
Interest-bearing transaction accounts	43,559	43,053
Money market savings accounts	84,898	84,776
Other savings accounts	8,861	7,900
Time deposits $100 and over	160,716	155,786
Other time deposits	91,272	111,243
Total deposits	424,320	435,861

Repurchase agreements	1,713	1,303
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	12,062	12,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	3,295	2,207
Other liabilities	1,106	1,139
Total liabilities	470,682	480,758

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $1,000 par value; 5,000,000 shares authorized;12,895 issued and outstanding	12,712	12,572
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(55,399)	(55,777)
Accumulated other comprehensive income (loss)	(4,542)	170
Total shareholders’ deficit	(15,956)	(11,762)
Total liabilities and shareholders’ deficit	$454,726	$468,996

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands except share amounts)	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,151	$13,197	$3,659	$4,204
Investment securities:
Taxable	1,529	2,199	716	726
Tax-exempt	34	257	11	67
Nonmarketable equity securities	24	39	8	12
Other interest income	72	58	21	17
Total	12,810	15,750	4,415	5,026

Interest expense:
Deposits	2,494	3,045	817	991
Borrowings	1,655	1,661	570	540
Total	4,149	4,706	1,387	1,531

Net interest income	8,661	11,044	3,028	3,495

Provision for loan losses	(1,497)	7,885	—	4,515
Net interest income (loss) after provision for loan losses	10,158	3,159	3,028	(1,020)

Noninterest income:
Service charges on deposit accounts	690	846	241	288
Credit life insurance commissions	10	15	2	4
Gains on sales of residential mortgage loans	197	206	68	116
Brokerage commissions	151	96	34	50
Other fees and commissions	369	321	230	94
Gains on sales of securities available-for-sale	297	1,451	—	978
Income from cash value of life insurance	336	348	112	115
Net gains (losses) on sales of assets	(10)	192	(10)	22
Other operating income	291	162	103	59
Total	2,331	3,637	780	1,726

Noninterest expenses:
Salaries and employee benefits	4,589	4,817	1,510	1,560
Net occupancy	913	913	314	307
Furniture and equipment	756	895	247	281
Marketing and advertising	11	19	8	4
FDIC insurance premiums	1,182	1,309	399	436
Net cost of operations of other real estate owned	1,500	1,669	364	981
Other operating expenses	3,020	2,377	1,189	799
Total	11,971	11,999	4,031	4,368

Income (loss) before income taxes	518	(5,203)	(223)	(3,662)
Income tax expense	—	—	—	—
Net income (loss)	$518	$(5,203)	$(223)	$(3,662)

Accretion of preferred stock to redemption value	(140)	(162)	(33)	(54)
Preferred dividends	(490)	(487)	(164)	(162)

Net loss available to common shareholders	$(112)	$(5,852)	$(420)	$(3,878)

Net loss per common share
Basic	$(0.03)	$(1.57)	$(0.11)	$(1.04)
Diluted	$(0.03)	$(1.57)	$(0.11)	$(1.04)
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337	3,738,337	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012

Net income (loss)	$518	$(5,203)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,415)	3,673
Tax expense	—	—
Reclassification to realized gains	(297)	(1,451)
Tax expense	—	—
Valuation allowance on deferred tax asset on available-for-sale securities	—	809
Other comprehensive income (loss)	(4,712)	3,031
Comprehensive loss	$(4,194)	$(2,172)

	Three months ended September 30,
(Dollars in thousands)	2013	2012

Net loss	$(223)	$(3,662)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,234)	1,822
Tax expense	—	—
Reclassification to realized gains	—	(978)
Tax expense	—	—
Other comprehensive income (loss)	(1,234)	844
Comprehensive loss	$(1,457)	$(2,818)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2013 and 2012

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

(Dollars in thousands)
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,355	$30,224	$(46,033)	$(2,811)	$(5,216)
Net loss	—	—	—	—	—	—	(5,203)	—	(5,203)
Other comprehensive income	—	—	—	—	—	—	—	3,031	3,031
Accretion of preferred stock to redemption value	—	—	—	—	162	—	(162)	—	—
Balance, September 30, 2012	3,738,337	$37	$1,012	12,895	$12,517	$30,224	$(51,398)	$220	$(7,388)

Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$30,224	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	518	—	518
Other comprehensive loss	—	—	—	—	—	—	—	(4,712)	(4,712)
Accretion of preferred stock to redemption value	—	—	—	—	140	—	(140)	—	—
Balance, September 30, 2013	3,738,337	$37	$1,012	12,895	$12,712	$30,224	$(55,399)	$(4,542)	$(15,956)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$518	$(5,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630	689
Provision for loan losses	(1,497)	7,885
Amortization less accretion on investments	151	(252)
Net gains on sales of securities available-for-sale	(297)	(1,451)
Gains on sales of fixed assets	—	(22)
(Gains) losses on sales of other real estate owned	(86)	180
Gains on sales of other assets	—	(170)
Impairment loss on assets held for resale	—	19
Writedowns of other real estate owned	637	580
Increase in accrued interest payable	1,088	836
Decrease in accrued interest receivable	164	199
Increase in other assets	(215)	(830)
Income (net of mortality costs) on cash value of life insurance	(260)	(277)
Increase (decrease) in other liabilities	(33)	500
Net cash provided by operating activities	800	2,683

Cash flows from investing activities:
Decrease in loans to customers	18,558	22,968
Purchases of securities available-for-sale	(58,675)	(63,535)
Maturities, calls and paydowns of securities available-for-sale	11,148	43,665
Proceeds from sales of other real estate owned	3,591	5,217
Proceeds from sales of securities available-for-sale	25,885	35,258
Proceeds from sales of other assets	—	220
Proceeds from sales of fixed assets	—	1
Redemptions of nonmarketable equity securities	240	1,992
Purchases of premises and equipment, net of sales	71	(47)
Net cash provided by investing activities	818	45,739

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	3,500	(25,131)
Net increase (decrease) in time deposits	(15,041)	8,564
Net increase (decrease) in repurchase agreements	410	(5,645)
Net cash used by financing activities	(11,131)	(22,212)

Net increase (decrease) in cash and cash equivalents	(9,513)	26,210
Cash and cash equivalents, beginning of period	46,600	33,672
Cash and cash equivalents, end of period	$37,087	$59,882

Cash paid during the period for:
Income taxes	$—	$—
Interest	$3,061	$3,870

Other non-cash transactions
Loans receivable transferred to other real estate owned	$13,827	$11,769

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

 Notes to UNAUDITED Consolidated Financial Statements

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2013 and for the interim periods ended September 30, 2013 and 2012 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2012 Annual Report which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2014.

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and results of Operations for additional information.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of September 30, 2013, the Company had $1.8 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these eleven payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net cost of operations of other real estate owned.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At September 30, 2013 and December 31, 2012, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related the CPP Warrant.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

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

Notes to UNAUDITED Consolidated Financial Statements

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP warrant to the Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.

Reclassifications - Certain captions and amounts for the prior periods have been reclassified to conform to the September 30, 2013 presentation.

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved however assets classified in the June 30, 2010 Report of Examination had only been reduced by 62.12% as of September 30, 2013 and 58.1% as of December 31, 2012.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of September 30, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

The Written Agreement contains provisions similar to those in the Bank’s Consent Order. Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before undertaking any of the following activities:

●	declaring or paying any dividends,
●	directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank,
●	making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities,
●	directly or indirectly, incurring, increasing or guarantying any debt, and
●	directly or indirectly, purchasing or redeeming any shares of its stock.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2013. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, the Bank’s nonperforming assets began to stabilize during 2012 and 2013, as the Bank’s nonperforming assets equaled $70.2 million, or 15.44% of assets as of September 30, 2013, $72.2 million, or 15.39% of assets, as of December 31, 2012 and $86.9 million, or 16.22% of assets, as of December 31, 2011. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have also decreased from $18.6 million for the year ended December 31, 2011 to $17.6 million for the year ended December 31, 2012. Annualized net charge-offs for the nine months ended September 30, 2013 were $4.4 million.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2013 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2013, the Bank is categorized as significantly undercapitalized.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

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

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2013
Government-sponsored enterprises	$56,884	$21	$(3,878)	$53,027
Mortgage-backed securities	39,533	224	(905)	38,852
Obligations of state and local governments	2,521	106	(110)	2,517
Total	$98,938	$351	$(4,893)	$94,396

December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

The following is a summary of maturities of securities available-for-sale as of September 30, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,260	$1,366
Due after five years but within ten years	9,477	9,225
Due after ten years	88,201	83,805
Total	$98,938	$94,396

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2013

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$51,175	$(3,878)	$—	$—	$51,175	$(3,878)
Mortgage-backed securities	22,695	(822)	2,107	(83)	24,802	(905)
Obligations of state and local governments	570	(50)	580	(60)	1,150	(110)
Total	$74,440	$(4,750)	$2,687	$(143)	$77,127	$(4,893)

	December 31, 2012

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6,003	$(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	$(419)	$5,299	$(106)	$21,818	$(525)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At September 30, 2013, the Company had one mortgage-backed security and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At September 30, 2013, investment securities with a book value of $40.9 million, and a market value of $38.3 million, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $25.9 million and $35.3 million for the nine months ended September 30, 2013 and 2012, respectively and $21.6 million for the three months ended September 30, 2012. There were no sales of available-for-sale securities during the three months ended September 30, 2013. Gross realized gains and losses on sales of available-for-sale securities for the three and nine months were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Gross realized gains	$—	$978	$297	$1,451
Gross realized losses	—	—	—	—
Net gain	$—	$978	$297	$1,451

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Residential	$84,191	$91,606
Commercial Real Estate	135,856	161,335
Commercial	38,277	41,200
Consumer	8,239	8,093
Total gross loans	$266,563	$302,234

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended September 30, 2013 and 2012 and as of and for the year ended December 31, 2012, by portfolio segment:

September 30, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,982	$7,587	$124	$4,457	$14,150
Charge-offs	(1,596)	(3,581)	(182)	(1,000)	(6,359)
Recoveries	439	1,680	45	909	3,073
Provision	395	(752)	156	(1,296)	(1,497)
Ending balance	$1,220	$4,934	$143	$3,070	$9,367

Ending balances:
Individually evaluated for impairment	$191	$1,957	$18	$720	$2,886
Collectively evaluated for impairment	$1,029	$2,977	$125	$2,350	$6,481

Loans receivable:

Ending balance, total	$38,277	$135,856	$8,239	$84,191	$266,563

Ending balances:
Individually evaluated for impairment	$4,095	$32,248	$215	$11,481	$48,039
Collectively evaluated for impairment	$34,182	$103,608	$8,024	$72,710	$218,524

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

September 30, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$3,239	$10,240	$103	$7,596	$21,178
Charge-offs	(726)	(3,597)	(87)	(3,699)	(8,109)
Recoveries	105	328	10	345	788
Provision	1,890	3,665	74	2,256	7,885
Ending balance	$4,508	$10,636	$100	$6,498	$21,742

Ending balances:
Individually evaluated for impairment	$3,100	$7,148	$17	$2,654	$12,919
Collectively evaluated for impairment	$1,408	$3,488	$83	$3,844	$8,823

Loans receivable:

Ending balance, total	$48,685	$118,874	$8,269	$149,080	$324,908

Ending balances:
Individually evaluated for impairment	$6,908	$41,908	$212	$20,432	$69,460
Collectively evaluated for impairment	$41,777	$76,966	$8,057	$128,648	$255,448

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2013 and December 31, 2012.

September 30, 2013
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$18	$143	$379	$540	$37,737	$38,277	$534
Commercial real estate:
Construction	54	203	6,667	6,924	34,025	40,949	7,238
Other	—	41	4,964	5,005	89,902	94,907	5,588

Real Estate:
Residential	1,503	613	1,121	3,237	80,954	84,191	1,340

Consumer:
Other	18	48	—	66	7,414	7,480	5
Revolving credit	2	—	—	2	757	759	—
Total	$1,595	$1,048	$13,131	$15,774	$250,789	$266,563	$14,705

December 31, 2012
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$767	$730	$956	$2,453	$38,747	$41,200	$1,197
Commercial real estate:
Construction	2,350	882	15,189	18,421	39,853	58,274	15,189
Other	3,626	1,903	4,170	9,699	93,362	103,061	4,129

Real Estate:
Residential	3,100	691	1,846	5,637	85,969	91,606	1,919

Consumer:
Other	120	132	118	370	6,896	7,266	129
Revolving credit	7	10	4	21	806	827	4
Total	$9,970	$4,348	$22,283	$36,601	$265,633	$302,234	$22,567

There were no loans outstanding 90 days or more and still accruing interest at September 30, 2013. One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2013 and December 31, 2012.

September 30, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,643	$—	$815	$—	$2,458
Grade 2 – Modest	306	1,446	82	2,045	3,879
Grade 3 – Average	4,557	5,661	877	3,102	14,197
Grade 4 – Satisfactory	21,971	66,324	5,374	52,958	146,627
Grade 5 – Watch	3,187	20,339	245	8,070	31,841
Grade 6 – Special Mention	1,812	9,071	273	6,159	17,315
Grade 7 – Substandard	4,801	33,015	573	11,857	50,246
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$38,277	$135,856	$8,239	$84,191	$266,563

December 31, 2012
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,345	$—	$822	$—	$2,167
Grade 2 – Modest	546	2,412	67	2,517	5,542
Grade 3 – Average	4,508	5,871	228	4,094	14,701
Grade 4 – Satisfactory	18,554	63,658	6,038	53,955	142,205
Grade 5 – Watch	6,997	32,640	366	10,923	50,926
Grade 6 – Special Mention	2,603	10,893	258	8,443	22,197
Grade 7 – Substandard	6,544	44,521	314	11,674	63,053
Grade 8 – Doubtful	103	1,340	—	—	1,443
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$41,200	$161,335	$8,093	$91,606	$302,234

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

Loans graded one through four are considered “pass” credits. As of September 30, 2013, $167.2 million, or 62.71% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2013, loans with a credit grade of “watch” and “special mention” totaled $49.2 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At September 30, 2013, classified loans totaled $50.2 million, with $44.9 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard” or greater that have an outstanding balance of $50 thousand or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100 thousand or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2013, the recorded investment in impaired loans was $48.0 million, compared to $61.6 million at December 31, 2012.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $36.1 million and $44.9 million, by category as of September 30, 2013 and December 31, 2012, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

September 30, 2013
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,795	$1,986	$—	$1,893	$53
Commercial real estate	19,234	23,964	—	20,583	429
Residential	5,742	6,404	—	6,192	200
Consumer	44	68	—	45	6
Total:	$26,815	$32,422	$—	$28,713	$688

With an allowance recorded:

Commercial	2,300	2,319	191	2,427	65
Commercial real estate	13,014	13,713	1,957	12,498	353
Residential	5,739	6,158	720	5,517	191
Consumer	171	171	18	163	6
Total:	$21,224	$22,361	$2,886	$20,605	$615
Total:
Commercial	4,095	4,305	191	4,320	118
Commercial real estate	32,248	37,677	1,957	33,081	782
Residential	11,481	12,562	720	11,709	391
Consumer	215	239	18	208	12
Total:	$48,039	$54,783	$2,886	$49,318	$1,303

December 31, 2012
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,347	$1,367	$—	$1,660	$45
Commercial real estate	18,926	24,381	—	26,255	708
Residential	3,504	4,288	—	3,523	118
Consumer	99	100	—	100	4
Total:	$23,876	$30,136	$—	$31,538	$875

With an allowance recorded:

Commercial	3,610	3,719	833	3,521	143
Commercial real estate	26,282	27,904	3,499	21,704	542
Residential	7,675	8,033	1,236	7,917	369
Consumer	140	140	15	141	3
Total:	$37,707	$39,796	$5,583	$33,283	$1,057

Total:
Commercial	4,957	5,086	833	5,181	188
Commercial real estate	45,208	52,285	3,499	47,959	1,250
Residential	11,179	12,321	1,236	11,440	487
Consumer	239	240	15	241	7
Total:	$61,583	$69,932	$5,583	$64,821	$1,932

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Nonperforming TDRs	$9,737	$14,891
Performing TDRs:
Commercial	3,405	3,611
Commercial real estate	10,060	20,343
Residential	12,710	5,967
Consumer	143	73
Total performing TDRs	26,318	29,994
Total TDRs	$36,055	$44,885

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Nine Months Ended September 30, 2013

(Dollars in thousands)
	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	3	$508	$508	—	$—	$—
Residential	5	1,335	1,335	—	—	—
Commercial	12	657	657	—	—	—
Consumer	4	76	76	—	—	—
Total	24	$2,576	$2,576	—	$—	$—

For the nine months ended September 30, 2013, twenty-four loans were modified that were considered to be TDRs. Term concessions were granted for sixteen of these loans, rate concessions were granted for two loans, and other concessions were granted for six loans.

For the Quarter Ended September 30, 2013

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Residential	2	$983	$983	—	$—	$—
Commercial	1	15	15	—	—	—
Consumer	2	26	26	—	—	—
Total	5	$1,024	$1,024	—	$—	$—

For the quarter ended September 30, 2013, five loans were modified that were considered to be TDRs. Term concessions were granted for two loans, rate concessions were granted for two loans and other concessions were made for one loan.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Nine Months Ended September 30, 2012

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	7	$3,842	$3,842	3	$2,019	$2,019
Residential	7	3,423	3,423	2	733	733
Commercial	15	849	849	2	702	702
Total	29	$8,114	$8,114	7	$3,454	$3,454

For the nine months ended September 30, 2012, twenty-nine loans were modified that were considered to be TDRs. Term concessions were granted for twenty-three of these loans, rate concessions were granted for five loans, and both rate and term concessions were granted for one loan.

For the Quarter Ended September 30, 2012

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	1	$1,676	$1,676	2	$1,455	$1,455
Residential	2	1,024	1,024	1	208	208
Commercial	4	85	85	1	607	607
Total	7	$2,785	$2,785	4	$2,270	$2,270

For the quarter ended September 30, 2012, seven loans were modified that were considered to be TDRs. Term concessions were granted for six of these loans and both term and rate concessions were granted for one loan.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Commitments to extend credit	$29,593	$29,473
Standby letters of credit	449	490

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of year	$19,464	$15,665
Additions	13,827	14,398
Sales	(3,505)	(7,839)
Write-downs	(637)	(2,760)

Balance, end of period	$29,149	$19,464

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at September 30, 2013:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of September 30, 2013 we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At September 30, 2013, the Company had pledged as collateral for FHLB advances approximately $2.8 million of one-to-four family first mortgage loans, $6.6 million of commercial real estate loans, $5.1 million in home equity lines of credit, $72 thousand in multifamily loans and $14.0 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.6 million. The Company has $9.1 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of September 30, 2013, scheduled principal reductions include $5.0 million in 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $78 thousand at September 30, 2013 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $3 thousand for the periods ended September 30, 2013 and 2012. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and as a result, the Company has deferred interest payments in the amount of approximately $492 thousand.

NOTE 8 - SUBORDINATED DEBENTURES

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2012 and, as a result, the Company has deferred interest payments in the amount of approximately $2.4 million.  The Federal Reserve Bank of Richmond may prohibit the Company from making interest payments on the subordinated notes in the future given the financial condition of the Bank.

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock – In March 2009, in connection with the TARP CPP, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 91,714 shares of the Company’s common stock, par value $0.01 per share at an initial exercise price of $21.09 per share.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The Series T Preferred Stock and CPP Warrant were sold to the U.S. Treasury for an aggregate purchase price of $12.9 million in cash. The purchase price was allocated between the Series T Preferred Stock and the CPP Warrant based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Series T Preferred Stock being issued at a discount which is being amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand and, as of December 31, 2012, the Company had $1.8 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these eleven payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At September 30, 2013 the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Prior to March 6, 2012, so long as the Treasury owns the 12,985 shares of preferred stock issued pursuant to the Capital Purchase Program, the Company is not permitted to declare cash dividends on its common stock without the Treasury’s consent.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

At September 30, 2013, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises concerns about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(11,414)	(3.47)%	$26,344	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,414)	(3.47)%	$13,172	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,414)	(2.43)%	$18,781	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,535	4.11%	$26,340	8.00%	$32,925	10.00%
Tier I Capital (to Risk-Weighted Assets)	$9,355	2.84%	$13,170	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$9,355	2.02%	$18,553	4.00%	$37,106	8.00%

December 31, 2012
The Company
Total Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%	$34,667	10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$7,720	1.56%	$19,816	4.00%	$39,632	8.00%

(1) Minimum capital amounts and ratios presented as of September 30, 2013 and December 31, 2012, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of September 30, 2013 and December 31, 2012, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Nine months ended September 30,
per share amounts)	2013	2012

Basic loss per common share:

Net loss available to common shareholders	$(112)	$(5,852)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic loss per common share	$(0.03)	$(1.57)

Diluted loss per common share:

Net loss available to common shareholders	$(112)	$(5,852)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted loss per common share	$(0.03)	$(1.57)

(Dollars in thousands, except	Three months ended September 30,
per share amounts)	2013	2012

Basic loss per common share:

Net loss available to common shareholders	$(420)	$(3,878)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic loss per common share	$(0.11)	$(1.04)

Diluted loss per common share:

Net loss available to common shareholders	$(420)	$(3,878)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted loss per common share	$(0.11)	$(1.04)

For the nine and three month periods ended September 30, 2013 and 2012 there were 91,714 common stock equivalents outstanding which were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE

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

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

September 30, 2013 (Dollars in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Financial Assets:
Cash and cash equivalents	$37,087	$37,087	$37,087	$—	$—
Securities available-for-sale	94,396	94,396	—	94,396	—
Nonmarketable equity securities	1,743	1,743	—	—	1,743
Loans, net	257,196	257,570	—	—	257,570

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	172,332	172,332	172,332	—	—
Certificates of deposit	251,988	252,515	—	252,515	—
Repurchase agreements	1,713	1,713	—	1,713	—
Advances from the Federal Home Loan Bank	22,000	25,246	—	25,246	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,593	n/a
Standby letters of credit	449	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2012
(Dollars in thousands)
			Fair Value Measurements
			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	168,832	—	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—
	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended September 30, 2013 and December 31, 2012, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Assets:
Government sponsored enterprises	$53,027	$—	$53,027	$—
Mortgage-backed securities	38,852	—	38,852	—
Obligations of state and local governments	2,517	—	2,517	—
Total	$94,396	$—	$94,396	$—

December 31, 2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above as of and for the periods ended September 30, 2013 and December 31, 2012 for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2013 and December 31, 2012.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Assets:
Impaired loans, net of valuation allowance	$45,153	$—	$—	$45,153
Other real estate owned	29,149	—	—	29,149
Total	$74,302	$—	$—	$74,302

December 31, 2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

(Dollars in thousands)
	September 30,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,904	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-77.19%
		Flows	Independent quotes	(5.97%)

Commercial real estate	30,291	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-88.29%
		Flows	Independent quotes	(16.72%)

Residential	10,761	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.42%
		Flows	Independent quotes	(19.07%)

Consumer	197	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-39.44%
		Flows	Independent quotes	(16.36%)

Other real estate owned	29,149	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(13.12%)

Commercial real estate	41,709	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.91%
		Flows	Independent quotes	(19.22%)

Residential	9,943	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.26%
		Flows	Independent quotes	(20.80%)

Consumer	224	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-25.11%
		Flows	Independent quotes	(7.38%)

Other real estate owned	19,464	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

NOTE 12 – SUBSEQUENT EVENTS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

Identification of Material Weaknesses

As part of our quarterly evaluation of the effectiveness of internal control over financial reporting described above, we identified deficiencies which we consider to be a material weakness in internal control over financial reporting:

The Company did not have controls in place to always ensure the receipt of timely appraisals in order to properly value impaired loans and other real estate owned. Also, internal controls surrounding interest on nonaccrual loans were not always sufficient to ensure the proper accounting of interest income. As a result of the delay in obtaining appraisals on impaired loans and other real estate owned and correcting interest on certain nonaccrual loans, the Company was unable to file its Annual Form 10-K for the years ended December 31, 2013 and 2012. In addition, this also prohibited its ability to file its quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013.

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

Other than the changes implemented to address the material weaknesses identified above, there was no change in our internal control over financial reporting during (i) the first quarter of fiscal 2013, (ii) the second quarter of fiscal 2013, (iii) the third quarter of fiscal 2013, or (iv) the fourth quarter of fiscal 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

PART III

ITEM 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following provides information regarding each of our directors, including their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board’s conclusion that such person should serve as a director for the Company. Each of the following directors is also a director of our Bank:

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2013 and 2012 to our Chief Executive Officer and the two other most highly compensated executive officers that earned over $100,000 for the years ended 2013 and 2012 (collectively, the “named executive officers”).

Summary Compensation Table

					Non-Equity
				Stock/	Incentive
				Option	Plan	All Other
Names and Principal Positions	Year	Salary	Bonus	Awards(1)	Compensation	Compensation(2)	Total
James R. Clarkson	2013	$211,375	$—	$—	$—	$6,859	$218,234
President and Chief Executive	2012	$211,375	$—	$—	$—	$6,503	$217,878
Officer of the Company and	2011	$211,375	$—	$—	$—	$9,433	$200,808
the Bank

Glenn R. Bullard	2013	$158,072	$—	$—	$—	$1,326	$159,398
Senior Executive Vice President	2012	$158,072	$—	$—	$—	$1,101	$159,173
of the Company and the Bank	2011	$158,072	$—	$—	$—	$1,039	$159,111

Ron L. Paige, Sr.	2013	$154,128	$—	$—	$—	$6,549	$160,677
Executive Vice President	2012	$154,128	$—	$—	$—	$6,259	$160,387
Myrtle Beach Region	2011	$154,128	$—	$—	$—	$6,199	$160,327

(1)	In 2004, with shareholder approval, we adopted the Stock Plan. Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2013, 2012 or 2011, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.
(2)	All other compensation includes premiums paid by the Bank for life, long-term disability, health and dental insurance.

Compensation Arrangements

Employment Agreements

Neither the Company nor the Bank has entered into any employment agreements with any of our officers or employees.

Outstanding Equity Awards at Fiscal Year-End

In February 2011, each named executive officer and all other executive officers of the Bank voluntarily forfeited all of their stock options and restricted stock awards as a means to help us reduce expenses. Thus, there were no outstanding equity awards at fiscal year-end 2011. There were no stock options or restricted stock awards granted in 2013 or 2012.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Director Compensation

Effective October 1, 2011, the Board of Directors suspended further payments of all director fees and fees for committee meetings in order to help the Bank reduce expenses. As a result, no fees were paid to the directors in 2013.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of May 1, 2014 for (i) each director and nominee, (ii) each holder of 5% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is: care of HCSB Financial Corporation, P.O. Box 218, Loris, South Carolina, 29569. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

The number of shares beneficially owned by each person or group as of May 1, 2014 includes shares of common stock that such person or group had the right to acquire on or within 60 days after May 1, 2014, including, but not limited to, upon the exercise of options or the vesting of restricted stock awards. Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2013 or 2012, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned(1)	Acquire	Ownership(2)
Michael S. Addy	5,060	—	*
Johnny C. Allen	3,796	—	*
D. Singleton Bailey	45,837	—	1.23%
Clay D. Brittain, III	5,659	—	*
Glenn R. Bullard	7,707	—	*
James R. Clarkson	26,086	—	*
Tommie W. Grainger	55,627	—	1.49%
Gwyn G. McCutchen, D.D.S.	32,959	—	*
T. Freddie Moore	18,941	—	*
Carroll D. Padgett, Jr.	31,148	—	*

Executive officers and directors as a group (10 persons)	232,820	—	6.22%

* Less than 1%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holder in an IRA or other retirement plan program.
(2)	The calculations are based on 3,738,337 shares of common stock outstanding on May 1, 2014.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2013 and 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$95,580	$91,000
Audit-Related Fees	23,000	40,020
Tax Fees	7,750	18,315
Total	$126,330	$149,335

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Elliott Davis, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2013 and 2012. These services principally included the audit of the Company’s Trusteed Retirement Savings Plan (401k) and the Health and Welfare Plan, a review of an SEC comment letter, and a review of management’s analysis of Deferred Tax Asset.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2013 and 2012. These services include preparation of state and federal tax returns for the Company and its subsidiary and review of deferred taxes for GAAP and call reporting.

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

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

Audited Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013, 2012 and 2011
•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements

Unaudited condensed financial information as of and for the three months ended March 31, 2013

•	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012
•	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012
•	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012
•	Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012
•	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012
•	Notes to Consolidated Financial Statements as of and for the three months ended March 31, 2013

Unaudited condensed financial information as of and for the six months ended June 30, 2013

•	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012
•	Consolidated Statements of Operations for the six and three months ended June 30, 2013 and 2012
•	Consolidated Statements of Comprehensive Income (Loss) for the six and three months ended June 30, 2013 and 2012
•	Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012
•	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012
•	Notes to Consolidated Financial Statements as of and for the six months ended June 30, 2013

Unaudited condensed financial information as of and for the nine months ended September 30, 2013

•	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012
•	Consolidated Statements of Operations for the nine and three months ended September 30, 2013 and 2012
•	Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended September 30, 2013 and 2012
•	Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012
•	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012
•	Notes to Consolidated Financial Statements as of and for the nine months ended September 30, 2013

2.	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

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

By:	/s/ Michael S. Addy	Date: May 19, 2014
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: May 19, 2014
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: May 19, 2014
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: May 19, 2014
D. Singleton Bailey, Director

By:	/s/ James R. Clarkson	Date: May 19, 2014
James R. Clarkson, Director, President and
Chief Executive Officer (Principal Executive
Officer)

By:	/s/ Tommie W. Grainger	Date: May 19, 2014
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: May 19, 2014
Edward L. Loehr, Jr., Chief Financial
Officer (Principal Financial and Accounting
Officer)

By:	/s/ Gwyn G. McCutchen	Date: May 19, 2014
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: May 19, 2014
T. Freddie Moore, Director

By:	/s/ Carroll D. Padgett, Jr.	Date: May 19, 2014
Carroll D. Padgett, Jr., Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 23, 2012).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1	HCSB Financial Corporation Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).*

10.2	Form of Restricted Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).*

10.4	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.5	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.6	ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.7	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.8	Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.9	Form of Salary Continuation Agreement adopted April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2008).*

10.10	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).

10.11	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).

10.12	Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).

10.13	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 12, 2011).

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the quarterly periods ended March 31, 2013, June 30, 2013 and September 30 2013, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.