Form 10-Q
period 2014-03-31
HCSB FINANCIAL CORP
filed 2014-05-20
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of May 13, 2014.

PART II. OTHER INFORMATION

SIGNATURES

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands except share amounts)	2014	2013
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$39,063	$28,081

Securities available-for-sale	114,109	94,602
Nonmarketable equity securities	1,567	1,743
Total investment securities	115,676	96,345

Loans receivable	255,093	256,424
Less allowance for loan losses	(9,028)	(9,443)
Loans, net	246,065	246,981

Premises and equipment, net	20,682	20,802
Accrued interest receivable	2,268	2,197
Cash value of life insurance	11,084	11,002
Other real estate owned	22,067	24,972
Other assets	967	4,206
Total assets	$457,872	$434,586

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$36,551	$33,081
Interest-bearing transaction accounts	40,644	42,723
Money market savings accounts	83,445	78,829
Other savings accounts	9,681	8,872
Time deposits $100 and over	171,313	156,582
Other time deposits	84,843	85,957
Total deposits	426,477	406,044

Repurchase agreements	1,112	1,337
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	3,789	3,305
Other liabilities	804	1,094
Total liabilities	471,430	451,028

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; authorized 5,000,000 shares; issued and outstanding 12,895	12,828	12,771
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(53,953)	(54,213)
Accumulated other comprehensive loss	(3,706)	(6,273)
Total shareholders’ deficit	(13,558)	(16,442)
Total liabilities and shareholders’ deficit	$457,872	$434,586

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(Dollars in thousands except share amounts)	2014	2013
Interest income:
Loans, including fees	$3,405	$3,734
Investment securities:
Taxable	695	395
Tax-exempt	10	12
Nonmarketable equity securities	11	8
Other interest income	18	23
Total	4,139	4,172
Interest expense:
Deposits	768	859
Borrowings	541	538
Total	1,309	1,397
Net interest income	2,830	2,775
Provision for loan losses	—	(1,000)
Net interest income after provision for loan losses	2,830	3,775

Noninterest income:
Service charges on deposit accounts	221	232
Credit life insurance commissions	4	5
Gains on sales of securities available-for-sale	51	84
Gains on sales of mortgage loans	42	77
Other fees and commissions	94	67
Brokerage commissions	14	34
Income from cash value of life insurance	109	114
Other operating income	78	80
Total	613	693

Noninterest expenses:
Salaries and employee benefits	1,429	1,571
Net occupancy expense	302	302
Furniture and equipment expense	239	262
Marketing expense	9	2
FDIC insurance premiums	396	380
Net cost of (profit from) operations of other real estate owned	(163)	422
Other operating expenses	876	865
Total	3,088	3,804
Income before income taxes	355	664
Income tax expense	38	—
Net income	$317	$664
Accretion of preferred stock to redemption value	(57)	(53)
Preferred dividends	(165)	(163)
Net income (loss) available to common shareholders	$95	$448
Net income (loss) per common share
Basic	$0.03	$0.12
Diluted	$0.03	$0.12
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013

Net income	$317	$664
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	2,618	119
Tax expense	—	—
Reclassification to realized gains	(51)	(84)
Tax expense	—	—
Other comprehensive income	2,567	35
Comprehensive income	$2,884	$699

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2014 and 2013

(unaudited)

								Accumulated
			Common				Retained	Other
	Common Stock		Stock	Preferred Stock		Capital	Earnings	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	(Deficit)	Income(Loss)	Total

(Dollars in thousands except share data)
Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$30,224	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	664	—	664
Other comprehensive income	—	—	—	—	—	—	—	35	35
Accretion of preferred stock to redemption value	—	—	—	—	53	—	(53)	—	—
Balance, March 31, 2013	3,738,337	$37	$1,012	12,895	$12,625	$30,224	$(55,166)	$205	$(11,063)

Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,771	$30,224	$(54,213)	$(6,273)	$(16,442)
Net income	—	—	—	—	—	—	317	—	317
Other comprehensive income	—	—	—	—	—	—	—	2,567	2,567
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, March 31, 2014	3,738,337	$37	$1,012	12,895	$12,828	$30,224	$(53,953)	$(3,706)	$(13,558)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$317	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	215
Provision for loan losses	—	(1,000)
Amortization less accretion on investments	4	156
Net gains on sales of securities available-for-sale	(51)	(84)
(Gains) losses on sales of other real estate owned	(345)	4
Writedowns of other real estate owned	12	221
Increase in accrued interest payable	484	400
(Increase) decrease in accrued interest receivable	(71)	198
(Increase) decrease in other assets	3,239	(390)
Income (net of mortality cost) on cash value of life insurance	(82)	(89)
Decrease in other liabilities	(290)	(119)
Net cash provided by operating activities	3,408	176

Cash flows from investing activities:
Decrease in loans to customers	486	5,620
Purchases of securities available-for-sale	(27,016)	(19,949)
Maturities, calls and principal paydowns of securities available-for-sale	2,699	4,987
Proceeds from sale of other real estate owned	3,668	696
Proceeds from sales of securities available-for-sale	7,424	19,497
Redemptions of nonmarketable equity securities	176	240
Purchases of premises and equipment, net	(71)	—
Net cash provided by (used by) investing activities	(12,634)	11,091

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	6,816	(43)
Net increase (decrease) in time deposits	13,617	(856)
Net decrease in repurchase agreements	(225)	(489)
Net cash provided by (used by) financing activities	20,208	(1,388)

Net increase in cash and cash equivalents	10,982	9,879
Cash and cash equivalents, beginning of period	28,081	46,600
Cash and cash equivalents, end of period	$39,063	$56,479

Cash paid during the period for:
Income taxes	$6	$—
Interest	$825	$997

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$430	$5,256

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of HCSB Financial Corporation (the “Company”) which was incorporated on June 10, 1999 to serve as a bank holding company for its wholly owned subsidiary, Horry County State Bank (the “Bank”). The Bank was incorporated on December 18, 1987, and opened for operations on January 4, 1988. The principal business activity of the Company is to provide commercial banking services in Horry County, South Carolina, and in Columbus and Brunswick Counties, North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities. The operations of the Trust have not been consolidated in these financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2014 and for the interim periods ended March 31, 2014 and 2013 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2013 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2014.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments. On May 19, 2014, the dividend rate will increase from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of March 31, 2014, the Company had $2.1 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 13 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At March 31, 2014 and December 31, 2013, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are those related to stock options and restricted stock awards. Stock options which are anti-dilutive are excluded from the calculation of diluted net income (loss) per common share.

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

In April 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The amendments did not have a material effect on the Bank’s financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Bank for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Bank does not expect these amendments to have a material effect on its financial statements.

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Additionally, the Company is subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between us and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP Warrant to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the U.S. Treasury.

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the March 31, 2014 presentation.

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 71.37% as of March 31, 2014 and 68.8% as of December 31, 2013.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

Notes to Unaudited CONDENSED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of March 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses during over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2014. Prior to 2009, the Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past five years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. Specifically, nonperforming assets at March 31, 2014 were $57.7 million compared to $60.6 million at December 31, 2013 and $72.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 12.59%, 13.95% and 15.39% as of March 31, 2014, and December 31, 2013 and 2012, respectively. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have decreased from $17.6 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013. Year-to-date net charge-offs for the three months ended March 31, 2014 were $415 thousand.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2014 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of March 31, 2014, the Bank is categorized as significantly undercapitalized.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2014
Government-sponsored enterprises	$57,006	$3	$(3,631)	$53,378
Mortgage-backed securities	58,517	449	(546)	58,420
Obligations of state and local governments	2,292	89	(70)	2,311
Total	$117,815	$541	$(4,247)	$114,109

December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

The following is a summary of maturities of securities available-for-sale as of March 31, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,040	$1,129
Due after five years but within ten years	17,638	17,436
Due after ten years	99,137	95,544
Total	$117,815	$114,109

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$33,851	$(1,802)	$18,018	$(1,829)	$51,869	$(3,631)
Mortgage-backed securities	15,868	(274)	5,596	(272)	21,464	(546)
Obligations of state and local governments	600	(16)	582	(54)	1,182	(70)
Total	$50,319	$(2,092)	$24,196	$(2,155)	$74,515	$(4,247)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At March 31, 2014, the Company had eight government-sponsored enterprise securities, four mortgage-backed securities and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At March 31, 2014, investment securities with a book value of $39.3 million and a market value of $37.2 million were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $7.4 million and $19.5 million for the three-month periods ended March 31, 2014 and 2013, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows

(Dollars in thousands)	Three months ended March 31,
	2014	2013
Gross realized gains	$64	$84
Gross realized losses	(13)	—
Net gain	$51	$84

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

Loans consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Residential	$82,839	$84,335
Commercial Real Estate	130,302	130,450
Commercial	34,371	33,711
Consumer	7,581	7,928
Total gross loans	$255,093	$256,424

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended March 31, 2014 and 2013 and as of and for the year ended December 31, 2013, by portfolio segment:

March 31, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,020	$5,312	$144	$2,967	$9,443
Charge-offs	(85)	(126)	(166)	(451)	(828)
Recoveries	113	189	13	98	413
Provision	(28)	(150)	224	(46)	—
Ending balance	$1,020	$5,225	$215	$2,568	$9,028

Ending balances:
Individually evaluated for impairment	$277	$2,537	$28	$881	$3,723
Collectively evaluated for impairment	$743	$2,688	$187	$1,687	$5,305

Loans receivable:

Ending balance, total	$34,371	$130,302	$7,581	$82,839	$255,093

Ending balances:
Individually evaluated for impairment	$4,266	$30,241	$597	$11,555	$46,659
Collectively evaluated for impairment	$30,105	$100,061	$6,984	$71,284	$208,434

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2014 and December 31, 2013.

March 31, 2014

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans Receivable	Non-accrual

Commercial	$406	$1	$638	$1,045	$33,326	$34,371	$638
Commercial real estate:
Construction	654	212	2,229	3,095	36,877	39,972	4,079
Other	1,783	—	3,544	5,327	85,003	90,330	4,348
Real Estate:
Residential	4,057	814	1,256	6,127	76,712	82,839	1,834
Consumer:
Other	141	12	356	509	6,327	6,836	356
Revolving credit	18	13	—	31	714	745	—
Total	$7,059	$1,052	$8,023	$16,134	$238,959	$255,093	$11,255

December 31, 2013

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans Receivable	Non-accrual
Commercial	$771	$146	$407	$1,324	$32,387	$33,711	$430
Commercial real estate:
Construction	215	33	2,243	2,491	36,408	38,899	4,208
Other	1,156	—	3,414	4,570	86,981	91,551	4,017
Real Estate:
Residential	2,188	830	1,381	4,399	79,936	84,335	1,936
Consumer:
Other	191	219	35	445	6,710	7,155	40
Revolving credit	18	3	—	21	752	773	—
Total	$4,539	$1,231	$7,480	$13,250	$243,174	$256,424	$10,631

There were no loans outstanding 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2014 and December 31, 2013.

March 31, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,201	$—	$794	$—	$1,995
Grade 2 – Modest	777	1,021	107	1,679	3,584
Grade 3 – Average	4,031	6,097	833	3,278	14,239
Grade 4 – Satisfactory	18,034	68,641	4,824	53,709	145,208
Grade 5 – Watch	2,745	16,686	210	6,648	26,289
Grade 6 – Special Mention	1,805	8,991	145	4,934	15,875
Grade 7 – Substandard	5,778	28,866	668	12,591	47,903
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$34,371	$130,302	$7,581	$82,839	$255,093

December 31, 2013

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$33,711	$130,450	$7,928	$84,335	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of March 31, 2014, $165.0 million, or 64.7% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2014 loans with a credit grade of “watch” and “special mention” totaled $42.2 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At March 31, 2014, classified loans totaled $47.9 million, with $41.5 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2014, the recorded investment in impaired loans was $46.7 million, compared to $45.7 million at December 31, 2013.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $31.6 million and $31.5 million, by category as of March 31, 2014 and December 31, 2013, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

March 31, 2014

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,801	$1,990	$—	$1,860	$18
Commercial real estate	14,701	17,610	—	15,018	149
Residential	4,397	5,405	—	4,913	94
Consumer	374	426	—	374	2
Total:	$21,273	$25,431	$—	$22,165	$263
With an allowance recorded:
Commercial	2,465	2,465	277	2,495	19
Commercial real estate	15,540	15,540	2,537	15,550	96
Residential	7,158	7,158	881	7,171	77
Consumer	223	223	28	224	3
Total:	$25,386	$25,386	$3,723	$25,440	$195
Total:
Commercial	4,266	4,455	277	4,355	37
Commercial real estate	30,241	33,150	2,537	30,568	245
Residential	11,555	12,563	881	12,084	171
Consumer	597	649	28	598	5
Total:	$46,659	$50,817	$3,723	$47,605	$458

December 31, 2013

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,464	$1,657	$—	$1,621	$50
Commercial real estate	14,120	17,052	—	14,275	606
Residential	3,729	4,366	—	3,901	206
Consumer	55	79	—	60	7
Total:	$19,368	$23,154	$—	$19,857	$869
With an allowance recorded:
Commercial	2,482	2,482	218	2,556	106
Commercial real estate	15,420	15,747	2,455	15,674	469
Residential	8,241	8,454	1,105	8,381	384
Consumer	168	168	18	163	8
Total:	$26,311	$26,851	$3,796	$26,774	$967
Total:
Commercial	3,946	4,139	218	4,177	156
Commercial real estate	29,540	32,799	2,455	29,949	1,075
Residential	11,970	12,820	1,105	12,282	590
Consumer	223	247	18	223	15
Total:	$45,679	$50,005	$3,796	$46,631	$1,836

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming TDRs	$7,255	$6,443
Performing TDRs:
Commercial	3,416	3,496
Commercial real estate	13,963	14,673
Residential	6,728	6,690
Consumer	233	151
Total performing TDRs	24,340	25,010
Total TDRs	$31,595	$31,453

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Three Months ended March 31, 2014

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	3	$177	$177	—	$—	$—
Residential	1	29	31	—	—	—
Total	4	$206	$208	—	$—	$—

During the quarter ended March 31, 2014, four loans were modified that were considered to be TDRs. Term concessions were granted for all four loans.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Commitments to extend credit	$30,423	$29,836
Standby letters of credit	360	361

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$24,972	$19,464
Additions	430	17,659
Sales	(3,323)	(11,383)
Write-downs	(12)	(768)
Balance, end of period	$22,067	$24,972

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2014:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of March 31, 2014 we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At March 31, 2014, the Company had pledged as collateral for FHLB advances approximately $2.0 million of one-to-four family first mortgage loans, $5.5 million of commercial real estate loans, $4.6 million in home equity lines of credit, $46 thousand in multifamily loans and $13.5 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.4 million. The Company has $7.1 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of March 31, 2014, scheduled principal reductions include $5.0 million in the fourth quarter of 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $76 thousand at March 31, 2014 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $1 thousand for each of the periods ended March 31, 2014 and 2013. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and as a result, the Company has deferred interest payments in the amount of approximately $587 thousand as of March 31, 2014.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $2.9 million as of March 31, 2014.

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock – In March 2009, in connection with the CPP, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Series T Preferred Stock. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years.

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

Notes to unaudited CONDENSED Consolidated Financial Statements

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments. On May 15, 2014, the dividend rate will increase from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of March 31, 2014, the Company had $2.1 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 13 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings in June and July 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2014 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of March 31, 2014, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

Notes to unaudited CONDENSED Consolidated Financial Statements

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

At March 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(9,852)	(3.13)%	$25,143	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(9,852)	(3.13)%	$12,571	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(9,852)	(2.17)%	$18,153	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,462	4.61%	$25,122	8.00%	$31,402	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$10,474	3.34%	$12,561	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$10,474	2.33%	$17,996	4.00%	$35,991	8.00%

December 31, 2013
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$25,512	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$12,756	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(10,169)	(2.23)%	$18,242	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$13,842	4.34%	$25,505	8.00%	$31,881	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$9,789	3.07%	$12,753	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$9,789	2.17%	$18,067	4.00%	$36,135	8.00%

(1) Minimum capital amounts and ratios presented as of March 31, 2014 and December 31, 2013, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of March 31, 2014 and December 31, 2013, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2014	2013

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$95	$448

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic income (loss) per common share	$0.03	$0.12

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$95	$448

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted income (loss) per common share	$0.03	$0.12

For the three month periods ended March 31, 2014 and 2013, there were 91,714 common stock equivalents outstanding which were not included in the diluted calculation because the exercise price of the common stock equivalents exceeded the market value of the stock.

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

Notes to unaudited CONDENSED Consolidated Financial Statements

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

Notes to unaudited CONDENSED Consolidated Financial Statements

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

March 31, 2014			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$39,063	$39,063	$39,063	$—	$—
Securities available-for-sale	114,109	114,109	—	114,109	—
Nonmarketable equity securities	1,567	1,567	—	—	1,567
Loans, net	246,065	247,540	—	—	247,540

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	170,321	170,321	170,321	—	—
Certificates of deposit	256,156	258,327	—	258,327	—
Repurchase agreements	1,112	1,112	—	1,112	—
Advances from the Federal Home Loan Bank	22,000	23,370	—	23,370	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$30,423	n/a
Standby letters of credit	360	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the years ended March 31, 2014 and December 31, 2013, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Government sponsored enterprises	$53,378	$—	$53,378	$—
Mortgage-backed securities	58,420	—	58,420	—
Obligations of state and local governments	2,311	—	2,311	—
Total	$114,109	$—	$114,109	$—

December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2014 and December 31, 2013.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Impaired loans, net of valuation allowance	$42,936	$—	$—	$42,936
Other real estate owned	22,067	—	—	22,067
Total	$65,003	$—	$—	$65,003

December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014.

(Dollars in thousands)
	March 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,989	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-76.11%
		Flows	Independent quotes	(10.92%)

Commercial real estate	27,704	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-73.42%
		Flows	Independent quotes	(17.06%)

Residential	10,674	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(30.92%)

Consumer	569	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-64.65%
		Flows	Independent quotes	(9.83%)

Other real estate owned	22,067	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

Notes to unaudited CONDENSED Consolidated Financial Statements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the three months ended March 31, 2014, the Bank had a net income of $317 thousand compared to net income of $664 thousand for the three months ended March 31, 2013. The decrease in net income during the first quarter of 2014 was primarily attributable to a provision expense in the amount of $1.0 million that was recaptured during the three months ended March 31, 2013 while no provision expense was recorded for the first quarter of 2014. In addition, noninterest expense decreased $716 thousand for the first quarter of 2014 as compared to the first quarter of 2013.

Total assets at March 31, 2014 were $457.9 million, an increase of $23.3 million from $434.6 million at December 31, 2013. Cash and cash equivalents also increased $11.0 million from December 31, 2013 to March 31, 2014. Deposit growth of $20.4 million was used for purchases of investment securities available-for-sale which increased $19.5 million. The Bank’s budget for the first quarter of 2014 included slight growth in earning assets.  In order to accomplish this goal, management increased QuickRate deposits by design during the quarter ended March 31, 2014 to accompany slight growth in non-interest-bearing demand deposits and money market deposits to support the increase in the securities portfolio that was achieved during the quarter. The deposit growth was a strategic move by management but was not the result of any increase in deposit rates offered during the quarter.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2014 and 2013

The Company experienced a decrease of $33 thousand in total interest income for the three months ended March 31, 2014. A decrease in interest, including fees, on our loan portfolio of $329 thousand, or 8.8% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was partially offset by an increase of $300 thousand in interest income on taxable available-for-sale securities due to the increase in volume of the securities. Declines in rates resulted in a decrease to total interest expense of $88 thousand, or 6.3% for the three month period in 2014 compared to the three month period in 2013. Net interest income increased $55 thousand for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the three month period ended March 31, 2014. Provisions were recaptured during the three months ended March 31, 2013 in the amount of $1.0 million.

Noninterest income decreased $80 thousand to $613 thousand for the three months ended March 31, 2014 as compared to $693 thousand for the three months ended March 31, 2013.

Noninterest expense decreased from $3.8 million for the three months ended March 31, 2013 to $3.1 million for the three months ended March 31, 2014 primarily due to lower costs of operations of other real estate owned as a result of gains on the sale of other real estate owned amounting to $345 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of March 31, 2014 and December 31, 2013, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $19.5 million, or 20.6%, from $94.6 million at December 31, 2013 to $114.1 million at March 31, 2014. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at March 31, 2014.

March 31, 2014 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$8,417	$48,589	$57,006	$53,378
Mortgage backed securities	—	—	8,586	49,931	58,517	58,420
State and political subdivisions	—	1,040	635	617	2,292	2,311
Total	$—	$1,040	$17,638	$99,137	$117,815	$114,109

Weighted average yields
Government sponsored enterprises	—%	—%	2.32%	3.04%
Mortgage backed securities	—%	—%	2.08%	2.40%
State and political subdivisions	—%	3.51%	2.53%	4.07%
Total	—%	3.51%	2.21%	2.72%	2.65%

					Book	Market
December 31, 2013 (in thousands)					Value	Value
Investment securities
Government sponsored enterprises					$60,628	$55,075
Mortgage backed securities					37,731	37,034
States and political subdivisions					2,516	2,493
Total					$100,875	$94,602

Loan Portfolio

The Company experienced a decline in its loan portfolio during the three months ended March 31, 2014, of $1.3 million. The following table sets forth the composition of the loan portfolio by category as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Commercial construction and land development	$39,972	$38,899
Other commercial real estate	90,330	91,551
Residential construction	2,305	3,038
Other residential	80,534	81,297
Commercial and industrial	34,371	33,711
Consumer	7,581	7,928
	$255,093	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.5% of our loan portfolio at March 31, 2014. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 13.5% and 3.0% of the loan portfolio, respectively.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of March 31, 2014.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $35.6 million or 13.90% of total loans at the end of 2013 compared to nonperforming loans at March 31, 2014 of $35.6 million or 13.95% of total loans.

At March 31, 2014, nonperforming assets were $57.7 million compared to $60.6 million at December 31, 2013. Loans transferred to other real estate owned of $430 thousand were offset by sales of other real estate owned of $3.3 million and writedowns of $12 thousand for the three month period ended March 31, 2014. As a percentage of total assets, nonperforming assets were 12.59% and 13.95% as of March 31, 2014 and December 31, 2013, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	March 31,	December 31,
Nonperforming Assets	2014	2013
(Dollars in thousands)
Nonaccrual loans	$11,255	$10,631
Performing troubled debt restructurings	24,340	25,010
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	35,595	35,641
Other real estate owned	22,067	24,972
Total nonperforming assets	$57,662	$60,613

Nonperforming assets to total assets	12.59%	13.95%
Nonperforming loans to total loans	13.95%	13.90%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2014, the recorded investment in impaired loans was $46.7 million compared to $45.7 million at December 31, 2013.

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

At March 31, 2014, the principal balance of troubled debt restructurings totaled $31.6 million. Of these restructured loans, $24.3 million were performing as expected under the new terms and $7.3 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

At March 31, 2014, the allowance for loan losses was $9.0 million or 3.54% of total loans compared to $9.4 million or 3.68% of total loans as of December 31, 2013. Reserves specifically set aside for impaired loans of $3.7 million and $3.8 million were included in the allowance as of March 31, 2014 and December 31, 2013, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Three months ended	Year ended
(Dollars in thousands)	March 31,	December 31,
	2014	2013
Total loans outstanding at end of period	$255,093	$256,424

Allowance for loan losses, beginning of period	$9,443	$14,150

Charge offs:
Real estate	(577)	(5,568)
Commercial	(85)	(1,691)
Consumer	(166)	(217)
Total charge-offs	(828)	(7,476)

Recoveries of loans previously charged off	413	4,266
Net charge-offs	(415)	(3,210)

Provision charged to operations	—	(1,497)
Allowance for loan losses at end of period	$9,028	$9,443

Ratios:
Allowance for loan losses to loans at end of period	3.54%	3.68%
Net charge-offs to allowance for loan losses	4.60%	33.99%
Net charge-offs to provisions for loan losses	n/a	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the three months ended March 31, 2014 and for the year ended December 31, 2013.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2014
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000
December 31, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Shareholders’ deficit decreased from a deficit of $16.4 million at December 31, 2013 to a deficit of $13.6 million at March 31, 2014. The decrease of $2.8 million is primarily attributable to lower unrealized losses of $2.6 million on our available-for-sale securities which are included in accumulated other comprehensive loss in addition to net income of $317 thousand for the period.

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

In addition, Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. For a more detailed description of the capital amounts required to be obtained in order for the Bank to be considered “well-capitalized,” see Note 9 to our Financial Statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
(Dollars in thousands)
The Company
Tier 1 capital	$(9,852)	$(10,169)
Tier 2 capital	—	—
Total qualifying capital	$(9,952)	$(10,169)

Risk-adjusted total assets
(including off-balance sheet exposures)	$314,281	$318,900

Tier 1 risk-based capital ratio	(3.13)%	(3.19)%
Total risk-based capital ratio	(3.13)%	(3.19)%
Tier 1 leverage ratio	(2.17)%	(2.23)%

The Bank
Tier 1 capital	$10,474	$9,789
Tier 2 capital	3,988	4,053
Total qualifying capital	$14,462	$13,842

Risk-adjustment total assets
(including off-balance sheet exposures)	$314,024	$318,813

Tier 1 risk-based capital ratio	3.34%	3.07%
Total risk-based capital ratio	4.61%	4.34%
Tier 1 leverage ratio	2.33%	2.17%

At March 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

Approximately $10.7 million in capital would return the Bank to “adequately capitalized” and $25.5 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of March 31, 2014. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 — “Going Concern” located in the notes to our consolidated financial statements.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2013, as filed on our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

As of March 31, 2014, the Company had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $78.7 million at March 31, 2014. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

As of March 31, 2014, commitments to extend credit totaled $30.4 million and standby letters of credit totaled $360 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of March 31, 2014 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

•	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion.

•	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Mr. Shelley’s attorney subsequently filed a Motion to Reconsider.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents.

•	On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

•	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014 Mr. Snyder sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. He is alleging that he and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. Mr. Snyder has brought this case on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit.

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Deborah Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that it improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The Bank has engaged legal counsel and intends to vigorously defend against this lawsuit.

•	On or about January 10, 2013 and January 9, 2014, the SEC served the Company and Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The case/investigation number is A-3459. The Company and Bank provided timely responses to both subpoenas and continues to work closely with the SEC to provide them with any further documents they may need.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2014	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2014	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-63-