Form 10-Q
period 2014-06-30
HCSB FINANCIAL CORP
filed 2014-08-12
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

      FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,738,337 shares of common stock, par value $.01 per share, were issued and outstanding as of August 12, 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands except share amounts)	2014	2013
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$29,368	$28,081

Securities available-for-sale	120,420	94,602
Nonmarketable equity securities	1,567	1,743
Total investment securities	121,987	96,345

Loans receivable	251,372	256,424
Less allowance for loan losses	(6,974)	(9,443)
Loans, net	244,398	246,981

Premises and equipment, net	20,564	20,802
Accrued interest receivable	2,049	2,197
Cash value of life insurance	11,167	11,002
Other real estate owned	21,880	24,972
Other assets	1,213	4,206
Total assets	$452,626	$434,586

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$44,101	$33,081
Interest-bearing transaction accounts	40,588	42,723
Money market savings accounts	80,810	78,829
Other savings accounts	10,094	8,872
Time deposits $100 and over	163,710	156,582
Other time deposits	79,838	85,957
Total deposits	419,141	406,044

Repurchase agreements	1,194	1,337
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	3,940	3,305
Other liabilities	893	1,094
Total liabilities	464,416	451,028

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized;
12,895 shares issued and outstanding	12,828	12,771
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,738,337 shares issued and outstanding	37	37
Capital surplus	30,224	30,224
Common stock warrant	1,012	1,012
Retained deficit	(54,027)	(54,213)
Accumulated other comprehensive loss	(1,864)	(6,273)
Total shareholders’ deficit	(11,790)	(16,442)
Total liabilities and shareholders’ deficit	$452,626	$434,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
(Dollars in thousands except share amounts)	2014	2013	2014	2013
Interest income:
Loans, including fees	$6,802	$7,492	$3,397	$3,758
Investment securities:
Taxable	1,384	813	689	418
Tax-exempt	14	23	4	11
Nonmarketable equity securities	26	16	15	8
Other interest income	34	51	16	28
Total	8,260	8,395	4,121	4,223
Interest expense:
Deposits	1,538	1,677	770	818
Borrowings	1,025	1,085	484	547
Total	2,563	2,762	1,254	1,365
Net interest income	5,697	5,633	2,867	2,858
Provision for loan losses	—	(1,497)	—	(497)
Net interest income after provision for loan losses	5,697	7,130	2,867	3,355

Noninterest income:
Service charges on deposit accounts	445	449	224	217
Credit life insurance commissions	6	8	2	3
Gains on sales of securities available-for-sale	100	297	49	213
Gains on sales of mortgage loans	114	129	72	52
Other fees and commissions	237	139	143	72
Brokerage commissions	35	117	21	83
Income from cash value of life insurance	218	224	109	110
Other operating income	164	188	86	108
Total	1,319	1,551	706	858
Noninterest expenses:
Salaries and employee benefits	2,860	3,079	1,431	1,508
Net occupancy expense	624	599	322	297
Furniture and equipment expense	514	509	275	247
Marketing expense	11	3	2	1
FDIC insurance premiums	811	783	415	403
Net cost of operations of other real estate owned	161	1,136	324	714
Other operating expenses	1,741	1,831	865	966
Total	6,722	7,940	3,634	4,136

Income (loss) before income taxes	294	741	(61)	77
Income tax expense	51	—	13	—
Net income (loss)	$243	$741	$(74)	$77

Accretion of preferred stock to redemption value	(57)	(107)	—	(54)
Preferred dividends	(461)	(326)	(296)	(163)

Net income (loss) available to common shareholders	$(275)	$308	$(370)	$(140)

Net income (loss) per common share
Basic	$(0.07)	$0.08	$(0.10)	$(0.04)
Diluted	$(0.07)	$0.08	$(0.10)	$(0.04)
Weighted average common shares outstanding
Basic and diluted	3,738,337	3,738,337	3,738,337	3,738,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2014	2013

Net income	$243	$741
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	4,509	(3,181)
Tax expense	—	—
Reclassification to realized gains	(100)	(297)
Tax expense	—	—
Other comprehensive income (loss)	4,409	(3,478)
Comprehensive income (loss)	$4,652	$(2,737)

	Three months ended June 30,
(Dollars in thousands)	2014	2013

Net income (loss)	$(74)	$77
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,891	(3,300)
Tax expense	—	—
Reclassification to realized gains	(49)	(213)
Tax expense	—	—
Other comprehensive income (loss)	1,842	(3,513)
Comprehensive income (loss)	$1,768	$(3,436)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2014 and 2013

(unaudited)

								Accumulated
								Other
			Common				Retained	Compre-
	Common Stock		Stock	Preferred Stock		Capital	Earnings	hensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	(Deficit)	Income(Loss)	Total

(Dollars in thousands except share data)
Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,572	$30,224	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	741	—	741
Other comprehensive loss	—	—	—	—	—	—	—	(3,478)	(3,478)
Accretion of preferred stock to redemption value	—	—	—	—	107	—	(107)	—	—
Balance, June 30, 2013	3,738,337	$37	$1,012	12,895	$12,679	$30,224	$(55,143)	$(3,308)	$(14,499)

Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,771	$30,224	$(54,213)	$(6,273)	$(16,442)
Net income	—	—	—	—	—	—	243	—	243
Other comprehensive income	—	—	—	—	—	—	—	4,409	4,409
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, June 30, 2014	3,738,337	$37	$1,012	12,895	$12,828	$30,224	$(54,027)	$(1,864)	$(11,790)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$243	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	425
Provision for loan losses	—	(1,497)
Amortization less accretion on investments	94	228
Net gains on sales of securities available-for-sale	(100)	(297)
Net gains on sales of other real estate owned	(337)	(42)
Writedowns of other real estate owned	13	556
Increase in accrued interest payable	635	576
Decrease in accrued interest receivable	148	46
(Increase) decrease in other assets	2,993	(157)
Income (net of mortality cost) on cash value of life insurance	(165)	(174)
Increase (decrease) in other liabilities	(201)	329
Net cash provided by operating activities	3,727	734

Cash flows from investing activities:
Decrease in loans to customers	1,678	7,038
Purchases of securities available-for-sale	(47,826)	(40,187)
Maturities, calls and principal paydowns of securities available-for-sale	7,920	7,752
Proceeds from sales of other real estate owned	4,321	2,559
Proceeds from sales of securities available-for-sale	18,503	25,885
Redemptions of nonmarketable equity securities	176	240
Purchases of premises and equipment, net	(166)	(8)
Net cash provided by (used by) investing activities	(15,394)	3,279

Cash flows from financing activities:
Net increase in demand deposits and savings	12,088	10,052
Net increase (decrease) in time deposits	1,009	(12,110)
Net increase (decrease) in repurchase agreements	(143)	1,167
Net cash provided by (used by) financing activities	12,954	(891)

Net increase in cash and cash equivalents	1,287	3,122
Cash and cash equivalents, beginning of period	28,081	46,600
Cash and cash equivalents, end of period	$29,368	$49,722

Cash paid during the period for:
Income taxes	$37	$—
Interest	$1,928	$2,186

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$905	$7,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2014 and for the interim periods ended June 30, 2014 and 2013 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2013 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2014.

On March 6, 2009, as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. Refer to the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments on the trust preferred securities. On May 15, 2014, the dividend rate on the Series T Preferred Stock increased from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of June 30, 2014, the Company had $2.4 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 14 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not exercised its right to elect two directors to fill newly created directorships and has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has never paid a cash dividend, but, as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

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

Loans Receivable - Loans receivable are stated at their unpaid principal balance, less any charge-offs. Interest income on loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 40 years; and furniture and equipment - three to 25 years. The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the income statement.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At June 30, 2014 and December 31, 2013, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive.

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

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Additionally, the Company is subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between us and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting on making golden parachute payments to senior executives; (4) prohibiting tax gross-up provisions; and (5) agreeing not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the June 30, 2014 presentation.

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

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 71.76% as of June 30, 2014 and 68.76% as of December 31, 2013.

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

We believe we have complied with this provision of the Consent Order. In the second quarter of 2010, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review. An independent review of the Bank’s credit portfolio was most recently completed in the second quarter of 2014.

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

Submit, by March 12, 2011, a written plan to the supervisory authorities for eliminating its reliance on brokered deposits.	We believe we have complied with this provision of the Consent Order.
Adopt, by April 11, 2011, an employee compensation plan after undertaking an independent review of compensation paid to all of the Bank’s senior executive officers.	We believe we have complied with this provision of the Consent Order.
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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of June 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2014. Prior to 2009, the Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past five years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. Specifically, nonperforming assets at June 30, 2014 were $56.3 million compared to $60.6 million at December 31, 2013 and $72.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 12.45%, 13.95% and 15.39% as of June 30, 2014, and December 31, 2013 and 2012, respectively. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have decreased from $17.6 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013. Year-to-date net charge-offs for the six months ended June 30, 2014 were $2.5 million.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of June 30, 2014, the Bank is categorized as significantly undercapitalized.

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

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2014
Government-sponsored enterprises	$50,531	$24	$(2,080)	$48,475
Mortgage-backed securities	70,507	807	(568)	70,746
Obligations of state and local governments	1,248	—	(49)	1,199
Total	$122,286	$831	$(2,697)	$120,420

December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

The following is a summary of maturities of securities available-for-sale as of June 30, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,491	$1,501
Due after five years but within ten years	21,156	20,974
Due after ten years	99,639	97,945
Total	$122,286	$120,420

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	June 30, 2014

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$4,893	$(107)	$38,057	$(1,973)	$42,950	$(2,080)
Mortgage-backed securities	13,166	(237)	9,492	(331)	22,658	(568)
Obligations of state and local governments	608	(8)	591	(41)	1,199	(49)
Total	$18,667	$(352)	$48,140	$(2,345)	$66,807	$(2,697)

	December 31, 2013

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At June 30, 2014, the Company had 18 government-sponsored enterprise securities, six mortgage-backed securities and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At June 30, 2014, investment securities with a book value of $45.3 million and a market value of $44.0 million were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $18.5 million and $25.9 million for the six-month periods ended June 30, 2014 and 2013, respectively and $11.1 million and $6.4 million for the three-month periods ended June 30, 2014 and 2013, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross realized gains	$71	$213	$135	$297
Gross realized losses	(22)	—	(35)	—
Net gain	$49	$213	$100	$297

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

Loans consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Residential	$83,275	$84,335
Commercial Real Estate	123,744	130,450
Commercial	36,796	33,711
Consumer	7,557	7,928
Total gross loans	$251,372	$256,424

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended June 30, 2014 and 2013 and as of and for the year ended December 31, 2013, by portfolio segment:

June 30, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,020	$5,312	$144	$2,967	$9,443
Charge-offs	(278)	(2,258)	(283)	(595)	(3,414)
Recoveries	417	353	18	157	945
Provision	(34)	452	450	(868)	—
Ending balance	$1,125	$3,859	$329	$1,661	$6,974

Ending balances:
Individually evaluated for impairment	$283	$910	$13	$711	$1,917
Collectively evaluated for impairment	$842	$2,949	$316	$950	$5,057

Loans receivable:

Ending balance, total	$36,796	$123,744	$7,557	$83,275	$251,372

Ending balances:
Individually evaluated for impairment	$4,752	$26,711	$503	$12,306	$44,272
Collectively evaluated for impairment	$32,044	$97,033	$7,054	$70,969	$207,100

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2014 and December 31, 2013.

June 30, 2014

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$14	$63	$38	$115	$36,681	$36,796	$358
Commercial real estate:
Construction	135	—	505	640	35,596	36,236	2,958
Other	226	92	2,767	3,085	84,423	87,508	2,892

Real Estate:
Residential	756	853	2,736	4,345	78,930	83,275	3,121

Consumer:
Other	8	29	28	65	6,835	6,900	57
Revolving credit	2	1	3	6	651	657	289

Total	$1,141	$1,038	$6,077	$8,256	$243,116	$251,372	$9,675

December 31, 2013

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$771	$146	$407	$1,324	$32,387	$33,711	$430
Commercial real estate:
Construction	215	33	2,243	2,491	36,408	38,899	4,208
Other	1,156	—	3,414	4,570	86,981	91,551	4,017

Real Estate:
Residential	2,188	830	1,381	4,399	79,936	84,335	1,936

Consumer:
Other	191	219	35	445	6,710	7,155	40
Revolving credit	18	3	—	21	752	773	—

Total	$4,539	$1,231	$7,480	$13,250	$243,174	$256,424	$10,631

There were no loans outstanding 90 days or more and still accruing interest at June 30, 2014 or December 31, 2013.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2014 and December 31, 2013.

June 30, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,400	$—	$724	$—	$2,124
Grade 2 – Modest	1,123	984	99	1,392	3,598
Grade 3 – Average	3,132	6,000	908	3,334	13,374
Grade 4 – Satisfactory	20,465	65,241	4,889	55,892	146,487
Grade 5 – Watch	2,742	16,921	234	4,946	24,843
Grade 6 – Special Mention	1,643	9,248	152	4,120	15,163
Grade 7 – Substandard	6,291	25,350	551	13,591	45,783
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$36,796	$123,744	$7,557	$83,275	$251,372

December 31, 2013

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$33,711	$130,450	$7,928	$84,335	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of June 30, 2014, $165.6 million, or 65.9% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2014, loans with a credit grade of “watch” and “special mention” totaled $40.0 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At June 30, 2014, classified loans totaled $45.8 million, with $38.9 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2014, the recorded investment in impaired loans was $44.3 million, compared to $45.7 million at December 31, 2013.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $29.5 million and $31.5 million, by category as of June 30, 2014 and December 31, 2013, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

June 30, 2014

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,998	$2,188	$—	$2,717	$26
Commercial real estate	17,948	22,390	—	23,627	642
Residential	4,906	5,913	—	6,245	108
Consumer	347	369	—	558	4
Total:	$25,199	$30,860	$—	$33,147	$780

With an allowance recorded:
Commercial	2,754	2,754	283	2,804	48
Commercial real estate	8,763	8,763	910	8,807	216
Residential	7,400	7,400	711	7,422	164
Consumer	156	162	13	161	4
Total:	$19,073	$19,079	$1,917	$19,194	$432

Total:
Commercial	4,752	4,942	283	5,521	74
Commercial real estate	26,711	31,153	910	32,434	858
Residential	12,306	13,313	711	13,667	272
Consumer	503	531	13	719	8
Total:	$44,272	$49,939	$1,917	$52,341	$1,212

December 31, 2013

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,464	$1,657	$—	$1,621	$50
Commercial real estate	14,120	17,052	—	14,275	606
Residential	3,729	4,366	—	3,901	206
Consumer	55	79	—	60	7
Total:	$19,368	$23,154	$—	$19,857	$869

With an allowance recorded:
Commercial	2,482	2,482	218	2,556	106
Commercial real estate	15,420	15,747	2,455	15,674	469
Residential	8,241	8,454	1,105	8,381	384
Consumer	168	168	18	163	8
Total:	$26,311	$26,851	$3,796	$26,774	$967

Total:
Commercial	3,946	4,139	218	4,177	156
Commercial real estate	29,540	32,799	2,455	29,949	1,075
Residential	11,970	12,820	1,105	12,282	590
Consumer	223	247	18	223	15
Total:	$45,679	$50,005	$3,796	$46,631	$1,836

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

Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans. In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restructured agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming TDRs	$4,701	$6,443
Performing TDRs:
Commercial	3,961	3,496
Commercial real estate	14,317	14,673
Residential	6,361	6,690
Consumer	149	151
Total performing TDRs	24,788	25,010
Total TDRs	$29,489	$31,453

The following table summarizes how loans that were considered TDRs were modified during the periods indicated:

For the Six Months ended June 30, 2014

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	7	$1,304	$1,304	—	$—	$—
Residential	2	266	266	—	—	—
Commercial	3	1,019	1,019	—	—	—
Total	12	$2,589	$2,589	—	$—	$—

During the six months ended June 30, 2014, 12 loans were modified that were considered to be TDRs. Term concessions were granted for eight loans, payment deferrals were granted for two loans and both term concessions and payment deferrals were granted for two loans.

For the Three Months ended June 30, 2014

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	4	$1,127	$1,127	—	$—	$—
Residential	1	235	235	—	—	—
Commercial	3	1,019	1,019	—	—	—
Total	8	$2,381	$2,381	—	$—	$—

During the quarter ended June 30, 2014, eight loans were modified that were considered to be TDRs. Term concessions were granted for four loans, payment deferrals were granted for two loans and both term concessions and payment deferrals were granted for two loans.

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

During the six months ended June 30, 2013, 19 loans were modified that were considered to be TDRs. Term concessions were granted for fourteen of these loans and other concessions were granted for five loans.

For the Three Months ended June 30, 2013

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Commitments to extend credit	$29,452	$29,836
Standby letters of credit	415	361

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the periods ended June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$24,972	$19,464
Additions	905	17,659
Sales	(3,984)	(11,383)
Write-downs	(13)	(768)

Balance, end of period	$21,880	$24,972

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at June 30, 2014:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12 /8/14
	Convertible Advance	2,000	3.60%	9 /4/18
	Convertible Advance	5,000	3.45%	9 /10/18
	Convertible Advance	5,000	2.95%	9 /18/18
	Fixed Rate	5,000	3.86%	8 /20/19
		$22,000

As of June 30, 2014, we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At June 30, 2014, the Company had pledged as collateral for FHLB advances approximately $1.7 million of one-to-four family first mortgage loans, $4.4 million of commercial real estate loans, $4.8 million in home equity lines of credit, $45 thousand in multifamily loans and $19.9 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.4 million. The Company has $8.7 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of June 30, 2014, scheduled principal reductions include $5.0 million in the fourth quarter of 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $75 thousand at June 30, 2014 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $5 thousand for each of the periods ended June 30, 2014 and 2013. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and, as a result, the Company has deferred interest payments in the amount of approximately $633 thousand as of June 30, 2014.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $3.1 million as of June 30, 2014.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments on the trust preferred securities. On May 15, 2014, the dividend rate on the Series T Preferred Stock increased from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of June 30, 2014, the Company had $2.4 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 14 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not exercised its right to elect two directors to fill newly created directorships and has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders.

The Company has never paid a cash dividend, but, as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of June 30, 2014, the Bank was classified as “significantly undercapitalized;” therefore, it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

At June 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(9,926)	(3.18)%	$24,936	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(9,926)	(3.18)%	$12,468	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(9,926)	(2.14)%	$18,570	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,674	4.71%	$24,914	8.00%	$31,142	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$10,743	3.45%	$12,457	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$10,743	2.35%	$18,312	4.00%	$36,624	8.00%

December 31, 2013
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$25,512	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$12,756	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(10,169)	(2.23)%	$18,242	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$13,842	4.34%	$25,505	8.00%	$31,881	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$9,789	3.07%	$12,753	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$9,789	2.17%	$18,067	4.00%	$36,135	8.00%

(1) Minimum capital amounts and ratios presented as of June 30, 2014 and December 31, 2013 are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of June 30, 2014 and December 31, 2013 are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Six Months ended June 30,
per share amounts)	2014	2013

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$(275)	$308

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic income (loss) per common share	$(0.07)	$0.08

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(275)	$308

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted income (loss) per common share	$(0.07)	$0.08

(Dollars in thousands, except	Three Months ended June 30,
per share amounts)	2014	2013

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$(370)	$(140)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Basic income (loss) per common share	$(0.10)	$(0.04)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(370)	$(140)

Weighted average common shares outstanding - basic	3,738,337	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,738,337	3,738,337

Diluted income (loss) per common share	$(0.10)	$(0.04)

For the six and three month periods ended June 30, 2014 and 2013, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted income (loss) per share because their effect would have been anti-dilutive.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

June 30, 2014			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$29,368	$29,368	$29,368	$—	$—
Securities available-for-sale	120,420	120,420	—	120,420	—
Nonmarketable equity securities	1,567	1,567	—	—	1,567
Loans, net	244,398	244,793	—	—	244,793

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	175,593	175,593	175,593	—	—
Certificates of deposit	243,548	245,659	—	245,659	—
Repurchase agreements	1,194	1,194	—	1,194	—
Advances from the Federal Home Loan Bank	22,000	24,681	—	24,681	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,452	n/a
Standby letters of credit	415	n/a

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

Fair Value Measurements

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended June 30, 2014 and December 31, 2013, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Government sponsored enterprises	$48,475	$—	$48,475	$—
Mortgage-backed securities	70,746	—	70,746	—
Obligations of state and local governments	1,199	—	1,199	—
Total	$120,420	$—	$120,420	$—

December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2014 and December 31, 2013.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Impaired loans, net of valuation allowance	$42,355	$—	$—	$42,355
Other real estate owned	21,880	—	—	21,880
Total	$64,235	$—	$—	$64,235

December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014.

(Dollars in thousands)

	June 30,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,469	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.75%
		Flows	Independent quotes	(5.96%)

Commercial real estate	25,801	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-80.47%
		Flows	Independent quotes	(17.19%)

Residential	11,595	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-89.71%
		Flows	Independent quotes	(20.02%)

Consumer	490	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-64.65%
		Flows	Independent quotes	(7.47%)

Other real estate owned	21,880	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and six month periods ended June 30, 2014, as compared to the three and six month periods ended June 30, 2013, and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the six months ended June 30, 2014, the Bank had a net income of $243 thousand compared to net income of $741 thousand for the six months ended June 30, 2013. The decrease in net income during the first six months of 2014 was primarily attributable to a provision expense in the amount of $1.5 million that was recaptured during the six months ended June 30, 2013 while no provision expense was recorded or recaptured for the first six months of 2014. In addition, noninterest expenses decreased $1.2 million for the first six months of 2014 as compared to the first six months of 2013.

Total assets at June 30, 2014 were $452.6 million, an increase of $18.0 million from $434.6 million at December 31, 2013. Deposit growth of $13.1 million was used for purchases of investment securities available-for-sale which increased $25.8 million. Management increased QuickRate deposits by design during the six months ended June 30, 2014 to accompany slight growth in non-interest-bearing demand deposits and money market deposits to support the increase in the securities portfolio that was achieved during the period. The deposit growth was a strategic move by management but was not the result of any increase in deposit rates offered during the period.

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2014 and 2013

The Company experienced a decrease of $135 thousand in total interest income for the six months ended June 30, 2014. A decrease in interest, including fees, on our loan portfolio of $690 thousand, or 9.2%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was partially offset by an increase of $571 thousand in interest income on taxable available-for-sale securities due to the increase in volume of the securities. Declines in rates resulted in a decrease to total interest expense of $199 thousand, or 7.2%, for the six month period in 2014 compared to the six month period in 2013. Net interest income increased $64 thousand for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the six month period ended June 30, 2014. Provisions were recaptured during the six months ended June 30, 2013 in the amount of $1.5 million.

Noninterest income decreased $232 thousand to $1.3 million for the six months ended June 30, 2014 as compared to $1.6 million for the six months ended June 30, 2013, primarily due to a reduction in gains on sales of available-for-sale securities of $197 thousand. During the six months ended June 30, 2014, gains on sales of available-for-sale securities totaled $100 thousand compared to $297 thousand during the same period in 2013.

Noninterest expense decreased from $7.9 million for the six months ended June 30, 2013 to $6.7 million for the six months ended June 30, 2014 primarily due to lower costs of operations of other real estate owned. Net cost of operations of other real estate owned decreased from $1.1 million for the six months ended June 30, 2013 to $161 thousand for the same period in 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Results of Operations for the Three Months ended June 30, 2014 and 2013

Net loss for the three months ended June 30, 2014 was $74 thousand compared to a net income of $77 thousand for the three months ended June 30, 2013. The decline was primarily the result of provision expense recaptured in the second quarter of 2013 offset by lower noninterest expenses.

Interest income decreased $102 thousand for the quarter ended June 30, 2014 when compared the same period in 2013. Lower rates and lower loan volume contributed to the reduction. Interest expense also decreased by $111 thousand for the quarter ended June 30, 2014 when compared to the same period in 2013. Net interest income increased by $9 thousand.

Provisions previously recognized of $497 thousand were recaptured during the quarter ended June 30, 2013. No provision was considered necessary for the quarter ended June 30, 2014.

Noninterest income for the three months ended June 30, 2014 was $706 thousand compared to $858 thousand for the three months ended June 30, 2013. Gains realized on sales of available-for-sale securities were $213 thousand for the three months ended June 30, 2013 compared to gains realized on sales of available-for-sale securities of $49 for the three months ended June 30, 2014.

For the three months ended June 30, 2014, noninterest expense was $3.6 million compared to $4.1 million for the three months ended June 30, 2013. Expenses related to other real estate owned decreased $390 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of June 30, 2014 and December 31, 2013, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $25.8 million, or 27.29%, from $94.6 million at December 31, 2013 to $120.4 million at June 30, 2014. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2014.

June 30, 2014 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$12,500	$38,031	$50,531	$48,475
Mortgage backed securities	—	1,491	8,023	60,993	70,507	70,746
State and political subdivisions	—	—	633	615	1,248	1,199
Total	$—	$1,491	$21,156	$99,639	$122,286	$120,420

Weighted average yields
Government sponsored enterprises	—%	—%	2.08%	2.90%
Mortgage backed securities	—%	2.00%	1.43%	2.20%
State and political subdivisions	—%	—%	2.54%	4.07%
Total	—%	2.00%	1.85%	2.48%	2.37%

					Book	Market
December 31, 2013 (in thousands)					Value	Value
Investment securities
Government sponsored enterprises					$60,628	$55,075
Mortgage backed securities					37,731	37,034
States and political subdivisions					2,516	2,493
Total					$100,875	$94,602

Loan Portfolio

The Company experienced a decline in its loan portfolio of $5.1 million during the six months ended June 30, 2014. The following table sets forth the composition of the loan portfolio by category as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Commercial construction and land development	$36,236	$38,899
Other commercial real estate	87,508	91,551
Residential construction	2,256	3,038
Other residential	81,019	81,297
Commercial and industrial	36,796	33,711
Consumer	7,557	7,928
	$251,372	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.4% of our loan portfolio at June 30, 2014. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.6% and 3.0% of the loan portfolio, respectively.

Risk Elements

The downturn in general economic conditions over the past few years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of June 30, 2014.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $35.6 million or 13.90% of total loans at the end of 2013 compared to nonperforming loans at June 30, 2014 of $34.5 million or 13.71% of total loans.

At June 30, 2014, nonperforming assets were $56.3 million compared to $60.6 million at December 31, 2013. Loans transferred to other real estate owned of $905 thousand were offset by sales of other real estate owned of $4.0 million and writedowns of $13 thousand for the six month period ended June 30, 2014. As a percentage of total assets, nonperforming assets were 12.45% and 13.95% as of June 30, 2014 and December 31, 2013, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	June 30,	December 31,
Nonperforming Assets	2014	2013
(Dollars in thousands)
Nonaccrual loans	$9,675	$10,631
Performing troubled debt restructurings	24,788	25,010
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	34,463	35,641
Other real estate owned	21,880	24,972
Total nonperforming assets	$56,343	$60,613

Nonperforming assets to total assets	12.45%	13.95%
Nonperforming loans to total loans	13.71%	13.90%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2014, the recorded investment in impaired loans was $44.3 million compared to $45.7 million at December 31, 2013.

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

At June 30, 2014, the principal balance of troubled debt restructurings totaled $29.5 million. Of these restructured loans, $24.8 million were performing as expected under the new terms and $4.7 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

At June 30, 2014, the allowance for loan losses was $7.0 million or 2.77% of total loans compared to $9.4 million or 3.68% of total loans as of December 31, 2013. Reserves specifically set aside for impaired loans of $1.9 million and $3.8 million were included in the allowance as of June 30, 2014 and December 31, 2013, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience
	Six months ended	Year ended
(Dollars in thousands)	June 30,	December 31,
	2014	2013
Total loans outstanding at end of period	$251,372	$256,424

Allowance for loan losses, beginning of period	$9,443	$14,150

Charge offs:
Real estate	(2,853)	(5,568)
Commercial	(278)	(1,691)
Consumer	(283)	(217)
Total charge-offs	(3,414)	(7,476)

Recoveries of loans previously charged off	945	4,266
Net charge-offs	(2,469)	(3,210)

Provision charged to operations	—	(1,497)
Allowance for loan losses at end of period	$6,974	$9,443

Ratios:
Allowance for loan losses to loans at end of period	2.77%	3.68%
Net charge-offs to allowance for loan losses	35.40%	33.99%
Net charge-offs to provisions for loan losses	n/a	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the six months ended June 30, 2014 and for the year ended December 31, 2013.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

June 30, 2014
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Shareholders’ deficit decreased from a deficit of $16.4 million at December 31, 2013 to a deficit of $11.8 million at June 30, 2014. The decrease of $4.7 million is primarily attributable to a reduction in unrealized losses of $4.4 million on our available-for-sale securities which are included in accumulated other comprehensive loss in addition to net income of $243 thousand for the period.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
The Company
Tier 1 capital	$(9,926)	$(10,169)
Tier 2 capital		—
Total qualifying capital	$(9,926)	$(10,169)

Risk-adjusted total assets
(including off-balance sheet exposures)	$311,701	$318,900

Tier 1 risk-based capital ratio	(3.18)%	(3.19)%
Total risk-based capital ratio	(3.18)%	(3.19)%
Tier 1 leverage ratio	(2.14)%	(2.23)%

The Bank
Tier 1 capital	$10,743	$9,789
Tier 2 capital	3,931	4,053
Total qualifying capital	$14,674	$13,842

Risk-adjustment total assets
(including off-balance sheet exposures)	$311,420	$318,813

Tier 1 risk-based capital ratio	3.45%	3.07%
Total risk-based capital ratio	4.71%	4.34%
Tier 1 leverage ratio	2.35%	2.17%

At June 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

Approximately $10.2 million in capital would return the Bank to “adequately capitalized” and $25.9 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of June 30, 2014. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 in the notes to our consolidated financial statements.

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

As of June 30, 2014, the Company had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $76.4 million at June 30, 2014. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of June 30, 2014, commitments to extend credit totaled $29.5 million and standby letters of credit totaled $415 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of June 30, 2014 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

  On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion. The parties have agreed on the three-neutral panel and have exchanged written discovery and documents. The parties have also each identified expert witnesses and initial reports have been issued. The first depositions are expected to be scheduled for early September.

  On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Mr. Shelley’s attorney subsequently filed a Motion to Reconsider. The parties are awaiting notice of a hearing on the pending Motion.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

  On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide that office with the requested documents. The Attorney General’s office has confirmed that the Company has provided all the documents and information requested. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

  Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014 Mr. Snyder sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. He is alleging that he and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. Mr. Snyder has brought this case on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit. The Complaint has been filed and the Company has filed its Answer, in which it denies any and all liability. Counsel for the Plaintiff recently advised us that he has been retained by a second subordinated debt purchaser and would like to amend the Complaint to reflect this new Plaintiff.

  Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Deborah Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that it improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The Bank has engaged legal counsel and intends to vigorously defend against this lawsuit. The Plaintiff has filed its Complaint and the Company filed its Answer, in which it denies all allegations of liability. The Company also obtained leave from the Court to add Ms. Guear as a third-party defendant, and the appropriate pleadings and response have been filed. The Company has exchanged written discovery and documents with the Plaintiff and has served Ms. Guear with discovery requests (no responses received to date). Also, in July, Ms. Guear pleaded guilty in South Carolina state court to breach of trust and was sentenced to 5 years in prison, 5 years of probation, and restitution. The court has ordered the parties to mediate the case on or before August 15, 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Date:	August 12, 2014	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2014	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-66-