Form 10-Q
period 2014-09-30
HCSB FINANCIAL CORP
filed 2014-11-17
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,816,340 shares of common stock, par value $.01 per share, were issued and outstanding as of November 17, 2014.

SIGNATURES

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands except share amounts)	2014	2013
Assets:	(unaudited)	(audited)
Cash and cash equivalents	$17,566	$28,081

Securities available-for-sale	120,831	94,602
Nonmarketable equity securities	1,567	1,743
Total investment securities	122,398	96,345

Loans receivable	245,582	256,424
Less allowance for loan losses	(6,214)	(9,443)
Loans, net	239,368	246,981

Premises and equipment, net	20,433	20,802
Accrued interest receivable	2,165	2,197
Cash value of life insurance	11,250	11,002
Other real estate owned	19,175	24,972
Other assets	1,397	4,206
Total assets	$433,752	$434,586

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$40,770	$33,081
Interest-bearing transaction accounts	41,198	42,723
Money market savings accounts	81,435	78,829
Other savings accounts	10,299	8,872
Time deposits $100 and over	150,861	156,582
Other time deposits	76,136	85,957
Total deposits	400,699	406,044

Repurchase agreements	901	1,337
Advances from the Federal Home Loan Bank	22,000	22,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	4,313	3,305
Other liabilities	1,051	1,094
Total liabilities	446,212	451,028

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,895	12,838
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,816,340 and 3,738,337 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	38	37
Capital surplus	30,214	30,157
Common stock warrant	1,012	1,012
Retained deficit	(54,782)	(54,213)
Accumulated other comprehensive loss	(1,837)	(6,273)
Total shareholders’ deficit	(12,460)	(16,442)
Total liabilities and shareholders’ deficit	$433,752	$434,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands except share amounts)	2014	2013	2014	2013
Interest income:
Loans, including fees	$10,173	$11,151	$3,371	$3,659
Investment securities:
Taxable	1,982	1,529	598	716
Tax-exempt	14	34	—	11
Nonmarketable equity securities	44	24	18	8
Other interest income	48	72	14	21
Total	12,261	12,810	4,001	4,415
Interest expense:
Deposits	2,281	2,494	743	817
Borrowings	1,490	1,655	465	570
Total	3,771	4,149	1,208	1,387
Net interest income	8,490	8,661	2,793	3,028
Provision for loan losses	750	(1,497)	750	—

Net interest income after provision for loan losses	7,740	10,158	2,043	3,028

Noninterest income:
Service charges on deposit accounts	665	690	220	241
Credit life insurance commissions	7	10	1	2
Gains on sales of securities available-for-sale, net	126	297	26	—
Gains on sales of mortgage loans	149	197	35	68
Other fees and commissions	346	369	109	230
Brokerage commissions	70	151	35	34
Income from cash value of life insurance	329	336	111	112
Net gains (losses) on sales of assets	11	(10)	11	(10)
Other operating income	253	291	89	103
Total	1,956	2,331	637	780

Noninterest expenses:
Salaries and employee benefits	4,268	4,589	1,408	1,510
Net occupancy expense	942	913	318	314
Furniture and equipment expense	767	756	253	247
Marketing expense	14	11	3	8
FDIC insurance premiums	1,210	1,182	399	399
Net cost of operations of other real estate owned	859	1,500	698	364
Other operating expenses	2,080	3,020	339	1,189
Total	10,140	11,971	3,418	4,031

Income (loss) before income taxes	(444)	518	(738)	(223)
Income tax expense	68	—	17	—
Net income (loss)	$(512)	$518	$(755)	$(223)

Accretion of preferred stock to redemption value	(57)	(140)	—	(33)
Preferred dividends	(758)	(490)	(297)	(164)

Net loss available to common shareholders	$(1,327)	$(112)	$(1,052)	$(420)

Net loss per common share
Basic	$(0.35)	$(0.03)	$(0.28)	$(0.11)
Diluted	$(0.35)	$(0.03)	$(0.28)	$(0.11)
Weighted average common shares outstanding
Basic and diluted	3,754,744	3,738,337	3,787,739	3,738,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2014	2013

Net (loss) income	$(512)	$518
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	4,562	(4,415)
Tax expense	—	—
Reclassification to realized gains	(126)	(297)
Tax expense	—	—
Other comprehensive income (loss)	4,436	(4,712)
Comprehensive income (loss)	$3,924	$(4,194)

	Three months ended September 30,
(Dollars in thousands)	2014	2013

Net loss	$(755)	$(223)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	53	(1,234)
Tax expense	—	—
Reclassification to realized gains	(26)	—
Tax expense	—	—
Other comprehensive income (loss)	27	(1,234)
Comprehensive loss	$(728)	$(1,457)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2014 and 2013

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income(Loss)	Total

(Dollars in thousands except share data)
Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,639	$30,157	$(55,777)	$170	$(11,762)
Net income	—	—	—	—	—	—	518	—	518
Other comprehensive loss	—	—	—	—	—	—	—	(4,712)	(4,712)
Accretion of preferred stock to redemption value	—	—	—	—	140	—	(140)	—	—
Balance, September 30, 2013	3,738,337	$37	$1,012	12,895	$12,779	$30,157	$(55,399)	$(4,542)	$(15,956)

Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,838	$30,157	$(54,213)	$(6,273)	$(16,442)
Net loss	—	—	—	—	—	—	(512)	—	(512)
Other comprehensive income	—	—	—	—	—	—	—	4,436	4,436
Sale of common stock	78,003	1	—	—	—	57	—	—	58
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, September 30, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,782)	$(1,837)	$(12,460)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(512)	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	630
Provision for loan losses	750	(1,497)
Amortization less accretion on investments	195	151
Net gains on sales of securities available-for-sale	(126)	(297)
Net losses (gains) on sales of other real estate owned	19	(86)
Writedowns of other real estate owned	48	637
Increase in accrued interest payable	1,008	1,088
Decrease in accrued interest receivable	32	164
(Increase) decrease in other assets	2,809	(215)
Income (net of mortality cost) on cash value of life insurance	(248)	(260)
Decrease in other liabilities	(43)	(33)
Net cash provided by operating activities	4,530	800

Cash flows from investing activities:
Decrease in loans to customers	5,686	18,558
Purchases of securities available-for-sale	(59,353)	(58,675)
Maturities, calls and principal paydowns of securities available-for-sale	13,654	11,148
Proceeds from sales of other real estate owned	6,907	3,591
Proceeds from sales of securities available-for-sale	23,837	25,885
Redemptions of nonmarketable equity securities	176	240
Purchases of premises and equipment, net	(229)	71
Net cash (used by) provided by investing activities	(9,322)	818

Cash flows from financing activities:
Net increase in demand deposits and savings	10,197	3,500
Net decrease in time deposits	(15,542)	(15,041)
Net increase (decrease) in repurchase agreements	(436)	410
Sale of common stock	58	—
Net cash used by financing activities	(5,723)	(11,131)

Net decrease in cash and cash equivalents	(10,515)	(9,513)
Cash and cash equivalents, beginning of period	28,081	46,600
Cash and cash equivalents, end of period	$17,566	$37,087

Cash paid during the period for:
Income taxes	$78	$—
Interest	$2,763	$3,061

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$1,177	$13,827

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2014 and for the interim periods ended September 30, 2014 and 2013 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2013 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2014.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments on the trust preferred securities. On May 15, 2014, the dividend rate on the Series T Preferred Stock increased from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of September 30, 2014, the Company had $2.7 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 15 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not exercised its right to elect two directors to fill newly created directorships and has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is initially recorded at appraised value, less any costs to sell.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At September 30, 2014 and December 31, 2013, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the September 30, 2014 presentation.

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

We are not in compliance with this provision of the Consent Order. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 74.36% as of September 30, 2014 and 68.76% as of December 31, 2013.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

As of September 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2014. Prior to 2009, the Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past five years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. Specifically, nonperforming assets at September 30, 2014 were $29.1 million compared to $35.6 million at December 31, 2013 and $42.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 6.70%, 8.19% and 9.00% as of September 30, 2014, and December 31, 2013 and 2012, respectively. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs have decreased from $17.6 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013. Year-to-date net charge-offs for the nine months ended September 30, 2014 were $4.0 million.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. As a result of the recent downturn in the financial markets and the financial condition of the Company and the Bank, the availability of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2014, the Bank is categorized as significantly undercapitalized.

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

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2014
Government-sponsored enterprises	$44,646	$14	$(1,787)	$42,873
Mortgage-backed securities	76,779	590	(634)	76,735
Obligations of state and local governments	1,243	—	(20)	1,223
Total	$122,668	$604	$(2,441)	$120,831

December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

The following is a summary of maturities of securities available-for-sale as of September 30, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,491	$1,489
Due after five years but within ten years	18,002	17,870
Due after ten years	103,175	101,472
Total	$122,668	$120,831

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2014

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$—	$—	$37,359	$(1,787)	$37,359	$(1,787)
Mortgage-backed securities	28,286	(307)	9,249	(327)	37,535	(634)
Obligations of state and local governments	607	(5)	615	(15)	1,222	(20)
Total	$28,893	$(312)	$47,223	$(2,129)	$76,116	$(2,441)

	December 31, 2013

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At September 30, 2014, the Company had seventeen government-sponsored enterprise securities, seven mortgage-backed securities and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At September 30, 2014, investment securities with a book value of $45.1 million and a market value of $44.0 million were pledged to secure deposits and Advances from the Federal Home Loan Bank.

Proceeds from sales of available-for-sale securities were $23.8 million and $25.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively and $5.3 million for the three-month period ended September 30, 2014. There were no sales during the three-month period ended September 30, 2013. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross realized gains	$59	$—	$194	$297
Gross realized losses	(33)	—	(68)	—
Net gain	$26	$—	$126	$297

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Residential	$85,993	$84,335
Commercial Real Estate	116,612	130,450
Commercial	36,526	33,711
Consumer	6,451	7,928
Total gross loans	$245,582	$256,424

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended September 30, 2014 and 2013 and as of and for the year ended December 31, 2013, by portfolio segment:

September 30, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,020	$5,312	$144	$2,967	$9,443
Charge-offs	(391)	(4,144)	(295)	(916)	(5,746)
Recoveries	427	800	32	508	1,767
Provision	(202)	1,035	482	(565)	750
Ending balance	$854	$3,003	$363	$1,994	$6,214

Ending balances:
Individually evaluated for impairment	$253	$729	$11	$689	$1,682
Collectively evaluated for impairment	$601	$2,274	$352	$1,305	$4,532

Loans receivable:

Ending balance, total	$36,526	$116,612	$6,451	$85,993	$245,582

Ending balances:
Individually evaluated for impairment	$5,130	$24,991	$195	$12,962	$43,278
Collectively evaluated for impairment	$31,396	$91,621	$6,256	$73,031	$202,304

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2014 and December 31, 2013.

September 30, 2014

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$186	$161	$78	$425	$36,101	$36,526	$382
Commercial real estate:
Construction	134	—	449	583	32,896	33,479	2,861
Other	395	894	2,234	3,523	79,610	83,133	2,476

Real Estate:
Residential	1,002	388	3,137	4,527	81,466	85,993	4,153

Consumer:
Other	12	17	47	76	5,687	5,763	47
Revolving credit	1	1	3	5	683	688	3

Total	$1,730	$1,461	$5,948	$9,139	$236,443	$245,582	$9,922

December 31, 2013

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$771	$146	$407	$1,324	$32,387	$33,711	$430
Commercial real estate:
Construction	215	33	2,243	2,491	36,408	38,899	4,208
Other	1,156	—	3,414	4,570	86,981	91,551	4,017

Real Estate:
Residential	2,188	830	1,381	4,399	79,936	84,335	1,936

Consumer:
Other	191	219	35	445	6,710	7,155	40
Revolving credit	18	3	—	21	752	773	—

Total	$4,539	$1,231	$7,480	$13,250	$243,174	$256,424	$10,631

There were no loans outstanding 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2014 and December 31, 2013.

September 30, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,315	$—	$687	$—	$2,002
Grade 2 – Modest	1,161	686	98	1,198	3,143
Grade 3 – Average	4,213	5,281	151	4,377	14,022
Grade 4 – Satisfactory	19,797	58,608	4,880	57,236	140,521
Grade 5 – Watch	2,687	17,346	210	5,030	25,273
Grade 6 – Special Mention	1,414	6,219	156	4,022	11,811
Grade 7 – Substandard	5,939	28,472	269	14,130	48,810
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$36,526	$116,612	$6,451	$85,993	$245,582

December 31, 2013

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$33,711	$130,450	$7,928	$84,335	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of September 30, 2014, $159.7 million, or 65.0% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2014, loans with a credit grade of “watch” and “special mention” totaled $37.1 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At September 30, 2014, classified loans totaled $48.8 million, with $42.6 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2014, the recorded investment in impaired loans was $43.3 million, compared to $45.7 million at December 31, 2013.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $31.7 million and $31.5 million, by category as of September 30, 2014 and December 31, 2013, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

September 30, 2014

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$2,150	$2,323	$—	$3,424	$70
Commercial real estate	19,782	24,646	—	25,292	1,009
Residential	6,602	7,534	—	7,740	232
Consumer	59	94	—	152	5

Total:	$28,593	$34,597	$—	$36,608	$1,316

With an allowance recorded:
Commercial	2,980	2,980	253	2,518	68
Commercial real estate	5,209	5,347	729	5,321	177
Residential	6,360	6,360	689	6,401	205
Consumer	136	136	11	141	5

Total:	$14,685	$14,823	$1,682	$14,381	$455

Total:
Commercial	5,130	5,303	253	5,942	138
Commercial real estate	24,991	29,993	729	30,613	1,186
Residential	12,962	13,894	689	14,141	437
Consumer	195	230	11	293	10
Total:	$43,278	$49,420	$1,682	$50,989	$1,771

December 31, 2013

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,464	$1,657	$—	$1,621	$50
Commercial real estate	14,120	17,052	—	14,275	606
Residential	3,729	4,366	—	3,901	206
Consumer	55	79	—	60	7

Total:	$19,368	$23,154	$—	$19,857	$869

With an allowance recorded:
Commercial	2,482	2,482	218	2,556	106
Commercial real estate	15,420	15,747	2,455	15,674	469
Residential	8,241	8,454	1,105	8,381	384
Consumer	168	168	18	163	8

Total:	$26,311	$26,851	$3,796	$26,774	$967

Total:
Commercial	3,946	4,139	218	4,177	156
Commercial real estate	29,540	32,799	2,455	29,949	1,075
Residential	11,970	12,820	1,105	12,282	590
Consumer	223	247	18	223	15
Total:	$45,679	$50,005	$3,796	$46,631	$1,836

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming TDRs	$4,028	$6,443
Performing TDRs:
Commercial	4,047	3,496
Commercial real estate	16,044	14,673
Residential	7,480	6,690
Consumer	149	151
Total performing TDRs	27,720	25,010
Total TDRs	$31,748	$31,453

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Nine Months ended September 30, 2014

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	16	$4,042	$3,864	—	$—	$—
Residential	11	1,995	1,816	—	—	—
Commercial	5	1,345	1,345	—	—	—
Total	32	$7,382	$7,025	—	$—	$—

During the nine months ended September 30, 2014, 32 loans were modified that were considered to be TDRs. Term concessions were granted for 15 loans, payment deferrals were granted for four loans, both term concessions and payment deferrals were granted for three loans, principal was forgiven for five loans, term concessions and below market interest rates were granted for two loans and other concessions were granted for three loans.

For the Three Months ended September 30, 2014

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	10	$2,834	$2,655	—	$—	$—
Residential	8	1,653	1,474	—	—	—
Commercial	2	358	359	—	—	—
Total	20	$4,845	$4,488	—	$—	$—

During the quarter ended September 30, 2014, 20 loans were modified that were considered to be TDRs. Term concessions were granted for seven loans, payment deferrals were granted for two loans, both term concessions and payment deferrals were granted for one loan, principal was forgiven for five loans, term concessions and below market interest rates were granted for two loans and other concessions were granted for three loans.

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

For the nine months ended September 30, 2013, 24 loans were modified that were considered to be TDRs. Term concessions were granted for 16 of these loans, rate concessions were granted for two loans, and other concessions were granted for six loans.

For the Three Months ended September 30, 2013

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Residential	2	983	983	—	—	—
Commercial	1	15	15	—	—	—
Consumer	2	26	26	—	—	—
Total	5	$1,024	$1,024	—	$—	$—

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Commitments to extend credit	$25,594	$29,836
Standby letters of credit	262	361

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the periods ended September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$24,972	$19,464
Additions	1,177	17,659
Sales	(6,926)	(11,383)
Write-downs	(48)	(768)

Balance, end of period	$19,175	$24,972

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at September 30, 2014:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$5,000	3.24%	12/8/14
	Convertible Advance	2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$22,000

As of September 30, 2014, we had advances totaling $22.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At September 30, 2014, the Company had pledged as collateral for FHLB advances approximately $1.3 million of one-to-four family first mortgage loans, $3.9 million of commercial real estate loans, $4.6 million in home equity lines of credit, $47 thousand in multifamily loans and $17.0 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.4 million. The Company has $8.5 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of September 30, 2014, scheduled principal reductions include $5.0 million in the fourth quarter of 2014, $12.0 million in 2018, and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $74 thousand at September 30, 2014 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $3 thousand for each of the periods ended September 30, 2014 and 2013. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2012 and, as a result, the Company has deferred interest payments in the amount of approximately $669 thousand as of September 30, 2014.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $3.3 million as of September 30, 2014.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock and also informed the Trustee of the trust preferred securities of its deferral of the quarterly interest payments on the trust preferred securities. On May 15, 2014, the dividend rate on the Series T Preferred Stock increased from 5% per annum (approximately $645 thousand annually) to 9% per annum (approximately $1.2 million annually). As of September 30, 2014, the Company had $2.7 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 15 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not exercised its right to elect two directors to fill newly created directorships and has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders.

The Company has never paid a cash dividend, but, as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act (“FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of September 30, 2014, the Bank was classified as “significantly undercapitalized;” therefore, it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

At September 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,623)	(3.46)%	$24,533	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(10,623)	(3.46)%	$12,267	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(10,623)	(2.32)%	$18,287	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,150	4.62%	$24,510	8.00%	$30,637	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$10,291	3.36%	$12,255	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$10,291	2.30%	$17,922	4.00%	$35,843	8.00%

December 31, 2013
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$25,512	8.00%	N/A	N/A
Tier I Capital
(to Risk-Weighted Assets)	$(10,169)	(3.19)%	$12,756	4.00%	N/A	N/A
Tier I Capital
(to Average Assets)	$(10,169)	(2.23)%	$18,242	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$13,842	4.34%	$25,505	8.00%	$31,881	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$9,789	3.07%	$12,753	4.00%	(1)	(1)
Tier I Capital
(to Average Assets)	$9,789	2.17%	$18,067	4.00%	$36,135	8.00%

(1) Minimum capital amounts and ratios presented as of September 30, 2014 and December 31, 2013 are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of September 30, 2014 and December 31, 2013 are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 –LOSS PER SHARE

(Dollars in thousands, except per share amounts)	Nine Months ended September 30,
	2014	2013

Basic loss per common share:

Net loss available to common shareholders	$(1,327)	$(112)

Weighted average common shares outstanding - basic	3,754,744	3,738,337

Basic loss per common share	$(0.35)	$(0.03)

Diluted loss per common share:

Net loss available to common shareholders	$(1,327)	$(112)

Weighted average common shares outstanding - basic	3,754,744	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,754,744	3,738,337

Diluted loss per common share	$(0.35)	$(0.03)

(Dollars in thousands, except per share amounts)	Three Months ended September 30,
	2014	2013

Basic loss per common share:

Net loss available to common shareholders	$(1,052)	$(420)

Weighted average common shares outstanding - basic	3,787,739	3,738,337

Basic loss per common share	$(0.28)	$(0.11)

Diluted loss per common share:

Net loss available to common shareholders	$(1,052)	$(420)

Weighted average common shares outstanding - basic	3,787,739	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,787,739	3,738,337

Diluted loss per common share	$(0.28)	$(0.11)

For the nine and three month periods ended September 30, 2014 and 2013, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

September 30, 2014			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$17,566	$17,566	$17,566	$—	$—
Securities available-for-sale	120,831	120,831	—	120,831	—
Nonmarketable equity securities	1,567	1,567	—	—	1,567
Loans, net	239,368	239,702	—	—	239,702

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	173,702	173,702	173,702	—	—
Certificates of deposit	226,997	229,201	—	229,201	—
Repurchase agreements	901	901	—	901	—
Advances from the Federal Home Loan Bank	22,000	22,150	—	22,150	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$25,594	n/a
Standby letters of credit	262	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended September 30, 2014 and December 31, 2013, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Government sponsored enterprises	$42,873	$—	$42,873	$—
Mortgage-backed securities	76,735	—	76,735	—
Obligations of state and local governments	1,223	—	1,223	—
Total	$120,831	$—	$120,831	$—

December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2014 and December 31, 2013.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Impaired loans, net of valuation allowance	$41,596	$—	$—	$41,596
Other real estate owned	19,175	—	—	19,175
Total	$60,771	$—	$—	$60,771

December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014.

(Dollars in thousands)

	September 30,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$4,877	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.48%
		Flows	Independent quotes	(4.10%)

Commercial real estate	24,262	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.44%
		Flows	Independent quotes	(11.84%)

Residential	12,273	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-90.96%
		Flows	Independent quotes	(49.21%)

Consumer	184	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-64.65%
		Flows	Independent quotes	(17.03%)

Other real estate owned	19,175	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2014, as compared to the three and nine month periods ended September 30, 2013, and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the nine months ended September 30, 2014, the Company had a net loss of $512 thousand compared to net income of $518 thousand for the nine months ended September 30, 2013. The decline in earnings during the first nine months of 2014 was primarily attributable to a provision expense in the amount of $1.5 million that was recaptured during the nine months ended September 30, 2013 compared to a provision expense of $750 thousand that was recorded for the first nine months of 2014. In addition, noninterest expenses decreased $1.8 million for the first nine months of 2014 as compared to the first nine months of 2013.

Total assets at September 30, 2014 were $433.8 million, a decrease of $834 thousand from $434.6 million at December 31, 2013. Decreases in cash and loans receivable were offset by increases in investment securities available-for-sale.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2014 and 2013

The Company experienced a decrease of $549 thousand in total interest income for the nine months ended September 30, 2014. A decrease in interest, including fees, on our loan portfolio of $978 thousand, or 8.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was partially offset by an increase of $453 thousand in interest income on taxable available-for-sale securities due to the increase in volume of the securities. Declines in rates resulted in a decrease to total interest expense of $378 thousand, or 9.1%, for the nine month period in 2014 compared to the nine month period in 2013. Net interest income decreased $171 thousand for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. A provision of $750 thousand was recognized during the nine month period ended September 30, 2014. Provisions were recaptured during the nine months ended September 30, 2013 in the amount of $1.5 million.

Noninterest income decreased $375 thousand to $2.0 million for the nine months ended September 30, 2014 as compared to $2.3 million for the nine months ended September 30, 2013, primarily due to a reduction in gains on sales of available-for-sale securities of $171 thousand. During the nine months ended September 30, 2014, gains on sales of available-for-sale securities totaled $126 thousand compared to $297 thousand during the same period in 2013. Brokerage commissions also decreased $81 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Noninterest expense decreased from $12.0 million for the nine months ended September 30, 2013 to $10.1 million for the nine months ended September 30, 2014 primarily due to lower costs of operations of other real estate owned and a reduction in other operating expenses. Net cost of operations of other real estate owned decreased from $1.5 million for the nine months ended September 30, 2013 to $859 thousand for the same period in 2014.

Results of Operations for the Three Months ended September 30, 2014 and 2013

Net loss for the three months ended September 30, 2014 was $755 thousand compared to $223 thousand for the three months ended September 30, 2013. The decline was primarily the result of recording a provision expense in the third quarter, offset by a reduction in noninterest expense.

Interest income decreased $414 thousand for the quarter ended September 30, 2014 when compared to the same period in 2013. Lower rates and lower loan volume contributed to the reduction. Interest expense also decreased by $179 thousand for the quarter ended September 30, 2014 when compared to the same period in 2013. Net interest income decreased by $235 thousand.

A provision expense of $750 thousand was recognized for the three months ended September 30, 2014. No provision expense was considered necessary for the quarter ended September 30, 2013.

Noninterest income for the three months ended September 30, 2014 was $637 thousand compared to $780 thousand for the three months ended September 30, 2013. The decrease related to lower other fees and commissions.

For the three months ended September 30, 2014, noninterest expense was $3.4 million compared to $4.0 million for the three months ended September 30, 2013. Other operating expenses decreased $850 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of September 30, 2014 and December 31, 2013, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $26.2 million, or 27.7%, from $94.6 million at December 31, 2013 to $120.8 million at September 30, 2014. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2014.

September 30, 2014 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$9,500	$35,146	$44,646	$42,873
Mortgage backed securities	—	1,491	7,872	67,416	76,779	76,735
State and political subdivisions	—	—	630	613	1,243	1,223
Total	$—	$1,491	$18,002	$103,175	$122,668	$120,831

Weighted average yields
Government sponsored enterprises	—%	—%	2.03%	2.85%
Mortgage backed securities	—%	2.00%	1.42%	2.10%
State and political subdivisions	—%	—%	2.54%	4.09%
Total	—%	2.00%	1.78%	2.37%	2.28%

					Book	Market
December 31, 2013 (in thousands)					Value	Value
Investment securities
Government sponsored enterprises					$60,628	$55,075
Mortgage backed securities					37,731	37,034
States and political subdivisions					2,516	2,493
Total					$100,875	$94,602

Loan Portfolio

The Company experienced a decline in its loan portfolio of $10.8 million during the nine months ended September 30, 2014. The following table sets forth the composition of the loan portfolio by category as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
(Dollars in thousands)
Real estate:
Commercial construction and land development	$33,479	$38,899
Other commercial real estate	83,133	91,551
Residential construction	3,174	3,038
Other residential	82,819	81,297
Commercial and industrial	36,526	33,711
Consumer	6,451	7,928
	$245,582	$256,424

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.5% of our loan portfolio at September 30, 2014. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.9% and 2.6% of the loan portfolio, respectively.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be well secured and the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of September 30, 2014.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and any other troubled debt restructurings not included in the previous categories. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $10.6 million or 4.15% of total loans at the end of 2013 compared to nonperforming loans at September 30, 2014 of $9.9 million or 4.04% of total loans.

At September 30, 2014, nonperforming assets were $29.1 million compared to $35.6 million at December 31, 2013. Loans transferred to other real estate owned of $1.2 million were offset by sales of other real estate owned of $6.9 million and writedowns of $48 thousand for the nine month period ended September 30, 2014. As a percentage of total assets, nonperforming assets were 6.70% and 8.19% as of September 30, 2014 and December 31, 2013, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	September 30,	December 31,
Nonperforming Assets	2014	2013
(Dollars in thousands)
Nonaccrual loans	$9,922	$10,631
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	9,922	10,631
Other real estate owned	19,175	24,972
Total nonperforming assets	$29,097	$35,603

Nonperforming assets to total assets	6.70%	8.19%
Nonperforming loans to total loans	4.04%	4.15%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2014, the recorded investment in impaired loans was $43.3 million compared to $45.7 million at December 31, 2013.

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

At September 30, 2014, the principal balance of troubled debt restructurings totaled $31.7 million. Of these restructured loans, $27.7 million were performing as expected under the new terms and $4.0 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2013, troubled debt restructurings totaled $31.4 million of which $25.0 million were performing as expected under the new terms and $6.4 million were considered to be nonperforming. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately nine months.

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

At September 30, 2014, the allowance for loan losses was $6.2 million or 2.53% of total loans compared to $9.4 million or 3.68% of total loans as of December 31, 2013. Reserves specifically set aside for impaired loans of $1.7 million and $3.8 million were included in the allowance as of September 30, 2014 and December 31, 2013, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience

	Nine months ended	Year ended
(Dollars in thousands)	September 30,	December 31,
	2014	2013
Total loans outstanding at end of period	$245,582	$256,424

Allowance for loan losses, beginning of period	$9,443	$14,150

Charge offs:
Real estate	(5,060)	(5,568)
Commercial	(391)	(1,691)
Consumer	(295)	(217)
Total charge-offs	(5,746)	(7,476)

Recoveries of loans previously charged off	1,767	4,266
Net charge-offs	(3,979)	(3,210)

Provision charged to operations	750	(1,497)
Allowance for loan losses at end of period	$6,214	$9,443

Ratios:
Allowance for loan losses to loans at end of period	2.53%	3.68%
Net charge-offs to allowance for loan losses	64.03%	33.99%
Net charge-offs to provisions for loan losses	530.53%	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the nine months ended September 30, 2014 and for the year ended December 31, 2013.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

September 30, 2014
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

December 31, 2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

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

Capital Resources

Shareholders’ deficit decreased from a deficit of $16.4 million at December 31, 2013 to a deficit of $12.5 million at September 30, 2014. The decrease of $3.9 million is primarily attributable to a reduction in unrealized losses of $4.4 million on our available-for-sale securities which are included in accumulated other comprehensive loss. During the third quarter of 2014, the Company sold 78 thousand shares of its common stock to certain directors and executive officers which reduced the deficit by $58 thousand. See Part III, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further information.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
(Dollars in thousands)
The Company
Tier 1 capital	$(10,623)	$(10,169)
Tier 2 capital	—	—
Total qualifying capital	$(10,623)	$(10,169)

Risk-adjusted total assets
(including off-balance sheet exposures)	$306,668	$318,900

Tier 1 risk-based capital ratio	(3.46)%	(3.19)%
Total risk-based capital ratio	(3.46)%	(3.19)%
Tier 1 leverage ratio	(2.32)%	(2.23)%

The Bank
Tier 1 capital	$10,291	$9,789
Tier 2 capital	3,859	4,053
Total qualifying capital	$14,150	$13,842

Risk-adjustment total assets
(including off-balance sheet exposures)	$306,374	$318,813

Tier 1 risk-based capital ratio	3.36%	3.07%
Total risk-based capital ratio	4.62%	4.34%
Tier 1 leverage ratio	2.30%	2.17%

At September 30, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past five years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

Approximately $10.4 million in capital would return the Bank to “adequately capitalized” and $25.6 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of September 30, 2014. If we continue to decrease the size of the Bank or return the Bank to profitability, then we could achieve these capital ratios with less additional capital. However, if we suffer additional loan losses or losses in our other real estate owned portfolio, then we would need additional capital to achieve these ratios. There are no assurances that we will be able to raise this capital on a timely basis or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 in the notes to our consolidated financial statements.

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

As of September 30, 2014, the Company had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $76.9 million at September 30, 2014. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of September 30, 2014, commitments to extend credit totaled $25.6 million and standby letters of credit totaled $262 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of September 30, 2014 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

  On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion. The parties have agreed on the three-member neutral panel and have exchanged written discovery and documents. The parties have also each identified expert witnesses and initial reports have been issued. The Scheduling Order issued by the Panel provides that depositions shall be completed by December 30, 2014 and dispositive motions filed by January 30, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

  On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Mr. Shelley’s attorney subsequently filed a Motion to Reconsider. By Order dated October 27, 2014, the Court denied Plaintiff’s Motion to Reconsider. Plaintiff has 30 days from the Order in which to file a notice of appeal. No such notice has been filed yet, but the deadline has not yet run.

  On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank worked closely with the appropriate contacts to provide them with the requested documents. Follow-up requests and/or subpoenas were issued and responded to – both from the offices of the US Attorney and Special Inspector General for TARP (SIGTARP). The Company and Bank have responded to all pending requests for documents.

  On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank worked closely with the appropriate contacts to provide that office with the requested documents. The Attorney General’s office has confirmed that the Company has provided all the documents and information requested. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.

  Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014 Mr. Snyder sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. He is alleging that he and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. Mr. Snyder has brought this case on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit. The Complaint has been filed and the Company has filed its Answer, in which it denies any and all liability. Counsel for the Plaintiff recently advised us that he has been retained by other subordinated debt purchasers and has sought to amend the Complaint to reflect these new parties. Once the amended pleading is filed and served, the named Defendants will timely file their responsive pleading.

  Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. One of that company’s employees named Deborah Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another fnancial institution advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that it improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The Bank has engaged legal counsel and intends to vigorously defend against this lawsuit. The Plaintiff has filed its Complaint and the Company filed its Answer, in which it denies all allegations of liability. The Company also obtained leave from the Court to add Ms. Guear as a third-party defendant, and the appropriate pleadings and response have been filed. The Company has exchanged written discovery and documents with the Plaintiff and Ms. Guear. In July 2014, Ms. Guear pleaded guilty in South Carolina state court to breach of trust and was sentenced to 5 years in prison, 5 years of probation, and restitution. The case was unsuccessfully mediated and the parties have until mid-January to complete discovery. Ms. Guear’s deposition is currently scheduled for November 18, 2014 in the prison where she is assigned.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

  On or about January 10, 2013 and January 9, 2014, the SEC served the Company and Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The case/investigation number is A-3459. The Company and Bank provided timely responses to both subpoenas and continues to work closely with the SEC to provide them with any further documents they may need. There are no outstanding subpoenas or requests for documents or information.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2014, the Company completed a private placement (the “Private Placement”) to certain directors and executive officers (the “Purchasers”) pursuant to which the Company issued a total of 78,003 shares of its common stock at $0.75 per share for an aggregate cash consideration of $58,502. Each of the Purchasers executed subscription agreements, which were accepted by the Company on or prior to close. Proceeds from the Private Placement will be used by the Company for general corporate purposes and working capital, including to satisfy outstanding transfer agent, corporate printing, and legal and accounting fees and expenses.

The Private Placement was conducted in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Shares may not be offered or sold in the United States absent registration or exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

Date: November 18, 2014	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2014	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-66-