Form 10-K
period 2014-12-31
HCSB FINANCIAL CORP
filed 2015-03-30
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2014 was $2,383,752. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

There were 3,816,340 shares of the registrant’s common stock outstanding on March 27, 2015.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A - Risk Factors and the following:

●	reduced earnings due to higher credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	our ability to comply with the Consent Order and the Written Agreement with our regulatory authorities and the potential for regulatory actions if we fail to comply;
●	our ability to maintain appropriate levels of capital, including levels of capital required by our higher individual minimum capital ratios and under the capital rules implementing Basel III;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;
●	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
●	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;
●	significant increases in competitive pressure in the banking and financial services industries;
●	changes in the interest rate environment which could reduce anticipated margins;
●	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	changes occurring in business conditions and inflation;
●	changes in deposit flows;
●	changes in technology;
●	our current and future products, services, applications and functionality and plans to promote them;
●	changes in monetary and tax policies;
●	the rate of delinquencies and amount of loans charged-off;
●	the rate of loan growth and the lack of seasoning of our loan portfolio;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities;
●	changes in accounting policies and practices;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes in the securities markets; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business.

General Overview

HCSB Financial Corporation (the “Company”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”). The Bank is a state chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 11 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services. In addition, we offer a variety of loan products designed for consumers, businesses and farmers. As of December 31, 2014, we had total assets of $421.6 million, net loans of $229.8 million, deposits of $391.3 million and shareholders’ deficit of $11.2 million.

Recent Developments

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $45.5 million and approximately $8 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in third quarter of 2015.

Regulatory Matters

Consent Order

As a result of the economic recession, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”) on February 10, 2011. The Consent Order requires the Bank to, among other things, take the following actions: achieve and maintain Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets; reduce the level of the Bank’s classified assets; eliminate all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” in the Bank’s most recent examination report; analyze and assess the Bank’s management and staffing needs to ensure the Bank has qualified management in place as well as the appropriate organizational structure; increase board oversight of the Bank; limit asset growth; eliminate the Bank’s reliance on brokered deposits; ensure the adequacy of the Bank’s allowance for loan and lease losses; formulate and implement a comprehensive financial plan to address profitability, improve income, monitor expenses, and restructure the Bank’s balance sheet; ensure the full implementation of the Bank’s revised written lending and collection policy to provide effective guidance and control over the Bank’s lending function; implement a plan addressing liquidity, contingency funding, and overall balance sheet management; establish an enhanced internal loan review program; correct all violations of law, regulation, and contraventions of policy which are listed in the Bank’s most recent examination report; not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified “Loss” or “Doubtful” and is uncollected; not declare or pay dividends or bonuses without the prior written approval of the FDIC and the State Board; reduce any segment of the Bank’s loan portfolio that is an undue concentration of credit; and supply written progress reports to the FDIC and the State Board.

Even prior to receipt of the Consent Order, the Bank’s board of directors and management adopted and began executing a comprehensive strategic plan to address the matters described in the Consent Order. The Bank’s board of directors and management have been, and continue to be, keenly focused on executing this plan and within a year the Bank was in compliance with a number of the requirements of the Consent Order. However, the Bank still needs a material amount of additional capital to comply with the Consent Order. As described below, the Bank continues not only to search for additional capital but also for a potential merger partner. See Note 2 to our Financial Statements included in this Annual Report for more discussion of the Consent Order.

Written Agreement

On May 9, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. See Note 2 to our Financial Statements included in this Annual Report for more discussion of the Written Agreement.

In addition, the Federal Reserve Bank of Richmond has informed the Company that it is required to contribute $1 million to the Bank as soon as the Company has the funds available to do so for repayment of a loan deemed made from the Bank to the Company in such amount. The Bank is a general unsecured creditor of the Company with respect to this amount.

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Annual Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated March 30, 2015, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders, subordinated debt holders, and other securities holders will likely lose all of their investment in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2-“Regulatory Matters and Going Concern Considerations” to our Consolidated Financial Statements of this Annual Report.

Our Strategic Plan

As a response to the most recent economic recession and the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which includes not only a search for a potential merger partner but also a search for additional capital, as well as steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality. We have continued to take these steps over the last few years, and we believe that they have helped to further stabilize the Bank’s financial condition, which will help us as we continue our efforts to secure a merger partner or raise capital. As of December 31, 2014, on a pro forma basis, approximately $8.5 million in additional capital would have returned the Bank to “adequately capitalized” and approximately $23.6 million in additional capital would have returned the Bank to “well capitalized” under regulatory guidelines. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital levels with less additional capital, although as noted below, prospective investors would likely require us to raise materially more capital than these minimums. In addition, as noted above, on March 24, 2015, the Bank entered into a definitive agreement pursuant to which we intend to sell the real estate, equipment, substantially all of the loans, and certain other assets, and assume the deposits associated with, three of the Bank’s branches. We believe it will be difficult to reduce the size of the Bank much further without selling good earning assets, which would make it harder for us to maintain profitability. The Bank’s leverage ratio was 2.53% at December 31, 2014. Although this was an improvement from 2.17% at December 31, 2013, we still do not have much of a cushion above the 2.0% minimum required level. If the Bank’s leverage ratio falls below this 2.0% threshold, which could happen if we suffer additional loan losses or losses in our other real estate owned portfolio, then the Bank will be placed into a federal conservatorship or receivership by the FDIC. Further, the Company had negative shareholders’ equity of $11.2 million at December 31, 2014. Although this was an improvement over the total shareholders’ deficit of $16.4 million at December 31, 2013, the fact that we have negative shareholders’ equity is nevertheless making it more difficult for us to raise additional capital or find a merger partner. There are no assurances that we will be able to raise additional capital in the near future or at all. If we cannot meet the minimum capital requirements set forth under the Consent Order and return the Bank to a “well capitalized” designation, or if we suffer a further deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. We also recognize that in order to attract investors we may need to raise materially more than the minimum amounts described above so that the Company can repay the subordinated notes, trust preferred securities, and TARP securities and so that the Bank will have sufficient capital to grow. We have been seeking to raise additional capital or find a merger partner since the imposition of the Consent Order, and we are continuing to work diligently to do so, although there are no assurances that we will be successful in doing so.

Decreasing Our Assets. Over the last year, we have continued to reduce the Company’s total assets from $434.6 million at December 31, 2013 to $421.6 million at December 31, 2014. Total assets of the Company at December 31, 2012 and 2011 were $469.0 million and $535.7 million, respectively. Similarly, we reduced the Bank’s total assets from $434.6 million at December 31, 2013 to $421.5 million at December 31, 2014. Total assets of the Bank at December 31, 2012 and 2011 were $469.0 and $535.9 million, respectively. We believe that decreasing the Bank’s assets and reducing expenses have helped stabilize the Bank’s capital ratios. However, these steps alone will not enable us to achieve compliance with the terms of the Consent Order and the Written Agreement. We continue to search for new capital or a potential merger partner. We will continue to evaluate strategies for reducing the Bank’s overall asset size but do not currently anticipate any material additional decrease. At the moment, we would prefer to maintain the Bank’s current overall asset size and replace nonperforming assets with earning assets.

Reducing OREO and Other Nonperforming Assets. We have focused substantial time and effort on managing the liquidation of nonperforming assets. Over the past several years, we have initiated workout plans for problem loans that are designed to promptly collect on or rehabilitate these loans in an effort to convert them to earning assets, and we have pursued foreclosure in certain instances. We are currently marketing our inventory of foreclosed real estate, but given that we would likely be required to accept discounted sales prices below appraised value if we tried to dispose of these assets quickly, we have taken a more measured and deliberate approach with these sales efforts.

As a result of these efforts, we believe credit quality indicators continue to show signs of stabilization and improvement. For example, our nonperforming assets decreased from $35.6 million at December 31, 2013 to $31.3 million at December 31, 2014. In addition, as we continue to work through our credit issues, our costs related to other real estate owned have decreased from $3.5 million for 2012 to $1.4 million for each of 2013 and 2014. In fact, the Bank (as opposed to the Company) has been profitable each of the last two years, with net income for the year ended December 31, 2014 of $1.1 million and net income of $2.1 million for the year ended December 31, 2013, although in 2014, the Bank’s earnings included $940 thousand in life insurance proceeds resulting from the passing of a former director and a former insured employee of the Bank. On a consolidated basis, our net loss for the year ended December 31, 2014 was $291 thousand, primarily due to the accrual of interest expense on the trust preferred securities in the amount of $179 thousand and the subordinated debentures in the amount of $1.1 million for the year. Although we had net income of $1.8 million for the year ended December 31, 2013, this net income was primarily the result of the $1.0 million gain included in noninterest income recognized on the forgiveness of debt last year and an approximately $1.5 million negative provision to our allowance for loan loss reserve.

New lending has been minimal due to demand but also due to our focus on restoring the Bank’s financial condition. We remain focused on disciplined underwriting practices and prudent credit risk management. In 2011, as part of our strategic plan, we substantially revised our lending policy and credit procedures. We expanded the scope and depth of the initial loan review performed by our loan officers on all loans, and we incorporated more objective measurements in our internal loan analysis which more accurately addresses each borrower’s probability of default.

Reducing ADC and CRE Loan Concentrations. In response to the economic recession’s impact on acquisition, development and construction (“ADC”) and commercial real estate (“CRE”) loans, we have reduced the number of ADC and CRE loans we make and the number of these loans in our existing portfolio. We have worked to decrease our concentration by various means, including (i) through the normal sale of real estate by borrowers and their resulting repayments of the borrowed funds, (ii) transfers of problem loans to other real estate owned or charge-off if loss is considered confirmed, and (iii) encouraging customers with these types of loans to seek other financing when their loans mature. Since implementing our strategic plan, we have decreased the Bank’s total CRE loan portfolio significantly.

Increasing Operating Earnings. Management is focused on increasing our operating earnings by continuing strategies to improve the core profitability of our franchise. These strategies change the mix of our earning assets while maintaining the size of our balance sheet. Specifically, we are intent on reducing the level of nonperforming assets, controlling our operating expenses, improving our net interest margin and increasing fee income. As we reduce the amount of our nonperforming assets, additional provisions for loan losses may be required so that this may be accomplished within our preferred timeframe. Additionally, we are carefully evaluating all renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best relationship customers.

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

Focusing on Reducing Noninterest Expenses and Collecting Noninterest Income. We continue to review our noninterest income and noninterest expense categories for potential revenue enhancements and expense reductions. Over the last several years, we have implemented several initiatives to help reduce expenses and manage our overhead at an efficient level. Management and the board of directors have already reduced compensation expenses by, among other things, eliminating over 60 employment positions, minimizing salary increases and eliminating bonuses of any type since December 31, 2009, eliminating employer matching contributions to officer and employee 401(k) accounts and reducing the percentage of health and dental insurance benefits paid by the Bank for all of its employees. In addition, certain of the Bank’s senior officers accepted salary reductions and forfeited certain retirement benefits and incentive compensation. Management and the Board also determined in 2011, after careful review of hourly customer traffic counts, to reduce the hours of service on Friday afternoons. All of these steps served to enable the Bank to reduce its compensation expenses by over $4.1 million from 2009 to 2014. In addition, the Board eliminated monthly director fees effective October 1, 2011, and all active directors who had elected to defer their director fees until retirement have forfeited their deferred fees entirely in the aggregate amount of approximately $857 thousand.

We have also reduced marketing expenses incurred by the Bank. We closed two branches in January 2012, and are continuing to analyze other noninterest expenses for further reduction opportunities. We believe that reduction of our level of nonperforming assets will also reduce our operating costs significantly. Expenses related to other real estate owned were $1.4 million for both 2014 and 2013 compared to $3.5 million for 2012, respectively. We expect expenses related to other real estate owned to continue to decline slightly.

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

Location and Service Area

Our primary markets include Horry County, South Carolina and Columbus and Brunswick Counties, North Carolina. Many of the banks in these areas are branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we can fill. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses, individuals, and farmers.

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

Lending Activities

Presented below are our general lending activities. In accordance with the Bank’s efforts to restructure the balance sheet, the Bank has strictly limited any new lending, particularly with respect to commercial real estate loans.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 84.2% of our loan portfolio at December 31, 2014. Residential real estate loans were 35.9% of the portfolio. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property and consist of commercial real estate loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Consumer and commercial real estate construction and commercial development loans were 14.6% of the portfolio. These loans are secured by the real estate for which construction is planned.

As discussed above under “Our Strategic Plan - Reducing ADC and CRE Loan Concentrations”, due to concerns regarding the economic recession and our concentration of commercial real estate loans, which as of December 31, 2014 totaled $113.9 million, or 57.4% of our real estate loans, we have focused on reducing the level of these types of loans in our portfolio.

Commercial Loans. At December 31, 2014, approximately 10.8% of our loan portfolio consisted of commercial loans not including agricultural loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans. Consumer loans made up approximately 2.7% of our loan portfolio at December 31, 2014. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles, recreational boats and small recreational vehicles are often pledged as collateral on secured consumer loans.

Agricultural Loans. Approximately 2.3% of our loan portfolio consisted of agricultural loans at December 31, 2014. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Underwriting Procedures, Collateral, and Risk. Although we have generally restricted new lending while we have focused on restoring the Bank’s financial condition, we remain attentive to disciplined underwriting practices and prudent credit risk management. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

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

It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 80%. For example, we obtain a security interest in real estate for loans secured by real estate. For commercial loans, we typically obtain security interests in equipment and other company assets. For agricultural loans, we typically obtain a security interest in growing crops, farm equipment, or real estate. For consumer loans used to purchase vehicles, we obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we typically obtain other available collateral such as stocks or savings accounts.

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

Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in economic conditions in the location or industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. Agricultural loans carry the risk of crop failure, which adversely impacts both the borrower’s ability to repay the loan and the value of the collateral, although we partially mitigate these risks by requiring the assignment of multi-peril crop insurance on all such loans.

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

Other Banking and Related Services

Other services which are offered by the Bank include cash management services, sweep accounts, repurchase agreements, mobile banking, remote deposit capture, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, online banking and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. One of our non-executive officers is a registered representative of Investment Professionals Inc. (IPI), and through this individual, we offer investments in securities and other non-deposit investment products. We also offer MasterCard and VISA credit card services through a third party vendor. We continue to seek and evaluate opportunities to offer additional financial services to our customers.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2014, there were 22 financial institutions operating in Horry County, South Carolina, 12 financial institutions operating in Brunswick County, North Carolina, and six financial institutions operating in Columbus County, North Carolina.

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

Employees

As of March 27, 2015, we had 101 full-time employees and one part-time employee. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Legislative and Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

●	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of non-bank financial companies;

●	Granting new authority to the FDIC as liquidator and receiver;

●	Changing the manner in which deposit insurance assessments are made;

●	Requiring regulators to modify capital standards;

●	Establishing the Bureau of Consumer Financial Protection (the “CFPB”);

●	Capping interchange fees that banks charge merchants for debit card transactions;

●	Imposing more stringent requirements on mortgage lenders; and

●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, develops and proposes standards for the prudential regulation of banking organizations, including capital standards. In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule. The final rule became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

The final rule imposes higher minimum risk-based capital and leverage requirements for covered banking organizations than those currently in place. Specifically, the final rule imposes the following minimum capital requirements:

●	a new common equity Tier 1 risk-based capital ratio (sometimes referred to as a CET1 ratio) of 4.5%;

●	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

●	a total risk-based capital ratio of 8% (unchanged from current requirements); and

●	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

In addition, the final rule introduces a new CET1 ratio category for the prompt corrective action regulations. The CET1 ratio by prompt corrective action regulations is: 6.5% or greater for well capitalized; 4.5% or greater for adequately capitalized; less than 4.5% for undercapitalized; and less than 3% for significantly undercapitalized.

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

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and can operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

HCSB Financial Corporation

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, we are also subject to the South Carolina Banking and Branching Efficiency Act and the State Board also regulates and monitors all significant aspects of our operations.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank described below under “Horry County State Bank – Prompt Corrective Action.” Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 2014, our Bank is “significantly undercapitalized” under the capital requirements as set per bank regulatory agencies.

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

Horry County State Bank

As a South Carolina state bank, the Bank’s primary federal regulator is the FDIC, and the Bank is also regulated and subject to examination by the State Board. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

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

The FDIC requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase- money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

As further described under “Regulation and Supervision—Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “adequately capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. As an insured depository institution, the Bank is required to comply with these capital requirements promulgated under the FDIA and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

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

As of December 31, 2014, the Bank was deemed to be “significantly undercapitalized.” As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 10, 2011, the Bank entered into a Consent Order with the FDIC and the State Board which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by July 20, 2011. The Bank did not meet the capital ratios as specified in the Consent Order and, as a result, submitted a revised capital restoration plan to the FDIC on July 15, 2011. The revised capital restoration plan was determined by the FDIC to be insufficient and, as a result, we submitted a further revised capital restoration plan to the FDIC on September 30, 2011. We received the FDIC’s non-objection to the further revised capital restoration plan on December 6, 2011. The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. As noted elsewhere in this Annual Report, we will need to raise additional capital in order to achieve the capital ratios required under the Consent Order, and there are no assurances that we will be able to do so.

As further described under “Legislative and Regulatory Developments – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final review became effective on January 1, 2015 and applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule.

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

Regulatory Examination. The FDIC and the State Board also require the Bank to prepare annual and quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures.

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

On January 1, 2015, the date of the most recent examination, the Bank received a satisfactory CRA rating.

Finance Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2014, the Company did not have any financial subsidiaries.

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

USA PATRIOT Act/Bank Secrecy Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 1.50 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

We have prepared the consolidated financial statements contained in this Annual Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its most recent report dated March 30, 2015, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders, subordinated debt holders, and other securities holders will likely lose all of their investment in the Company.

We have an immediate need to raise a material amount of additional capital. We have been trying to raise additional capital or find a merger partner for several years, with no success, and there are no assurances that we will be able to do so.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Pursuant to the Consent Order, the Bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets. As of December 31, 2014, the Bank had Tier 1 capital of 3.79% of total assets, Total Risk-Based capital of 5.05% of total risk-weighted assets, and a leverage ratio of 2.53%. Consequently, the Bank is not in compliance with the minimum capital requirements established in the Consent Order and is designated as “significantly undercapitalized.” As a result, we have an immediate need to raise capital. As of December 31, 2014, on a pro forma basis, approximately $8.5 million in additional capital would have returned the bank to “adequately capitalized” and approximately $23.6 million in additional capital would have returned the Bank to “well capitalized” under regulatory guidelines. In order to attract investors, however, we may need to raise materially more than these amounts so that the Bank will have sufficient capital to grow. We have been seeking to raise additional capital or find a merger partner since the imposition of the Consent Order, and we are continuing to work diligently to do so. Our ability to raise additional capital will depend in part on conditions in the capital markets, which are outside our control, and on our financial performance. In addition, we have found it particularly difficult to attract investors given the amount of our outstanding senior equity and debt securities, including the Series T Preferred Stock issued to the U.S. Treasury under the TARP program, the trust preferred securities that we have issued, and our 2010 subordinated promissory notes. At December 31, 2014, the amount of these outstanding senior securities was $30.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. If we are successful in raising additional capital, our existing shareholders’ percentage ownership interests will be diluted significantly. If we cannot find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company.

Our right to defer the payment of interest on our outstanding trust preferred securities expires in March 2016, after which the holders of our trust preferred securities can declare a default and we could be forced into involuntary bankruptcy.

As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At December 31, 2014, total accrued interest equaled $714 thousand, and total accrued interest as of March 2016 will be approximately $950 thousand. We will not be able to pay this interest when it becomes due if we are not able to raise a sufficient amount of additional capital for the Bank to be in compliance with the Consent Order and for the Company to make the payments due under the subordinated notes, which are senior to the trust preferred securities. Even if we succeed in raising this capital, we will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If we fail to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared, the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declare a default under the trust preferred securities, we could be forced into involuntary bankruptcy.

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

The Bank failed to meet the minimum capital requirements by the July 9, 2011 deadline set forth in the Consent Order and, as a result, the Bank submitted a revised Capital Restoration Plan to the FDIC on September 30, 2011 detailing the steps the Bank plans to take to achieve these minimum capital requirements. The Bank is not currently in compliance with the minimum capital requirements and, as of December 31, 2014, the Bank is categorized as “significantly undercapitalized.” As a result, a number of requirements or restrictions can or will be imposed on the Company and the Bank in addition to those set forth under the Consent Order and the Written Agreement. These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) impose more stringent growth restrictions on the Bank, or require the Bank to further reduce its total assets; (E) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (F) order a new election of Bank directors; (G) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (H) require the Bank to employ “qualified” senior executive officers; (I) require the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (J) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(I) above; and (iii) require prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s Articles of Incorporation or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.

If the Bank were to fall to “critically undercapitalized,” then the FDIC would be required to place the Bank into conservatorship or receivership within 90 days of the Bank becoming critically undercapitalized, unless the FDIC determined that “other action” would better achieve the purposes of the FDIC’s prompt corrective action capital requirements. The Bank will be deemed to be critically undercapitalized if its leverage ratio falls below 2.0%. The Bank’s leverage ratio was 2.53% at December 31, 2014. Although this was an improvement from 2.17% at December 31, 2013, we still do not have much of a cushion above the 2.0% minimum required level. If the Bank were to be taken into receivership, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2014, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, and other real estate owned) totaled $31.3 million, or 7.43% of total assets. At December 31, 2013, our nonperforming assets were $35.6 million, or 8.19% of total assets. Our nonperforming assets adversely affect our net income in various ways:

●	We do not record interest income on nonaccrual loans or real estate owned.
●	We must provide for probable loan losses through a current period charge to the provision for loan losses.
●	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect declining market values.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations. As described above, if the Bank’s leverage ratio falls below 2.0%, which could happen if we suffer additional loan losses or losses in our other real estate owned portfolio, then the Bank will be placed into a federal conservatorship or receivership by the FDIC.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. In recent years we sustained historically abnormal losses primarily because borrowers, guarantors or related parties failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional future losses for these same reasons. Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations and could cause our leverage ratio to fall below 2.0%. Although we believe credit quality indicators continue to show signs of stabilization, deterioration in the coastal South Carolina real estate market as a whole may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, approximately 84.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2014, we had approximately $113.9 million in loans outstanding to borrowers in which the collateral securing the loan was commercial real estate, representing approximately 48.3% of our total loans outstanding as of that date. Approximately 31.8% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our success depends, to a significant extent, on the quality of our assets, particularly loans. Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, for many of our loans, the value of the real estate and other assets serving as collateral. Management makes various assumptions and judgments about the collectability of our loan portfolio after considering these and other factors. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions and other pertinent information, including the results of external loan reviews. Despite our efforts, our loan assessment techniques may fail to properly account for potential loan losses, and, as a result, our established loan loss reserves may prove insufficient. If we are unable to generate income to compensate for these losses, they could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2014, we had 55 loans on nonaccrual status totaling approximately $11.7 million, and our allowance for loan loss was $5.8 million. For the year ended December 31, 2014, we recognized provision expense of approximately $1.1 million as compared to recaptured provisions of $1.5 million for the year ended December 31, 2013. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments. As of December 31, 2014, we had brokered deposits of $14.1 million, representing 3.6% of our total deposits, of which all will mature during 2015. Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We may need to find other sources of liquidity to replace these deposits as they mature. Secondary sources of liquidity may include proceeds from Federal Home Loan Bank (the “FHLB”) advances and QwickRate CDs obtained via the Internet. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are significantly undercapitalized, we are required to pledge additional collateral for FHLB advances. Also, as of December 31, 2014, the Company has no approved federal funds lines of credit available from any correspondent bank.

We actively monitor the depository institutions that hold our due from banks cash balances. All of our federal funds sold are sold to the Federal Reserve Bank of Richmond. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks, and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our tangible equity capital or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits, as well as the State Board. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our Bank under these laws could have a material adverse effect on our results of operations.

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The rule applies to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule began to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect the Bank, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years, which began in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, may cause management to modify our business strategy and may limit our ability to make distributions, including paying dividends or buying back our shares in the future.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us.

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

Consumer lending laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. In 2013, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than the Company. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. If we are unable to remain competitive, our financial condition and results of operations will be adversely affected.

If we are unable to implement, maintain and use technologies effectively, our financial condition and results of operations will be adversely affected.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

On March 6, 2009, as part of the Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008, we entered into a Letter of Agreement with Treasury pursuant to which we issued and sold to Treasury (i) 12,895 shares of our Series T Preferred Stock, and (ii) a ten-year warrant to purchase up to 91,714 shares of our common stock at an initial exercise price of $21.09 per share, for an aggregate purchase price of $12,895,000 in cash. Pursuant to the terms of the Letter Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which Treasury holds the equity issued pursuant to the Letter Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives; (iv) prohibition on providing tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Given the geographic concentration of our operations, we could be significantly affected by any hurricane that affects coastal South Carolina.

Our loan portfolio consists predominantly of loans to persons and businesses located in coastal South Carolina. The collateral for many of our loans consists of real and personal property located in this area, which is susceptible to hurricanes that can cause extensive damage to the general region. Disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business. Adverse economic conditions resulting from such a disaster could also negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans. Furthermore, damage resulting from any hurricane could also result in continued economic uncertainty that could negatively impact businesses in those areas. Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any hurricane.

Risks Related to Our Common Stock

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock issued to Treasury through the Capital Purchase Program will reduce the net income available to common shareholders and our earnings per common share. Notably, because we did not redeem the Series T Preferred Stock prior to March 6, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $644,750 annually) to 9.0% per annum (approximately $1,160,550 annually). Also, we have been forced to defer and accrue sixteen quarterly dividend payments to Treasury and, thus, are prohibited from paying dividends on our common stock until all deferred dividends on the Series T Preferred Stock are paid in full. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised. The 91,714 shares of common stock underlying the warrant represent approximately 2.4% of the shares of our common stock outstanding as of December 31, 2014 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction. We note, however, that the exercise price on Treasury’s warrant is $21.09 and the Company’s current trading price was approximately $0.15 at December 31, 2014.

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

There is no active public trading market for our common stock, and no market is expected to develop.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The main office of the Bank is located at 5009 Broad Street, Loris, South Carolina, 29569. Our operational support services and executive offices are located in our Operations Center at 3640 Ralph Ellis Boulevard, Loris, South Carolina, 29569. Our operational support services include central deposit and central credit operations, computer operations, audit and compliance operations, human resources, training, marketing and credit administration operations. We have listed for sale or lease our former Operations Center at 5201 Broad Street, Loris, South Carolina, 29569 as well as our former Homewood branch at 3201 Highway 701 North, Conway, South Carolina, 29526.

The Bank presently owns 11 lots, on which we have branch banking facilities and our Operations Center, in addition to the previously mentioned available for sale lots. The Bank has also entered into a long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of December 31, 2014 and the date of this Report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

●	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The Complaint names the Company and the Bank and current and former members of the Bank’s and/or Company’s Board of Directors as defendants. The Complaint alleges that the Plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes offering in the second and third quarters of 2010. The Complaint alleges that the Bank promised to loan the Plaintiffs up to 90% of the amount that the Plaintiffs would invest in the subordinated notes offering in the event that Plaintiffs needed access to these funds prior to the maturity of the subordinated notes, and, once the Plaintiffs applied for the loan, the Bank denied the loan request. The Complaint seeks actual damages, consequential damages, punitive damages as allowed by law, pre-judgment and post-judgment interest as allowed by law, penalties as mandated by statute, set-off against other obligations of the Plaintiffs due to the Company and the Bank, attorney’s fees and costs. All Defendants moved to stay the litigation and compel arbitration and the Court granted the motion. Arbitration proceedings were held in March 2015, and upon conclusion of the hearing, 17 of the initial 20 individual Defendants were dismissed through summary judgment and directed verdict motions. Both the Plaintiffs and the remaining Defendants have until April 6, 2015 to present proposed orders to the three-member arbitration panel, upon which the panel will deliberate and issue a final ruling.
●	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The Complaint named the Company and the Bank as Defendants. However, the Complaint was never served on the Company or Bank. On September 27, 2012, Plaintiff filed an Amended Complaint. The Amended Complaint alleges that Plaintiff and other similarly situated persons were contacted by employees of the Bank, who then solicited a sale of Bank stock. The Amended Complaint further alleges that Bank employees did not disclose material information about the Bank’s financial condition to the Plaintiff and others prior to their respective purchases of stock. The Amended Complaint seeks the certification of a class action to include all those purchasers of Bank stock who were solicited to purchase such stock between July 1, 2009 and December 31, 2011. Plaintiff has asserted causes of action for violation of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, and the court granted the motion for summary judgment on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, and when the motion to reconsider was denied, Mr. Shelly filed a notice of appeal with the South Carolina Court of Appeals. As of the date of this Annual Report, the briefing deadlines have not yet been issued.
●	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The subpoena number is GJ #2/2012-0215 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents.

●	On or about November 7, 2012, the South Carolina Attorney General served the Company and Bank with a subpoena requesting the production of documents related to: (1) names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; (2) the Company’s offering and sale of subordinated debt notes; and (3) the offering and/or sale of Company stock and related filings. The South Carolina Attorney General’s file number is 12063 and the Company and Bank are working closely with the appropriate contacts to provide them with the requested documents. The Company believes that the proceedings will not have any material adverse effect on the financial condition or operations of the Company.
●	Plaintiffs Jan W. Snyder, Acey Livingston, and Mark Josephs purchased subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Plaintiffs sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2014-CP-26-0204. Plaintiffs have brought this case on their behalf and as representatives of a class of similarly situated purchasers of subordinated debt notes. Plaintiffs allege that they and a similarly situated class of subordinated debt purchasers have suffered an unspecified amount of damages resulting from the Defendants’ wrongful conduct leading up to their respective purchases of subordinated debt notes. There are several causes of action alleged, including fraud, violation of state securities statutes, negligence and others. All Defendants have filed motions to dismiss, and a hearing on same has not been set at this time. The Company, as well as all Defendants, will deny liability and will oppose Plaintiffs’ request to certify the case as a class action. The Company and the Bank have engaged legal counsel and intend to vigorously defend against this lawsuit.
●	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for the Mozingo + Wallace Architects, LLC’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace Architects, LLC that it had been receiving an unusually high number of checks issued by Mozingo + Wallace Architects, LLC to Ms. Guear’s account. Mozingo + Wallace Architects, LLC obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account to herself, her husband, and her husband’s business. On September 25, 2013, Mozingo + Wallace Architects, LLC sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements so that Mozingo + Wallace Architects, LLC could not discover the unauthorized transactions and seeking damages in an unspecified amount. The case is pending in Horry County, South Carolina. The parties have exchanged initial discovery responses and documents and all depositions of Plaintiff’s employees and expert have been taken. Also, the Company’s motion to file claims against the Plaintiff’s employee who misappropriated the funds was granted. The Company moved to add Ms. Guear as a party to this case, and the motion was granted. Ms. Guear has retained counsel and appeared in the case. After the Plaintiff’s majority owner was deposed and questioned about his accountant’s apparent knowledge of the unauthorized transactions, Plaintiff’s counsel filed a motion to dismiss the case without prejudice so that they could bring in the accountant as a Defendant. This motion was heard on March 25, 2015, in Conway, South Carolina. The chief administrative judge granted Plaintiff's motion to add Plaintiff's accountant as a new defendant. Once this new party is added, the case will be assigned a new case number and discovery will commence. This case will not be moved to the active trial roster for at least 180 days.
●	On or about January 10, 2013 and January 9, 2014, the SEC served the Company and Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The case/investigation number is A-3459. The Company and Bank provided timely responses to both subpoenas and continues to work closely with the SEC to provide them with any further documents they may need.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Shares and Dividends

As of March 27, 2015, there were 3,816,340 shares of our common stock outstanding held by approximately 2,400 shareholders of record. There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. Most of the trades of which the Company is aware have been privately negotiated by local buyers and sellers. In addition to these trades, the Company is aware of a number of quotations on the OTC Bulletin Board between January 1, 2014 and December 31, 2014 that ranged from $0.15 to $0.68. Over-the-counter market quotations reflect inter-dealer prices, without retailer mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low bid information for our common stock of which we are aware for the periods indicated. Private trading of our common stock has been limited but has been conducted through the Private Trading System, which is operated by the Bank on its website www.hcsbaccess.com. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us, we believe transactions in our common stock can be fairly summarized as follows for the periods indicated:

2014	Low	High
Fourth Quarter	$0.15	$0.55
Third Quarter	$0.20	$0.68
Second Quarter	$0.16	$0.68
First Quarter	$0.19	$0.51

2013	Low	High
Fourth Quarter	$0.01	$0.26
Third Quarter	$0.05	$0.26
Second Quarter	$0.05	$0.26
First Quarter	$0.07	$0.29

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of December 31, 2014, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of preferred stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

Year Ended December 31,	2014	2013	2012	2011	2010
(Dollars in thousands, except per share)

Financial Condition:
Investment securities, available for sale	$106,674	$94,602	$77,320	$100,207	$265,190
Allowance for loan losses	5,787	9,443	14,150	21,178	14,489
Net loans	229,756	246,981	288,084	345,817	431,185
Premises and equipment, net	20,292	20,802	21,694	22,514	23,389
Total assets	421,571	434,586	468,996	535,698	787,441
Noninterest-bearing deposits	40,172	33,081	33,103	37,029	38,255
Interest-bearing deposits	351,165	372,963	402,758	453,824	590,706
Total deposits	391,337	406,044	435,861	490,853	628,961
Advances from the Federal Home Loan Bank	17,000	22,000	22,000	22,000	104,200
Total liabilities	432,818	451,028	480,758	540,914	760,942
Total shareholders’ equity (deficit)	(11,247)	(16,442)	(11,762)	(5,216)	26,499

Results of Operations:
Interest income	$16,095	$17,071	$20,371	$25,654	$32,550
Interest expense	5,054	5,301	6,261	8,924	14,567
Net interest income	11,041	11,770	14,110	16,730	17,983
Provision for (recovery of) loan losses	1,061	(1,497)	10,530	25,271	23,084
Net interest income (loss) after provision for loan losses	9,980	13,267	3,580	(8,541)	(5,101)
Other income	3,556	3,956	4,574	6,217	4,090
Other expense	13,749	15,460	17,681	21,695	20,641
Income (loss) before income taxes	(213)	1,763	(9,527)	(24,019)	(21,652)
Income tax expense (benefit)	78	—	—	4,998	(4,383)
Net income (loss)	(291)	1,763	(9,527)	(29,017)	(17,269)
Accretion of preferred stock to redemption value	(57)	(199)	(217)	(203)	(190)
Preferred dividends	(1,055)	(653)	(652)	(652)	(644)
Net income (loss) available to common shareholders	$(1,403)	$911	$(10,396)	$(29,872)	$(18,103)

Per Share Data:
Net income (loss) – basic	$(0.37)	$0.24	$(2.78)	$(7.98)	$(4.78)
Period end book value	$(6.33)	$(7.83)	$(6.53)	$(4.72)	$3.79

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

INTRODUCTION

The following discussion describes our results of operations for 2014 as compared to 2013, and 2013 as compared to 2012, and also analyzes our financial condition as of December 31, 2014 as compared to December 31, 2013, and December 31, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets, such as loans and investments, and the rates that we pay on interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2014, 2013, and 2012 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits and other borrowings.

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

RESULTS OF OPERATIONS

Net loss for the year ended December 31, 2014 was $291 thousand compared to net income of $1.8 million and a net loss of $9.5 million for the years ended December 31, 2013 and 2012, respectively. A portion of the large provision expenses recognized in prior years was recaptured in 2013 resulting in net interest income after provision for loan losses of $13.3 million compared to $10.0 million for the year ended December 31, 2014 and $3.6 million for the year ended December 31, 2012. The primary reason for this related to the fact that the 2013 and 2012 financial statements were issued simultaneously. The collectability of several loans reviewed in 2013 and the estimate of potential loss for these loans were included in the 2012 financial statements. Based on this timing issue, the results for 2013 and 2012 may have been individually different if the 2012 financial statements had been filed timely; however, the collective results for these two periods would not change. Net interest income before provision for loan losses was $11.0 million for the year ended December 31, 2014 compared to $11.8 million for the year ended December 31, 2013 and $14.1 million for the year ended December 31, 2012. Noninterest income decreased $400 thousand from 2013 to 2014 due primarily to $1.0 million recognized in 2013 from the forgiveness of a portion of the Company’s subordinated debentures. However, noninterest income also included $940 thousand from life insurance proceeds on a former director and another insured employee during 2014. Noninterest income previously decreased $1.6 million from 2012 to 2013 due to lower gains recognized on sales of investment securities available for sale. Noninterest expenses also decreased from 2012 through 2014 as a result of management efforts to reduce operating expenses.

ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

During the twelve months ended December 31, 2014, total assets decreased $13.0 million, or 2.99%, when compared to December 31, 2013. During the twelve months ended December 31, 2013, total assets decreased $34.4 million or 7.33%, when compared to December 31, 2012, reflecting our strategy to reduce the balance sheet in an effort to preserve capital ratios. Our loan portfolio decreased $20.9 million, or 8.14%, to $235.5 million as of December 31, 2014 from $256.4 million at December 31, 2013. Other real estate owned decreased $5.5 million or 21.91% from 2013 to 2014. These decreases were offset by a $11.7 million increase in our investment securities portfolio in 2014. Our loan portfolio decreased $45.8 million, or 15.16%, to $256.4 million as of December 31, 2013 from $302.2 million at December 31, 2012, which was partially offset by an increase in other real estate owned of $5.5 million from 2012 to 2013.

Total deposits decreased $14.7 million, or 3.62%, from the December 31, 2013 amount of $406.0 million. Interest-bearing deposits decreased $21.8 million and noninterest-bearing deposits increased $7.1 million during 2014. Total deposits decreased $29.8 million, or 6.84%, from the December 31, 2012 amount of $435.9 million. Interest-bearing deposits decreased $29.8 million and noninterest-bearing deposits decreased $22 thousand during 2013. The decreases in total deposits in 2013 and 2014 were primarily due to the decreases in our time deposits each year.

Total shareholders’ deficit decreased from a deficit of $16.4 million at December 31, 2013 to a deficit of $11.2 million at December 31, 2014. Total shareholders’ deficit increased from a deficit of $11.8 million at December 31, 2012 to a deficit of $16.4 million at December 31, 2013.

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $45.5 million and approximately $8 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in third quarter of 2015.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The Company has sought to maintain a conservative approach in determining the distribution of its assets and liabilities. The following table presents the percentage relationships of significant components of the Company’s average balance sheets for the last three fiscal years.

Balance Sheet Categories as a Percent of Average Total Assets

Year ended December 31, (in thousands)	2014	2013	2012

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	6.25%	7.70%	6.67%
Investment securities	26.05	18.82	20.20
Loans	56.07	61.05	64.74
Total interest earning assets	88.37	87.57	91.61
Cash and due from banks	0.64	1.58	1.23
Allowance for loan losses	(1.73)	(2.41)	(3.75)
Premises and equipment	4.62	4.38	4.10
Other assets	8.10	8.88	6.81
Total assets	100.00%	100.00%	100.00%

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	83.62%	85.01%	84.29%
Advances from the Federal Home Loan Bank	4.88	4.79	4.22
Repurchase agreements	0.25	0.30	1.20
Subordinate debentures	2.49	2.57	2.31
Junior Subordinated debentures	1.39	1.35	1.19
Total interest-bearing liabilities	92.63	94.02	93.21
Noninterest-bearing deposits	9.00	7.75	7.04
Accrued interest and other liabilities	1.26	0.94	0.73
Total liabilities	102.89	102.71	100.98
Shareholders’ deficit	(2.89)	(2.71)	(0.98)
Total liabilities and shareholders’ deficit	100.00%	100.00%	100.00%

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

For the year ended December 31, 2014, net interest income was $11.0 million, a decrease of $729 thousand, or 6.19%, from net interest income of $11.8 million in 2013, which had decreased $2.3 million, or 16.58%, from net interest income of $14.1 million in 2012. The decline in our net interest income was the result of the decrease in our interest income on loans, including fees, of $2.6 million, or 15.07%, from $17.3 million for the year ended December 31, 2012 to $14.7 million for the year ended December 31, 2013, and a decrease of $1.3 million, or 8.68%, from $14.7 million for the year ended December 31, 2013 to $13.4 million for the year ended December 31, 2014. These decreases were attributable to the decreases in the average volume of our loan portfolio from $337.4 million as of December 31, 2012, to $280.2 million as of December 31, 2013, and to $249.4 million as of December 31, 2014 as we continued our efforts to decrease total assets through the years to help improve our capital position. Interest expense for the year ended December 31, 2014 was $5.1 million, compared to $5.3 million for 2013 and $6.3 million for 2012. The net yield realized on earning assets was 2.81% for 2014, compared to 2.93% in 2013 and 2.96% in 2012. The interest rate spread was 2.87%, 3.02%, and 2.98% in 2014, 2013, and 2012, respectively.

NET INTEREST INCOME – continued

The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

Average Balances, Income and Expenses, and Rates

Years ended December 31,
(in thousands)	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Loans (1)	$249,358	$13,417	5.38%	$280,208	$14,693	5.24%	$337,445	$17,301	5.13%
Securities, taxable	112,679	2,542	2.26%	81,560	2,212	2.71%	94,901	2,818	2.97%
Securities, nontaxable	1,747	14	0.80%	3,227	45	1.39%	7,735	115	1.49%
Nonmarketable equity securities	1,407	60	4.26%	1,612	44	2.73%	2,616	47	1.80%
Interest-bearing deposits	27,794	62	0.22%	35,339	77	0.22%	34,779	90	0.26%
Total earning assets	392,985	16,095	4.10%	401,946	17,071	4.25%	477,476	20,371	4.27%
Cash and due from banks	2,874			7,255			6,433
Allowance for loan losses	(7,715)			(11,065)			(19,561)
Premises and equipment	20,572			20,110			21,369
Other assets	36,004			40,754			35,488
Total assets	$444,720			$459,000			$521,205

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$371,865	2,995	0.81%	$390,177	3,273	0.84%	$439,317	3,961	0.90%
Borrowings	40,045	2,059	5.14%	41,375	2,028	4.90%	46,475	2,300	4.95%
Total interest-bearing liabilities	411,910	5,054	1.23%	431,552	5,301	1.23%	485,792	6,261	1.29%
Non-interest deposits	40,046			35,583			36,681
Other liabilities	5,614			4,300			3,825
Shareholders’ deficit	(12,850)			(12,435)			(5,093)
Total liabilities and deficit	$444,720			$459,000			$521,205

Net interest income/interest rate spread		$11,041	2.87%		$11,770	3.02%		$14,110	2.98%
Net yield on earning assets			2.81%			2.93%			2.96%

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

RATE/VOLUME ANALYSIS – continued

Rate/Volume Variance Analysis

	2014 Compared to 2013			2013 Compared to 2012
		Increase (Decrease)			Increase (Decrease)
		Due To (1)			Due To (1)
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Interest-bearing deposits	$(15)	$2	$(17)	$(13)	$(14)	$1
Securities, taxable	330	(260)	590	(606)	(231)	(375)
Securities, nontaxable	(31)	(15)	(16)	(70)	(7)	(63)
Nonmarketable equity securities	16	21	(5)	(3)	19	(22)
Loans	(1,276)	397	(1,673)	(2,608)	403	(3,011)
Total	(976)	145	(1,121)	(3,300)	170	(3,470)

Interest-bearing liabilities:
Deposits	(278)	(128)	(150)	(688)	(264)	(424)
Borrowings	31	90	(59)	(272)	(22)	(250)
Total	(247)	(38)	(209)	(960)	(286)	(674)
Net interest income	$(729)	$183	$(912)	$(2,340)	$456	$(2,796)

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investment securities have generally followed the fluctuations in market rates in 2014, 2013 and 2012. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company’s interest rate sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

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

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2014 and may not be indicative of the Company’s rate-sensitivity position at other points in time:

RATE SENSITIVITY – continued

Interest Rate Sensitivity Analysis

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2014	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$56,141	$21,004	$57,962	$135,107	$100,436	$235,543
Securities[1]	16,684	6,403	25,110	48,197	59,322	107,519
Total earning assets	72,825	27,407	83,072	183,304	159,758	343,062

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	44,283	—	—	44,283	—	44,283
Money Market and savings deposits	86,083	—	—	86,083	—	86,083
Time deposits	17,538	21,499	76,455	115,492	105,307	220,799
Total interest-bearing deposits	147,904	21,499	76,455	245,858	105,307	351,165
Other borrowings	1,612	—	—	1,612	17,000	18,612
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$149,516	$27,685	$76,455	$253,656	$133,369	$387,025
Period gap	$(76,691)	$(278)	$6,617	$(70,352)	$26,389	$(43,963)
Cumulative gap	$(76,691)	$(76,969)	$(70,352)	$(70,352)	$(43,963)
Ratio of cumulative gap to total earning assets	(22.35)%	(22.44)%	(20.51)%	(20.51)%	(12.81)%

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2013	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$65,248	$26,419	$65,561	$157,228	$99,196	$256,424
Securities[1]	15,543	4,108	4,629	24,280	76,595	100,875
Total earning assets	80,791	30,527	70,190	181,508	175,791	357,299

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	—	—	—	—	42,723	42,723
Money Market and savings deposits	87,701	—	—	87,701	—	87,701
Time deposits	15,693	25,759	93,304	134,756	107,783	242,539
Total interest-bearing deposits	103,394	25,759	93,304	222,457	150,506	372,963
Other borrowings	1,337	—	5,000	6,337	17,000	23,337
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$104,731	$31,945	$98,304	$234,980	$178,568	$413,548
Period gap	$(23,940)	$(1,418)	$(28,114)	$(53,472)	$(2,777)	$(56,249)
Cumulative gap	$(23,940)	$(25,358)	$(53,472)	$(53,472)	$(56,249)
Ratio of cumulative gap to total earning assets	(6.70)%	(7.10)%	(14.97)%	(14.97)%	(15.74)%

1 Securities are presented at amortized cost basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. During the year ended December 31, 2014, a provision expense of $1.1 million was recognized. Provisions previously recognized of $1.5 million were recaptured during the year ended December 31, 2013. Provisions expensed for the year ended December 31, 2012 were $10.5 million. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses.

NONINTEREST INCOME

Noninterest income was $3.6 million for the year ended December 31, 2014, a decrease of $400 thousand, or 10.11%, when compared with the year ended December 31, 2013. Noninterest income was $4.0 million for the year ended December 31, 2013, a decrease of $600 thousand, or 13.04%, when compared with the year ended December 31, 2012. While almost every category of noninterest income decreased from 2013 to 2014, other operating income increased $884 thousand. During 2014, we received $940 thousand of proceeds from the Bank’s owned life insurance as a result of the passing of one former director and one former insured employee. Noninterest income for 2013 also included $1.0 million as a result of the forgiveness of a portion of the Company’s subordinated debentures.  Gains on sales of investment securities available for sale were $298 thousand for the year ended December 31, 2013, compared to $1.6 million for the year ended December 31, 2012.

NONINTEREST EXPENSES

Noninterest expenses continued to decrease from $17.7 million for 2012 to $15.5 million for 2013 to $13.7 million for 2014. Management continues to evaluate noninterest expenses and make reductions when possible. Salaries and employee benefits were $6.1 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2013 and $5.6 million for the year ended December 31, 2014. FDIC insurance premiums decreased from $1.8 million in 2012 to $1.6 million for both 2013 and 2014 as the Bank’s assessment base has decreased. In addition, as we continue to work through our credit issues, our costs related to other real estate owned have decreased from $3.5 million for 2012 to $1.4 million for each of 2013 and 2014. Other operating expenses decreased from $4.3 million in 2013 to $2.9 million in 2014 as a result of a decrease in legal expenses. In 2013, the Company incurred legal expenses of $1.9 million primarily due to the cost of legal representation in various lawsuits and foreclosure activity. Other operating expenses increased to $4.3 million in 2013 from $3.9 million in 2012 as a result of higher legal expenses incurred in 2013 as previously discussed.

INCOME TAXES

The Company recognized income tax expense of $78 thousand for the year ended December 31, 2014 as a result of state income taxes related to net income at the Bank level. The Company did not recognize any income tax expense for the years ended December 31, 2013 or 2012. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2014 will not be realized, and accordingly, has maintained a full valuation allowance.

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

As of December 31, 2014, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $64.4 million at December 31, 2014. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of December 31, 2014, commitments to extend credit totaled $27.0 million and standby letters of credit totaled $247 thousand. The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2014.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,193	$1,537	$10,209	$13,939	$13,078	$27,017
Standby letters of credit	—	—	243	243	4	247

Totals	$2,193	$1,537	$10,452	$14,182	$13,082	$27,264

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

CAPITAL RESOURCES

Total shareholders’ deficit improved from a deficit of $16.4 million at December 31, 2013 to a deficit of $11.2 million at December 31, 2014. The improvement in equity of $5.2 million is primarily attributable to a decrease in unrealized losses of $5.4 million on our available-for-sale investment securities portfolio. As the investments have matured, management has reinvested in higher-yielding securities.

Total shareholders’ deficit increased from a deficit of $11.8 million at December 31, 2012 to a deficit of $16.4 million at December 31, 2013. The increase in deficit of $4.7 million was primarily attributable to an increase in unrealized losses of $6.4 million on our available-for-sale investment securities portfolio, partially offset by net income for the year of $1.8 million. The increase in unrealized losses was a result of the rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management did not believe the unrealized losses represented an other-than-temporary impairment.

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (average equity divided by average total assets), which was (2.89)% in 2014 compared to (2.71)% in 2013 and (0.98)% in 2012. The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Return on average assets	(0.07)%	0.38%	(1.83)%
Return on average equity	n/a	n/a	n/a
Equity to assets ratio	(2.89)%	(2.71)%	(0.98)%

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

CAPITAL RESOURCES – continued

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at December 31, 2014, 2013, and 2012.

December 31,	2014	2013	2012
(Dollars in thousands)
The Company
Tier 1 capital	$(10,402)	$(10,169)	$(11,932)
Tier 2 capital	—	—	—
Total qualifying capital	$(10,402)	$(10,169)	$(11,932)

Risk-adjusted total assets (including off-balance sheet exposures)	$287,892	$318,900	$346,929

Tier 1 risk-based capital ratio	(3.61%)	(3.19%)	(3.44%)
Total risk-based capital ratio	(3.61%)	(3.19%)	(3.44%)
Tier 1 leverage ratio	(2.36%)	(2.23%)	(2.34%)

The Bank
Tier 1 capital	$10,911	$9,789	$7,720
Tier 2 capital	3,622	4,053	4,455
Total qualifying capital	$14,533	$13,842	$12,175

Risk-adjustment total assets (including off-balance sheet exposures)	$287,598	$318,813	$346,667

Tier 1 risk-based capital ratio	3.79%	3.07%	2.23%
Total risk-based capital ratio	5.05%	4.34%	3.51%
Tier 1 leverage ratio	2.53%	2.17%	1.56%

At December 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order which requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

CAPITAL RESOURCES – continued

Approximately $8.5 million in additional capital as of December 31, 2014 would have returned the Bank to “adequately capitalized” and $23.6 million in capital would have returned the Bank to “well capitalized” under regulatory guidelines on a pro forma basis. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital levels with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay our outstanding senior equity and debt securities, including the Series T Preferred Stock issued to the U.S. Treasury under the TARP program, the trust preferred securities that we have issued, and our 2010 subordinated promissory notes. At December 31, 2014, the amount of these outstanding senior securities was $30.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. There are no assurances that we will be able to raise this capital or find a merger partner.

If we cannot find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company.

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

As noted above, in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule. The final rule became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

Effective January 1, 2015, the final rules require the Company to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

CAPITAL RESOURCES – continued

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures. If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained critically undercapitalized and the Bank would have remained significantly undercapitalized as of such date.

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of December 31, 2014, 2013 and 2012, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $17.3 million, or 22.35%, from $77.3 million at December 31, 2012 to $94.6 million at December 31, 2013, and $12.1 million, or 12.76%, from $94.6 million at December 31, 2013 to $106.7 million at December 31, 2014. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds. As of December 31, 2014, the amortized cost of the available-for-sale investment securities portfolio exceeded fair value by $845 thousand. This unrealized loss is believed to be temporary and a result of the current interest rate environment.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2014.

December 31, 2014	Amortized Cost Due
(in thousands)	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises	$—	$—	$8,000	$32,952	$40,952	$40,082
Mortgage backed securities	—	1,492	7,736	56,100	65,328	65,348
State and political subdivisions	—	—	628	611	1,239	1,244
Total	$—	$1,492	$16,364	$89,663	$107,519	$106,674

Weighted average yields
Government sponsored enterprises	—%	—%	2.44%	2.86%
Mortgage backed securities	—%	2.00%	1.43%	1.93%
State and political subdivisions	—%	—%	2.55%	4.09%
Total	—%	2.00%	1.97%	2.29%	2.23%

December 31, 2013 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$60,628	$55,075
Mortgage backed securities	37,731	37,034
State and political subdivisions	2,516	2,493
Total	$100,875	$94,602

December 31, 2012 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$27,024	$27,108
Mortgage backed securities	44,557	44,462
State and political subdivisions	5,569	5,750
Total	$77,150	$77,320

LOAN PORTFOLIO

We have continued our efforts to decrease total assets each year. As a result, the loan portfolio decreased $20.9 million and $45.8 million in 2014 and 2013, respectively. Net loans charged-off during 2014 were $4.7 million compared to $3.2 million in 2013 and $17.6 million in 2012. Loan balances transferred to other real estate owned were $2.2 million for 2014, compared to $17.7 million for 2013 The remaining decrease was a result of focusing our lenders more on asset quality and resolving existing issues and less on loan originations. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 84.24% of our loan portfolio at December 31, 2014. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 13.12% and 2.64% of the loan portfolio at December 31, 2014, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2014 and highlights the Company’s general emphasis on mortgage lending.

December 31,	2014	2013	2012	2011	2010
(Dollars in thousands)
Real estate:
Commercial construction and land development	$31,470	$38,899	$58,274	$61,776	$82,028
Other commercial real estate	82,382	91,551	103,061	134,803	154,455
Residential construction	2,838	3,038	2,422	5,101	8,036
Other residential	81,730	81,297	89,184	104,307	122,813
Commercial and industrial	30,894	33,711	41,200	52,272	65,896
Consumer	6,229	7,928	8,093	8,736	12,446
	$235,543	$256,424	$302,234	$366,995	$445,674

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 2014 and related interest rate characteristics:

December 31, 2014 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial real estate	$25,001	$73,150	$15,701	$113,852
Residential	13,276	32,105	39,187	84,568
Commercial	12,082	12,761	6,051	30,894
Consumer	2,123	3,880	226	6,229
	$52,482	$121,896	$61,165	$235,543

Loans maturing after one year with:
Fixed interest rates	$142,651
Floating interest rates	40,410

$183,061

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

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. If the borrower is able to bring the account current and establish a pattern of keeping the loan current for a specified time period, the loan is then placed back on regular accrual status.

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 2014.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets include nonperforming loans plus other real estate and repossessions that we own as a result of loan foreclosures.

Nonperforming loans have declined since 2011 as we have sought to identify and aggressively work through our credit issues. As a result, nonperforming loans as of December 31, 2012 decreased to $22.7 million, or 7.52% of total loans, and to $10.6 million, or 4.15% of total loans, at December 31, 2013. Nonperforming loans increased slightly to $11.8 million, or 5.02% of total loans, as of December 31, 2014.

Nonperforming assets also continued to decrease. At December 31, 2014, nonperforming assets were $31.3 million compared to $35.6 million at December 31, 2013 and $42.2 million at December 31, 2012. As a percentage of total assets, nonperforming assets were 7.43%, 8.19%, and 9.00% as of December 31, 2014, 2013, and 2012, respectively.

The following table summarizes nonperforming assets for the five years ended December 31, 2014:

Nonperforming Assets	2014	2013	2012	2011	2010
(Dollars in thousands)
Nonaccrual loans	$11,661	$10,631	$22,567	$44,682	$25,197
Loans past due 90 days or more and still accruing interest	170	—	157	76	—
Total nonperforming loans	11,831	10,631	22,724	44,758	25,197
Other real estate owned	19,501	24,972	19,464	15,665	16,891
Total nonperforming assets	$31,332	$35,603	$42,188	$60,423	$42,088

Nonperforming assets to total assets	7.43%	8.19%	9.00%	11.28%	5.34%
Nonperforming loans to total loans	5.02%	4.15%	7.52%	12.20%	5.65%

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

LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2014.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$30,894	$113,852	$6,229	$84,568	$235,543

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2013.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,364	$—	$775	$—	$2,139
Grade 2 – Modest	314	1,066	98	1,835	3,313
Grade 3 – Average	4,782	6,412	914	3,437	15,545
Grade 4 – Satisfactory	17,092	67,453	5,045	53,868	143,458
Grade 5 – Watch	3,204	17,288	221	6,933	27,646
Grade 6 – Special Mention	1,788	10,028	133	5,127	17,076
Grade 7 – Substandard	5,167	28,203	742	13,135	47,247
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$33,711	$130,450	$7,928	$84,335	$256,424

Loans graded one through four are considered “pass” credits. As of December 31, 2014 and 2013, approximately $156.7 million, or 66.5%, and $164.5 million, or 64.1%, respectively, of the loan portfolio had a credit grade of Minimal, Modest, Average or Satisfactory. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2014, loans with a credit grade of “watch” and “special mention” totaled $33.2 million. As of December 31, 2013, those loans totaled $44.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2014 and 2013, classified loans totaled $45.7 million and $47.3 million, respectively, with $41.1 million and $41.3 million, respectively, being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis. This amount included $33.2 million in TDRs, of which $28.2 million were considered to be performing at December 31, 2014. Classified loans included $31.5 million in TDRs, of which $25.0 million were considered to be performing at December 31, 2013.

LOAN PORTFOLIO - continued

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2014, the recorded investment in impaired loans was $41.4 million compared to $45.7 million at December 31, 2013.

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

At December 31, 2014 and 2013, the principal balance of troubled debt restructurings totaled $33.2 million and $31.5 million, respectively. At December 31, 2014, $28.2 million of these restructured loans were performing as expected under the new terms, and $5.0 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2013, $25.0 million of these restructured loans were performing as expected under the new terms, and $6.4 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of operations. The allowance represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. We do not allocate specific percentages of our allowance for loan losses to the various categories of loans but evaluates the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The historical loan loss experience, the size of our lending portfolio, changes in the lending policies and procedures, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons, and current and anticipated economic conditions are also considered in determining the provision for loan losses. The amount of the allowance is adjusted periodically based on changing circumstances. The Bank changed its historical look back period during the quarter ended December 31, 2012 from twelve quarters to six quarters. We believe this change more accurately reflected the loss history of the loan portfolio. There were no changes to the historical look back period in 2013 or 2014. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

We regularly monitor past due and classified loans. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

LOAN PORTFOLIO - continued

At December 31, 2014, $1.9 million of the allowance was reserved for impaired loans compared to $3.8 million at December 31, 2013 and $5.6 million at December 31, 2012. Net loan charge-offs decreased significantly from $17.6 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013 and slightly increased to $4.7 million for the year ended December 31, 2014.

The following table presents the Allowance for Loan Losses by loan category and the loan category as a percentage of total loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2014		2013		2012		2011		2010
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$597	13.1%	$1,020	13.1%	$1,982	13.6%	$3,239	14.2%	$1,822	14.8%
Commercial Real Estate	3,591	48.3%	5,312	50.9%	7,587	53.4%	10,240	53.6%	7,237	53.1%
Consumer	185	2.7%	144	3.1%	124	2.7%	103	2.4%	131	2.8%
Residential	1,414	35.9%	2,967	32.9%	4,457	30.3%	7,596	29.8%	5,299	29.3%
	$5,787	100.0%	$9,443	100.0%	$14,150	100.0%	$21,178	100.0%	$14,489	100.0%

(1)	Loan category as a percentage of total loans.

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience

(Dollars in thousands)	2014	2013	2012	2011	2010
Total loans outstanding at end of period	$235,543	$256,424	$302,234	$366,995	$445,674
Average loans outstanding	$249,358	$280,208	$337,445	$410,043	$483,570

Balance of allowance for loan losses at beginning of period	$9,443	$14,150	$21,178	$14,489	$7,525

Charge offs:
Real estate	(5,620)	(5,568)	(15,193)	(16,217)	(14,080)
Commercial	(1,068)	(1,691)	(3,242)	(3,229)	(2,396)
Consumer and credit card	(343)	(217)	(106)	(193)	(222)
Other loans	—	—	—	(196)	(28)
Total charge-offs	(7,031)	(7,476)	(18,541)	(19,835)	(16,726)

Recoveries of loans previously charged off	2,314	4,266	983	1,253	606
Net charge-offs	(4,717)	(3,210)	(17,558)	(18,582)	(16,120)

Provision charged to operations	1,061	(1,497)	10,530	25,271	23,084

Balance of allowance for loan losses at end of period	$5,787	$9,443	$14,150	$21,178	$14,489

Ratios:
Net charge-offs to average loans outstanding	1.89%	1.15%	5.20%	4.53%	3.33%
Net charge-offs to loans at end of year	2.00%	1.25%	5.81%	5.06%	3.62%
Allowance for loan losses to average loans	2.32%	3.37%	4.19%	5.16%	3.00%
Allowance for loan losses to loans at end of year	2.46%	3.68%	4.68%	5.77%	3.25%
Net charge-offs to allowance for loan losses	81.51%	33.99%	124.08%	87.74%	111.26%
Net charge-offs to provisions for loan losses	444.58%	n/a	166.74%	73.53%	69.83%

AVERAGE DAILY DEPOSITS

The following table summarizes our average daily deposits during the years ended December 31, 2014, 2013, and 2012. These totals include time deposits $100 thousand and over. At December 31, 2014 time deposits $100,000 and over totaled $150.0 million. Of this total, scheduled maturities within three months were $21.5 million; over three through 12 months were $41.7 million; and over 12 months were $86.8 million.

The adverse economic environment placed greater pressure on our deposits, and the Consent Order prohibited the Bank from the acceptance, renewal or rollover of any brokered deposits. Therefore, we took steps to decrease our reliance on brokered deposits. As of December 31, 2014, we had brokered deposits of $14.1 million as compared to $18.6 million as of December 31, 2013 and $43.1 million as of December 31, 2012. We may need other sources of liquidity to replace these deposits as they mature. Secondary sources of liquidity may include proceeds from FHLB advances and Qwickrate CDs.

	2014		2013		2012
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand	$40,046	n/a	$35,583	n/a	$36,681	n/a
Interest-bearing transaction accounts	41,010	0.17%	41,469	0.19%	43,086	0.22%
Money market savings account	81,688	0.44%	84,519	0.42%	105,727	0.43%
Other savings accounts	9,862	0.25%	8,681	0.25%	7,961	0.25%
Time deposits	239,305	1.06%	255,508	1.10%	282,543	1.20%

Total average deposits	$411,911		$425,760		$475,998

ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the Company’s FHLB borrowings for the years ended December 31, 2014, 2013 and 2012.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	December 31

2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

2012
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock. Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $17.0 million advances from the FHLB outstanding at December 31, 2014, $12.0 million have scheduled principal reductions in 2018, and the remainder in 2019. As a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated. Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

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

During 2013, $1.0 million of the subordinated notes were cancelled by the holder as part of a settlement of litigation between the holder, the Bank, and the Company. The Company is obligated to downstream funds in this amount to the Bank when it is able to do so, but the forgiveness of this debt has been included in noninterest income in the consolidated statements of operations.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $3.7 million as of December 31, 2014. We expect that the Federal Reserve Bank of Richmond will continue to prohibit the Company from making interest payments on the subordinated notes until and unless we raise a sufficient amount of additional capital for the Bank to be in compliance with the Consent Order.

TRUST PREFERRED SECURITIES

On December 21, 2004, HCSB Financial Trust I (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security, to institutional buyers in a pooled trust preferred issue. The trust preferred securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve guidelines, subject to limitations. See Note 11 to the consolidated financial statements for more information about the terms of the junior subordinated debentures.

Debt issuance costs, net of accumulated amortization, from junior subordinated debentures totaled $73 thousand, $77 thousand and $80 thousand at December 31, 2014, 2013 and 2012, respectively, and are included in other assets on the consolidated balance sheet. Amortizations of debt issuance costs from junior subordinated debentures totaled approximately $4 thousand for the years ended December 31, 2014, 2013 and 2012, and are reported in other expenses on the consolidated statements of operations.

As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. At December 31, 2014, total accrued interest equaled $714 thousand. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. We will not be able to pay this interest when it becomes due if we are not able to raise a sufficient amount of additional capital for the Bank to be in compliance with the Consent Order and for the Company to make the payments due under the subordinated notes, which are senior to the trust preferred securities. Even if we succeed in raising this capital, we will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If we fail to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. If the trustee or the holders of the trust preferred securities demand immediate payment in full of the entire principal and unpaid interest amounts of the trust preferred securities, we could be forced into involuntary bankruptcy.

SERIES T PREFERRED STOCK

In March 2009, in connection with the CPP, we issued to the U.S. Treasury 12,895 shares of the Company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share. The Series T Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter, and has a call feature after three years. In connection with the sale of the Series T Preferred Stock, we also issued to the U.S. Treasury a ten-year warrant to purchase up to 91,714 shares of the Company’s common stock at an initial exercise price of $21.09 per share. The Series T Preferred Stock and the CPP warrant were sold to the U.S. Treasury for an aggregate purchase price of $12.9 million in cash.

SERIES T PREFERRED STOCK - continued

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

As of February 2011, the Federal Reserve Bank of Richmond has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock, and therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. As of December 31, 2014, the Company had $3.0 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these sixteen payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the Series T Preferred Stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s board of directors. The Company granted the U.S. Treasury’s request and a representative of the U.S. Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2014. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

The determination of the value of other real estate owned is also considered a critical accounting policy as management must use significant judgment and estimates when considering the reasonableness of the value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HCSB Financial Corporation and Subsidiary
Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation. and Subsidiary (the “Company”) as of December 31, 2014, 2013, and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCSB Financial Corporation and Subsidiary as of December 31, 2014 2013, and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios and the Company’s wholly owned subsidiary, Horry County State Bank, is under a regulatory Consent Order with the Federal Deposit Insurance Corporation (FDIC) that requires, among other provisions, capital ratios to be maintained at certain levels. As of December 31, 2014 the Company’s subsidiary is considered significantly undercapitalized based on its regulatory capital levels. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. The Company also has deferred interest payments on its junior subordinated debentures for 16 consecutive quarters as of December 31, 2014. Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default. Payment for the 20th quarter interest deferral period will be due in March 2016. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustees of the corresponding trusts, would have the right, after any applicable grace period, to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of the debentures. The balance of the debentures and accrued interest as of December 31, 2014 were $6,186,000 and $714,000, respectively. These events also raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2014. Management's plans in regard to these matters are discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina
March 30, 2015

Elliott Davis Decosimo | www.elliottdavis.com

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share amounts)	2014	2013	2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$28,527	$28,081	$46,600
Investment securities:
Securities available-for-sale	106,674	94,602	77,320
Nonmarketable equity securities	1,342	1,743	1,983
Total investment securities	108,016	96,345	79,303

Loans receivable	235,543	256,424	302,234
Less allowance for loan losses	(5,787)	(9,443)	(14,150)
Loans, net	229,756	246,981	288,084

Premises, furniture and equipment, net	20,292	20,802	21,694
Accrued interest receivable	1,973	2,197	2,370
Cash value of life insurance	11,002	11,002	10,655
Other real estate owned	19,501	24,972	19,464
Other assets	2,504	4,206	826
Total assets	$421,571	$434,586	$468,996

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$40,172	$33,081	$33,103
Interest-bearing transaction accounts	44,283	42,723	43,053
Money market savings accounts	75,811	78,829	84,776
Other savings accounts	10,272	8,872	7,900
Time deposits $100 and over	150,020	156,582	155,786
Other time deposits	70,779	85,957	111,243
Total deposits	391,337	406,044	435,861

Repurchase agreements	1,612	1,337	1,303
Advances from the Federal Home Loan Bank	17,000	22,000	22,000
Subordinated debentures	11,062	11,062	12,062
Junior subordinated debentures	6,186	6,186	6,186
Accrued interest payable	4,583	3,305	2,207
Other liabilities	1,038	1,094	1,139
Total liabilities	432,818	451,028	480,758
Commitments and contingencies (Notes 5, 13, & 14)

Shareholders’ Equity:
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,895	12,838	12,639
Common stock, $0.01 par value; 500,000,000 shares authorized; 3,816,340, 3,738,337 and 3,738,337 issued and outstanding at December 31, 2014, 2013 and 2012, respectively	38	37	37
Capital surplus	30,214	30,157	30,157
Common stock warrant	1,012	1,012	1,012
Retained deficit	(54,561)	(54,213)	(55,777)
Accumulated other comprehensive income (loss)	(845)	(6,273)	170
Total shareholders’ deficit	(11,247)	(16,442)	(11,762)
Total liabilities and shareholders’ deficit	$421,571	$434,586	$468,996

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands except share amounts)	2014	2013	2012
Interest income:
Loans, including fees	$13,417	$14,693	$17,301
Investment securities:
Taxable	2,542	2,212	2,818
Tax-exempt	14	45	115
Nonmarketable equity securities	60	44	47
Other interest income	62	77	90
Total	16,095	17,071	20,371
Interest expense:
Deposits	2,995	3,273	3,961
Borrowings	2,059	2,028	2,300
Total	5,054	5,301	6,261
Net interest income	11,041	11,770	14,110

Provision for loan losses	1,061	(1,497)	10,530
Net interest income after provision for loan losses	9,980	13,267	3,580

Noninterest income:
Service charges on deposit accounts	880	927	1,114
Credit life insurance commissions	9	12	18
Gain on sale of residential mortgage loans	229	254	375
Brokerage commissions	79	165	140
Other fees and commissions	438	472	402
Gains on sales of securities available-for-sale	201	298	1,643
Income from cash value of life insurance	440	448	465
Net gains (losses) on sales of assets	6	(10)	155
Forgiveness of debt	—	1,000	—
Proceeds from bank owned life insurance	940	—	—
Other operating income	334	390	262
Total	3,556	3,956	4,574
Noninterest expenses:
Salaries and employee benefits	5,606	5,985	6,093
Net occupancy	1,220	1,200	1,220
Furniture and equipment	1,023	1,026	1,171
Net cost of operations of other real estate owned	1,411	1,373	3,539
FDIC insurance premiums	1,574	1,564	1,759
Other operating expenses	2,915	4,312	3,899
Total	13,749	15,460	17,681
Net income (loss) before income taxes	(213)	1,763	(9,527)
Income tax expense	78	—	—
Net income (loss)	(291)	1,763	(9,527)
Accretion of preferred stock to redemption value	(57)	(199)	(217)
Preferred dividends	(1,055)	(653)	(652)

Net income (loss) available to common shareholders	$(1,403)	$911	$(10,396)

Net income (loss) per common share, basic	$(0.37)	$0.24	$(2.78)
Net income (loss) per common share, diluted	$(0.37)	$0.24	$(2.78)
Weighted average common shares outstanding
Basic and diluted	3,770,355	3,738,337	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012

Net income (loss)	$(291)	$1,763	$(9,527)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	5,629	(6,145)	3,815
Tax expense	—	—	—
Reclassification to realized gains	(201)	(298)	(1,643)
Tax expense	—	—	—
Valuation allowance on deferred tax asset on available-for-sale securities	—	—	809
Other comprehensive income (loss)	5,428	(6,443)	2,981
Comprehensive income (loss)	$5,137	$(4,680)	$(6,546)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2014, 2013 and 2012

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

(Dollars in thousands)
Balance, December 31, 2011	3,738,337	$37	$1,012	12,895	$12,422	$30,157	(46,033)	$(2,811)	$(5,216)

Net loss	—	—	—	—	—	—	(9,527)	—	(9,527)
Other comprehensive income	—	—	—	—	—	—	—	2,981	2,981
Accretion of preferred stock to redemption value	—	—	—	—	217	—	(217)	—	—
Balance, December 31, 2012	3,738,337	37	1,012	12,895	12,639	30,157	(55,777)	170	(11,762)

Net income	—	—	—	—	—	—	1,763	—	1,763
Other comprehensive loss	—	—	—	—	—	—	—	(6,443)	(6,443)
Accretion of preferred stock to redemption value	—	—	—	—	199	—	(199)	—	—
Balance, December 31, 2013	3,738,337	37	1,012	12,895	12,838	30,157	(54,213)	(6,273)	(16,442)

Net loss	—	—	—	—	—	—	(291)	—	(291)
Other comprehensive income	—	—	—	—	—	—	—	5,428	5,428
Sale of common stock	78,003	1	—	—	—	57	—	—	58
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(291)	$1,763	$(9,527)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Provision for loan losses	1,061	(1,497)	10,530
Depreciation expense	789	824	923
Forgiveness of debt	—	(1,000)	—
Amortization, net of accretion on investments	266	151	(180)
Gains on sales of securities available-for-sale	(201)	(298)	(1,643)
(Gains) losses on sales of other real estate owned	26	(721)	658
Writedowns of other real estate owned	317	768	2,760
Gain (loss) on sale of other assets	(6)	10	(155)
Decrease in accrued interest receivable	224	173	406
Increase (decrease) in accrued interest payable	1,278	1,098	1,192
(Increase) decrease in other assets	1,708	(3,390)	116
Income (net of mortality costs) on cash value of life insurance	—	(347)	(370)
Decrease in other liabilities	(56)	(45)	(167)
Net cash provided by (used by) operating activities	5,115	(2,511)	4,543

Cash flows from investing activities:
Purchases of securities available-for-sale	(59,354)	(62,559)	(78,053)
Maturities and paydowns of securities available-for-sale	19,822	13,095	59,016
Proceeds from sales of securities available-for-sale	32,823	25,886	46,728
Net decrease in loans to customers	13,981	24,941	32,805
Net purchases of premises, furniture and equipment	(279)	68	(103)
Proceeds from sales of other real estate owned	7,311	12,104	7,181
Redemptions of nonmarketable equity securities	401	240	1,992
Net cash provided by investing activities	14,705	13,775	69,566

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction and savings accounts	7,033	(5,327)	(45,788)
Net decrease in time deposits	(21,740)	(24,490)	(9,204)
Net decrease in FHLB advances	(5,000)	—	—
Net increase (decrease) in repurchase agreements	275	34	(6,189)
Sale of common stock	58	—	—
Net cash used by financing activities	(19,374)	(29,783)	(61,181)
Net increase (decrease) in cash and cash equivalents	446	(18,519)	12,928
Cash and cash equivalents, beginning of year	28,081	46,600	33,672
Cash and cash equivalents, end of year	$28,527	$28,081	$46,600

Supplemental information:
Cash paid for interest	$3,776	$4,203	$5,069
Cash paid for income taxes	$78	$—	$—

Supplemental noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,183	$17,659	$14,398

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

At December 31, 2014, 2013 and 2012, the investment in FHLB stock was $1.2 million, $1.6 million and $1.8 million, respectively. The Company also had an investment in the holding company of a community bank originally purchased at $25 thousand. This investment was written down to zero in 2012. Also included in nonmarketable equities is investment in the Trust, which totaled $186 thousand at December 31, 2014, 2013 and 2012.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Loans Receivable (continued) - Loans are impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to these criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value. The Company considers its consumer installment portfolio and home equity lines as such exceptions. Therefore, loans within the real estate and commercial loan portfolios are reviewed individually.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These concentrations of residential and commercial real estate loans and commercial and industrial non-real estate loans totaled $198.4 million and $30.9 million, respectively, at December 31, 2014, representing 84.24% and 13.12%, respectively, of gross loans receivable for the Company at December 31, 2014.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - The allowance is subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its allowance based on information available to them at the time of their examination.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is initially recorded at appraised value, less estimated costs to sell.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At December 31, 2014, 2013 and 2012, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes (continued) – The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore no reserves for uncertain income tax positions have been recorded.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $16 thousand, $19 thousand and $22 thousand were included in the Company’s results of operations in marketing and advertising expense for 2014, 2013 and 2012, respectively.

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

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income and are also presented in a separate statement of comprehensive income. Accumulated other comprehensive income consists entirely of unrealized holding gains and losses on available for sale securities.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements (continued) – In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Risks and Uncertainties (continued) -In February 2005 the Bank purchased a $500 thousand 15-year renewable and convertible term life insurance policy through Banner Life Insurance Company on the life of James R. Clarkson, President and CEO. The Bank is both the owner and the beneficiary of this key person policy. The purpose of securing this policy was to provide the Bank with financial protection in the event of the unexpected death of Mr. Clarkson and better enable the Bank to attract a qualified replacement for Mr. Clarkson in such a situation.

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

Reclassifications - Certain captions and amounts in the 2013 and 2012 financial statements were reclassified to conform to the 2014 presentation.

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

We were not in compliance with this provision of the Consent Order on December 31, 2014. The written plan was submitted and approved; however, assets classified in the June 30, 2010 Report of Examination had only been reduced by 74.7% as of December 31, 2014. As of January 31, 2015, however, those assets had been reduced by 75.9%.

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

Eliminate, by March 12, 2011, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits. Therefore we believe we have complied with this provision of the Consent Order.
Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS - continued

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

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

As of December 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

In addition, the Federal Reserve Bank of Richmond has informed the Company that it is required to contribute $1 million to the Bank as soon as the Company has the funds available to do so for repayment of a loan deemed made from the Bank to the Company in such amount. The Bank is a general unsecured creditor of the Company with respect to this amount.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2014. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during the past few years from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets equaled $31.3 million, or 7.43% of assets, as of December 31, 2014 compared to $35.6 million and $42.2 million, or 8.19% and 9.00% of assets, as of December 31, 2013 and 2012, respectively. While management recognizes the possibility of further deterioration in the loan portfolio, net loan charge-offs decreased from $17.6 million in 2012 to $3.2 million in 2013. Net charge-offs were $4.7 million for the year ended December 31, 2014.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2014, the Bank is categorized as significantly undercapitalized.

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

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 16 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At December 31, 2014, total accrued interest equaled $714 thousand. The Company will not be able to pay this interest when it becomes due if we are not able to raise a sufficient amount of additional capital for the Bank to be in compliance with the Consent Order and for the Company to make the payments due under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising this capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared, the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declare a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2014, 2013 and 2012, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)
December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
Obligations of state and local governments	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

December 31, 2012
Government-sponsored enterprises	$27,024	$111	$(27)	$27,108
Mortgage-backed securities	44,557	391	(486)	44,462
Obligations of state and local governments	5,569	193	(12)	5,750
Total	$77,150	$695	$(525)	$77,320

The following is a summary of maturities of securities available-for-sale as of December 31, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due after one year but within five years	$1,492	$1,500
Due after five years but within ten years	16,364	16,308
Due after ten years	89,663	88,866
Total	$107,519	$106,674

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

December 31, 2014	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
Obligations of state and local governments	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

December 31, 2013	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

December 31, 2012	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$6,003	(27)	$—	$—	$6,003	$(27)
Mortgage-backed securities	9,881	(380)	5,299	(106)	15,180	(486)
Obligations of state and local governments	635	(12)	—	—	635	(12)
Total	$16,519	(419)	$5,299	$(106)	$21,818	$(525)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2014, the Company had 17 government-sponsored enterprise securities, six mortgage-backed securities, and one state and local government obligation security that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At December 31, 2014, 2013 and 2012, investment securities with a book value of $42.8 million, $40.1 million, and $30.4 million, respectively, and a market value of $42.2 million, $36.8 million and $30.6 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $32.8 million, $25.9 million and $46.7 million for the years ended December 31, 2014, 2013, and 2012 respectively. Gross realized gains and losses on sales of available for sale securities for the years ended were as follows:

		Years ended
(Dollars in thousands)		December 31,
	2014	2013	2012
Gross realized gains	$269	$298	1,643
Gross realized losses	(68)	—	—
Net gain	$201	$298	$1,643

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO

Loans consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013	2012

Residential	$84,568	$84,335	$91,606
Commercial Real Estate	113,852	130,450	161,335
Commercial	30,894	33,711	41,200
Consumer	6,229	7,928	8,093
Total gross loans	$235,543	$256,424	$302,234

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

	For the Year ended December 31,
(Dollars in thousands)	2014	2013	2012

Beginning balance	$3,088	$2,867	$4,325
New loans and advances	1,785	1,195	1,645
Repayments	(1,016)	(974)	(3,103)
Ending balance	$3,857	$3,088	$2,867

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

The following tables detail the activity within our allowance for loan losses as of and for the years ended December 31, 2014, 2013 and 2012, by portfolio segment:

December 31, 2014
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,020	$5,312	$144	$2,967	$9,443
Charge-offs	(1,068)	(4,646)	(343)	(974)	(7,031)
Recoveries	549	1,117	38	610	2,314
Provision	96	1,808	346	(1,189)	1,061
Ending balance	$597	$3,591	$185	$1,414	$5,787

Ending balances:
Individually evaluated for impairment	$151	$1,008	$11	$737	$1,907
Collectively evaluated for impairment	$446	$2,583	$174	$677	$3,880

Loans receivable:

Ending balance, total	$30,894	$113,852	$6,229	$84,568	$235,543

Ending balances:
Individually evaluated for impairment	$3,644	$25,146	$175	$12,418	$41,383
Collectively evaluated for impairment	$27,250	$88,706	$6,054	$72,150	$194,160

December 31, 2013
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,982	$7,587	$124	$4,457	$14,150
Charge-offs	(1,691)	(3,927)	(217)	(1,641)	(7,476)
Recoveries	724	2,230	48	1,264	4,266
Provision	5	(578)	189	(1,113)	(1,497)
Ending balance	$1,020	$5,312	$144	$2,967	$9,443

Ending balances:
Individually evaluated for impairment	$218	$2,455	$18	$1,105	$3,796
Collectively evaluated for impairment	$802	$2,857	$126	$1,862	$5,647

Loans receivable:

Ending balance, total	$33,711	$130,450	$7,928	$84,335	$256,424

Ending balances:
Individually evaluated for impairment	$3,946	$29,540	$223	$11,970	$45,679
Collectively evaluated for impairment	$29,765	$100,910	$7,705	$72,365	$210,745

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2014, 2013 and 2012.

December 31, 2014
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$282	$27	$—	$309	$30,585	$30,894	$633
Commercial real estate:
Construction	199	—	364	563	30,907	31,470	4,464
Other	493	283	2,023	2,799	79,583	82,382	2,643
Real Estate:
Residential	2,576	372	2,810	5,758	78,810	84,568	3,917
Consumer:
Other	101	2	—	103	5,449	5,552	—
Revolving credit	4	4	1	9	668	677	4
Total	$3,655	$688	$5,198	$9,541	$226,002	$235,543	$11,661

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

At December 31, 2014, one residential real estate loan in the amount of $170 thousand was past due more than 90 days and still accruing interest. There were no loans outstanding 90 days or more and still accruing interest at December 31, 2013. One commercial real estate loan in the amount of $115 thousand and one residential real estate loan in the amount of $42 thousand were past due more than 90 days and still accruing interest at December 31, 2012.

The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31:

December 31, 2014
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$30,894	$113,852	$6,229	$84,568	$235,543

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

Loans graded one through four are considered “pass” credits. As of December 31, 2014, $156.7 million, or 66.5% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2014, loans with a credit grade of “watch” and “special mention” totaled $33.2 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At December 31, 2014, classified loans totaled $45.7 million, with $41.1 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis. This amount included $33.2 million in TDRs, of which $28.2 million were considered to be performing at December 31, 2014. Classified loans included $31.5 million in TDRs, of which $25.0 million were considered to be performing at December 31, 2013.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2014, the recorded investment in impaired loans was $41.4 million, compared to $45.7 million and $61.6 million at December 31, 2013 and 2012, respectively.

The following chart details our impaired loans, which includes troubled debt restructurings (“TDRs”) totaling $33.2 million, $31.5 million and $44.9 million, by category as of December 31, 2014, 2013 and 2012, respectively:

December 31, 2014
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded-	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,852	$2,678	$—	$2,649	$79
Commercial real estate	19,156	24,441	—	22,377	1,083
Residential	5,950	6,528	—	6,249	268
Consumer	32	32	—	34	3

Total:	$26,990	$33,679	$—	$31,309	$1,433

With an allowance recorded:

Commercial	1,792	1,792	151	1,892	81
Commercial real estate	5,990	6,194	1,008	6,143	282
Residential	6,468	6,468	737	6,506	271
Consumer	143	143	11	150	8

Total:	$14,393	$14,597	$1,907	$14,691	$642

Total:
Commercial	3,644	4,470	151	4,541	160
Commercial real estate	25,146	30,635	1,008	28,520	1,365
Residential	12,418	12,996	737	12,755	539
Consumer	175	175	11	184	11
Total:	$41,383	$48,276	$1,907	$46,000	$2,075

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. The Bank only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

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

The following is a summary of information pertaining to our TDRs:

	December 31,
(Dollars in thousands)	2014	2013	2012

Nonperforming TDRs	$5,013	$6,443	$14,891
Performing TDRs:
Commercial	2,942	3,496	3,611
Commercial real estate	17,499	14,673	20,343
Residential	7,537	6,690	5,967
Consumer	175	151	73
Total performing TDRs	28,153	25,010	29,994
Total TDRs	$33,166	$31,453	$44,885

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

The following table summarizes how loans that were considered TDRs were modified during the years indicated:

For the Year Ended December 31, 2014

(Dollars in thousands)

	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	25	$6,016	$5,837	1	$36	$36
Residential	19	3,171	2,992	3	518	518
Commercial	5	455	455	—	—	—
Consumer	2	31	31	—	—	—
Total	51	$9,673	$9,315	4	$554	$554

For the Year Ended December 31, 2013

(Dollars in thousands)

	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	4	$1,309	$1,309	—	$—	$—
Residential	6	1,401	1,401	—	—	—
Commercial	12	636	636	—	—	—
Consumer	5	84	84	—	—	—
Total	27	$3,430	$3,430	—	$—	$—

For the Year Ended December 31, 2012

(Dollars in thousands)

	TDRs that are in compliance with the terms of the agreement			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	7	$9,326	$9,326	4	$2,730	$2,730
Residential	4	2,182	2,182	—	—	—
Commercial	15	756	756	1	91	91
Consumer	—	—	—	—	—	—
Total	26	$12,264	$12,264	5	$2,821	$2,821

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2014	2013	2012
Commitments to extend credit	$27,017	$29,836	$29,473
Standby letters of credit	247	361	490

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013	2012
Land	$7,099	$7,099	$7,099
Buildings and land improvements	16,082	16,134	16,213
Furniture and equipment	7,874	7,608	7,599
Leasehold improvements	65	65	65
	31,120	30,906	30,976
Less accumulated depreciation	(10,828)	(10,104)	(9,282)
Premises, furniture and equipment, net	$20,292	$20,802	$21,694

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $789 thousand, $824 thousand, and $923 thousand, respectively. In January 2012, we closed our Meeting Street and Homewood’s branches to reduce our expenses, and wrote those properties down to appraised value, less costs to sell, in 2012.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Balance, beginning of year	$24,972	$19,464	$15,665
Additions	2,183	17,659	14,398
Sales	(7,337)	(11,383)	(7,839)
Write-downs	(317)	(768)	(2,760)
Balance, end of period	$19,501	$24,972	$19,464

NOTE 8 - OTHER ASSETS

Other assets consisted of the following at December 31:

(Dollars in thousands)	2014	2013	2012
Prepaid expenses and insurance	$736	$471	$603
Unamortized software	52	29	42
Receivable from sale of other real estate owned	—	3,348	—
Proceeds due from life insurance	1,208	—	—
Other	508	358	181
Total	$2,504	$4,206	$826

NOTE 9 - DEPOSITS

At December 31, 2014, the scheduled maturities of time deposits were as follows (in thousands):

Maturing in:	Amount
Less than one year	$115,492
One to three years	77,616
Three to five years	25,801
Beyond five years	1,890
$220,799

Time deposits in excess of the FDIC insurance limit of $250 thousand were $40.1 million, $47.7 million, $69.9 million as of December 31, 2014, 2013, and 2012, respectively.

Overdrawn transaction accounts in the amount of $17 thousand, $41 thousand and $43 thousand were classified as loans as of December 31, 2014, 2013 and 2012, respectively.

Brokered deposits were $14.1 million, $18.6 million and $43.1 million as of December 31, 2014, 2013 and 2012, respectively.

Related party deposits by directors including their affiliates and executive officers totaled approximately $1.4 million, $589 thousand and $618 thousand at December 31, 2014, 2013 and 2012, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2014:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$17,000

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK - continued

As of December 31, 2014 we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on fixed rate advances is generally payable monthly and interest on fixed rate advances is payable quarterly. Convertible advances are callable by the Federal Home Loan Bank on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At December 31, 2014, the Company had pledged as collateral for FHLB advances approximately $791 thousand of one-to-four family first mortgage loans, $3.7 million of commercial real estate loans, $4.7 million in home equity lines of credit, $45 thousand in multifamily loans and $21.2 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.2 million. The Company has $11.6 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of December 31, 2014, scheduled principal reductions include $12.0 million in 2018, and $5.0 million in 2019.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, HCSB Financial Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $73 thousand at December 31, 2014 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled approximately $4 thousand for each of the years ended December 31, 2014, 2013 and 2012. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $714 thousand as of December 31, 2014. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. The Company will not be able to pay this interest when it becomes due if it is not able to raise a sufficient amount of additional capital for the Bank to be in compliance with the Consent Order and for the Company to make the payments due under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising this capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. If the trustee or the holders of the trust preferred securities demand immediate payment in full of the entire principal and unpaid interest amounts of the trust preferred securities, the Company could be forced into involuntary bankruptcy.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2013, $1.0 million of the subordinated notes were cancelled by the holder as part of a settlement of litigation between the holder, the Bank, and the Company. The Company is obligated to downstream funds in this amount to the Bank when it is able to do so, but the forgiveness of this debt has been included in noninterest income in the consolidated statements of operations.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $3.7 million as of December 31, 2014.

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

Future minimum lease payments are expected to be approximately $12,564 per year for the next three years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2014, the Company is being investigated related to the sale of senior subordinated debentures in 2010 by the Company and has received subpoenas from the United States Attorney for the District of South Carolina, the South Carolina Attorney General and the Securities and Exchange Commission. The Company has fully responded to all of the subpoenas and provided testimony. The Company is also involved in litigation by certain subordinated debt holders alleging misuse of the funds and wrongful conduct amount other allegations in the issuance of the subordinated debentures. In 2012, certain investors, seeking class action treatment, filed suit against the Company alleging sale of its stock without disclosure of material financial information. The Bank is also involved in another legal matter related to unauthorized charges on a customer account. The Company and the Bank believe that all claims or legal proceedings are without merit and will not have a material adverse effect on the financial condition or operation of the Company. Management was not aware of any other pending or threatened litigation or unassisted claims that could result in losses, if any, that would be material to the financial statements.

The Federal Reserve Bank of Richmond has informed the Company that it is required to contribute $1 million to the Bank as soon as the Company has the funds available to do so for repayment of a loan deemed made from the Bank to the Company in such amount. The Bank considers this to be a contingency and is a general unsecured creditor of the Company.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the 12,895 shares of Series T Preferred Stock and also informed the Trustee of the $6.0 million of trust preferred securities of its deferral of the quarterly interest payments. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand through March 2014 and then increased to $290 thousand and, as of December 31, 2014, the Company had $3.0 million of deferred dividend payments due on the Series T Preferred Stock issued to the U.S. Treasury. Because the Company has deferred these sixteen payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At December 31, 2014, the Bank had negative retained earnings. In addition, pursuant to the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and the State Board. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Under the terms of the Written Agreement, the Company is also prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, the Company is prohibited from paying any dividends on its common stock until all deferred payments on the 12,985 shares of preferred stock issued to Treasury pursuant to the Capital Purchase Program have been made in full.

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

At December 31, 2014, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses for the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises concerns about our ability to continue as a going concern.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
The Company
Total Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%	$23,031	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%	$11,516	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(10,402)	(2.36)%	$17,614	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$14,533	5.05%	$23,008	8.00%	$28,760	10.00%
Tier I Capital (to Risk-Weighted Assets)	$10,911	3.79%	$11,504	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$10,911	2.53%	$17,255	4.00%	$34,510	8.00%

December 31, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%	$25,512	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%	$12,756	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(10,169)	(2.23)%	$18,242	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,842	4.34%	$25,505	8.00%	$31,881	10.00%
Tier I Capital (to Risk-Weighted Assets)	$9,789	3.07%	$12,753	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$9,789	2.17%	$18,067	4.00%	$36,135	8.00%

December 31, 2012
The Company
Total Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$27,754	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(11,932)	(3.44)%	$13,877	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$(11,932)	(2.34)%	$20,367	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,175	3.51%	$27,733	8.00%	$34,667	10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,720	2.23%	$13,867	4.00%	(1)	(1)
Tier I Capital (to Average Assets)	$7,720	1.56%	$19,816	4.00%	$39,632	8.00%

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CAPITAL REQUIREMENTS - continued

As noted above, in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The rule applies to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule began to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

Effective January 1, 2015, the final rules require the Company to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained critically undercapitalized and the Bank would have remained significantly undercapitalized as of such date.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RETIREMENT AND BENEFITS

Trustee Retirement Savings Plan - The Bank has a trustee retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to contribute up to 15% of their annual compensation. At its discretion, the Bank can make matching contributions up to 4% of the participants’ compensation. In an effort to reduce expenses, the Bank made no contributions to employee 401(k) plans in 2014, 2013 or 2012.

Directors Deferred Compensation Plan - The Company has a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has also purchased life insurance contracts on each of the participating directors. All active directors have relinquished the right to their deferred directors’ fees. At December 31, 2014, 2013 and 2012, $37 thousand, $49 thousand and $62 thousand, respectively, of deferred directors’ fees relating to retired directors were included in other liabilities.

NOTE 18 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2014	2013	2012

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$(1,403)	$911	$(10,396)

Weighted average common shares outstanding - basic	3,770,355	3,738,337	3,738,337

Basic income (loss) per common share	$(0.37)	$0.24	$(2.78)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(1,403)	$911	$(10,396)

Weighted average common shares outstanding - basic	3,770,355	3,738,337	3,738,337

Incremental shares	—	—	—

Average common shares outstanding - diluted	3,770,355	3,738,337	3,738,337

Diluted income (loss) per common share	$(0.37)	$0.24	$(2.78)

For the years ended December 31, 2014, 2013 and 2012, there were 91,714 common stock equivalents outstanding associated with the CPP Warrant. These common stock equivalents were not included in the diluted income per share computation for 2013 because their exercise price exceeded the market value of the Company’s stock. For the years ended December 31, 2014 and 2012, the common stock equivalents were not included in the diluted loss per share computation because their effect would have been anti-dilutive.

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

There were no stock options outstanding as of December 31, 2014, 2013 or 2012.

Restricted stock awards included in the Stock Plan vest after the first three consecutive periods during which the Bank’s return on average assets (“ROAA”) averages 1.15%. There were no awards outstanding as of December 31, 2014, 2013 or 2012.

NOTE 20 - OTHER EXPENSES

Other expenses are summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Stationery, printing, and postage	$275	$318	$337
Dues and subscriptions	59	72	104
Telephone	202	204	208
Director and officer insurance	212	486	120
ATM services	27	115	170
Appraisal fee expense	123	140	97
Accountant fees	277	84	180
Legal fees	697	1,875	991
Consulting fees	112	186	511
Courier services	51	58	74
Other	880	774	1,107
Total	$2,915	$4,312	$3,899

NOTE 21 - INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Currently payable:
Federal	$—	$—	$—
State	78	—	—
Total current	78	—	—
Deferred income taxes	—	—	—
Income tax expense	$78	$—	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - INCOME TAXES - continued

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2014	2013	2012
Deferred tax assets:
Allowance for loan losses	$1,968	$3,211	$4,811
Net unrealized losses on securities available-for-sale	313	2,321	—
Net capitalized loan costs	23	25	33
Net operating loss	19,572	16,751	14,412
Deferred compensation	13	17	21
Nonaccruing interest	232	241	908
Tax credits	259	276	307
Other real estate owned	655	638	1,238
Loss on equity securities	1	43	43
Other	8	5	3
Total deferred tax assets	23,044	23,528	21,776
Valuation Allowance	(21,971)	(22,361)	(20,451)
Total net deferred tax assets	1,073	1,167	1,325

Deferred tax liabilities:
Accumulated depreciation	(965)	(1,046)	(1,120)
Gain on sale of real estate	—	(73)	(73)
Prepaid expenses	(108)	(48)	(69)
Net unrealized gains on securities available-for-sale	—	—	(63)
Total deferred tax liabilities	(1,073)	(1,167)	(1,325)
Net deferred tax asset	$—	$—	$—

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed up to a two year carryback and a twenty year carryforward of these timing items. A valuation allowance is established if it is more likely than not that the tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to the net realizable value. As of December 31, 2014, 2013 and 2012, management had established a full valuation allowance of $22.0 million, $22.4 million and $20.5 million, respectively, to reflect the portion of the deferred income tax asset that was not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences. When the Company generates future taxable income, it will be able to reevaluate the amount of the valuation allowance.

The Company has federal net operating loss carryforwards of $56.8 million, $48.6 million and $41.8 million for income tax purposes as of December 31, 2014, 2013 and 2012, respectively. These net operating losses will begin to expire in the year 2030. The Company has South Carolina net operating loss carryforwards of $7.9 million, $6.5 million and $6.2 million for income tax purposes as of December 31, 2014, 2013 and 2012, respectively. These net operating losses will begin to expire in the year 2019.

The Company has analyzed the tax position taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2011 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Tax benefit at statutory rate	$(73)	$599	$(3,239)
State income tax, net of federal income tax benefit	52	—	(54)
Tax-exempt interest income	(5)	(16)	(40)
Bank owned life insurance	(113)	—	—
Life insurance proceeds	(315)	—	—
Valuation allowance	542	(473)	3,454
Other	(10)	(110)	(121)

Income tax expense (benefit)	$78	$—	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2014, the Company had no available lines of credit, however the Company may utilize its unpledged securities, if liquidity needs should arise. At December 31, 2014, investment securities with a book value of $64.8 million and a market value of $64.4 million were not pledged.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2014			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$28,527	$28,527	$28,527	$—	$—
Securities available-for-sale	106,674	106,674	—	106,674	—
Nonmarketable equity securities	1,342	1,342	—	—	1,342
Loans, net	229,756	230,038	—	—	230,038

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	170,538	170,538	170,538	—	—
Certificates of deposit	220,799	222,789	—	222,789	—
Repurchase agreements	1,612	1,612	—	1,612	—
Advances from the Federal Home Loan Bank	17,000	17,136	—	17,136	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$27,017	n/a
Standby letters of credit	247	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE - continued

December 31, 2013
			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$28,081	$28,081	$28,081	$—	$—
Securities available-for-sale	94,602	94,602	—	94,602	—
Nonmarketable equity securities	1,743	1,743	—	—	1,743
Loans, net	246,981	248,633	—	—	248,633

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	163,505	163,505	163,505	—	—
Certificates of deposit	242,539	244,463	—	244,463	—
Repurchase agreements	1,337	1,337	—	1,337	—
Advances from the Federal Home Loan Bank	22,000	25,055	—	25,055	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,836	n/a
Standby letters of credit	361	n/a

* The Company is unable to determine this value.

December 31, 2012
			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$46,600	$46,600	$46,600	$—	$—
Securities available-for-sale	77,320	77,320	—	77,320	—
Nonmarketable equity securities	1,983	1,983	—	—	1,983
Loans, net	288,084	290,230	—	—	290,230

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	168,832	168,832	168,832	—	—
Certificates of deposit	267,029	269,776	—	269,776	—
Repurchase agreements	1,303	1,303	—	1,303	—
Advances from the Federal Home Loan Bank	22,000	25,802	—	25,802	—
Subordinated debentures	12,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE - continued

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,473	n/a
Standby letters of credit	490	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE - continued

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

December 31, 2012
Assets:
Government sponsored enterprises	$27,108	$—	$27,108	$—
Mortgage-backed securities	44,462	—	44,462	—
Obligations of state and local governments	5,750	—	5,750	—
Total	$77,320	$—	$77,320	$—

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

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

December 31, 2012
Assets:
Impaired loans, net of valuation allowance	$56,000	$—	$—	$56,000
Other real estate owned	19,464	—	—	19,464
Total	$75,464	$—	$—	$75,464

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,493	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.06%
		Flows	Independent quotes	(14.41%)

Commercial real estate	24,138	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-84.15%
		Flows	Independent quotes	(14.77%)

Residential	11,681	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-92.12%
		Flows	Independent quotes	(49.91%)

Consumer	164	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-35.41%
		Flows	Independent quotes	(6.20%)

Other real estate owned	19,501	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation (Parent Company Only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013	2012
Assets
Cash	$26	$59	$86
Investment in banking subsidiary	10,066	3,516	7,890
Investment in trust	186	186	186
Other assets	123	136	149
Total assets	$10,401	$3,897	$8,311

Liabilities and shareholders’ equity
Accrued interest payable-subordinated debentures	$3,685	$2,553	$1,472
Accrued interest payable-junior subordinated debentures	714	536	351
Subordinated debentures	11,062	11,062	12,062
Junior subordinated debentures	6,186	6,186	6,186
Other liabilities	1	2	2
Total liabilities	21,648	20,339	20,073

Shareholders’ deficit	(11,247)	(16,442)	(11,762)
Total liabilities and shareholder’s deficit	$10,401	$3,897	$8,311

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Income
Forgiveness of debt	$—	$1,000	$—

Expenses
Interest expense on subordinated debentures	1,132	1,081	1,213
Interest expense on junior subordinated debentures	178	186	177
Other expenses	104	39	237
	1,414	1,306	1,627
Loss before income taxes, and equity in undistributed gains (losses) of banking subsidiary	(1,414)	(306)	(1,627)

Income tax expense	—	—	—

Equity in undistributed gains (losses) of banking subsidiary	1,123	2,069	(7,900)

Net income (loss)	$(291)	$1,763	$(9,527)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)- continued

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(291)	$1,763	$(9,527)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Forgiveness of debt	—	(1,000)	—
Equity in undistributed (gains) losses of banking subsidiary	(1,123)	(2,069)	7,900
Decrease in other assets	13	13	236
Increase in accrued interest payable	1,310	1,266	1,386
Net cash used by operating activities	(91)	(27)	(5)

Cash flows from financing activities:
Sale of common stock	58	—	—
Net cash provided by financing activities	58	—	—

Net decrease in cash	(33)	(27)	(5)
Cash and cash equivalents, beginning of year	59	86	91
Cash and cash equivalents, end of year	$26	$59	$86

NOTE 25 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued, and the following subsequent event occurred requiring accruals or disclosures that are not otherwise disclosed herein.

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $45.5 million and approximately $8 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in third quarter of 2015.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2013 was remediated as of December 31, 2014. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures – Management’s Remediation Initiatives” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2013 for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2013 and remediation plans for that material weakness. The Company has implemented and executed the remediation plans, and as of December 31, 2014, such remediation plans were successful and the internal weakness was deemed remediated.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $45.5 million and approximately $8 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in third quarter of 2015. A copy of the Purchase and Assumption Agreement is attached hereto as Exhibit 10.10.

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

James R. Clarkson, 63, has served as President, Chief Executive Officer and director of the Company since its formation in 1999 and of the Bank since 1987. He received his B.A. degree in Economics from Clemson University in 1973. He is a 1985 graduate of the Graduate School of Banking at Louisiana State University, where he presently serves on the faculty. Mr. Clarkson is also an instructor and a course coordinator for the South Carolina Bankers School and past chairman of the school. He presently serves as a director of Horry Telephone Cooperative, Inc., and Trustee of the South Carolina Bankers Employee Benefit Trust. Mr. Clarkson’s intimate understanding of the Company’s business and organization, substantial leadership ability, banking industry expertise, knowledge of financial reporting requirements of public companies, and business and personal ties to the Bank’s market areas enhance his ability to contribute as a director.

Michael S. Addy, 63, has been President of Addy’s Harbor Dodge, Inc. and MSA, Inc. in Myrtle Beach, S.C., since 1990, and is Managing Member of Addy’s Limited Liability Company. Mr. Addy received his B.S. degree in Business Administration from the University of South Carolina in 1973. He is a member of the Myrtle Beach Sertoma Club. Mr. Addy has served as a director of the Company and of the Bank since 2006. His leadership experience and business and personal ties to the Bank’s Myrtle Beach market area enhance his ability to contribute as a director. Mr. Addy currently serves as Chairman of the board of directors of both the Company and the Bank.

Johnny C. Allen, 68, has served as a director of the Company and of the Bank since 2002. Mr. Allen served as the Horry County Treasurer from 1983 until his retirement in 2005. He attended the University of South Carolina. Mr. Allen’s political experience and knowledge of the local real estate market provides him with political insights and a useful appreciation of markets that we serve.

D. Singleton Bailey, 64, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Bailey has been the President of Loris Drug Store, Inc., located in Loris, S.C. since 1988. He received a B.A. degree in sociology from Wofford College in 1972. Mr. Bailey now serves as the Vice Chairman and Secretary of the board of directors of the Company and the Bank. Mr. Bailey’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve.

Clay D. Brittain, III, 60, has served as a director of the Company and of the Bank since 2002. Mr. Brittain received his B.A. degree in Economics from Wofford College in 1977 and received his Juris Doctorate from the University of South Carolina Law School in 1980. He is an attorney in the firm of Thomas & Brittain, PA in Myrtle Beach, S.C. Mr. Brittain served as a director of United Carolina Bank of South Carolina until April 1997. Through his legal and business experience, Mr. Brittain has an extensive background in the South Carolina real estate market, including local real estate markets that we serve. Mr. Brittain’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that the Bank serves, provides him with a useful appreciation of markets that we serve. Mr. Brittain’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Tommie W. Grainger, 76, has served as a director of the Company since its formation in 1999 and of the Bank since 1998. He graduated from the Forest Ranger School of the University of Florida in 1959 with an associates degree in Forestry. Mr. Grainger retired from Coastal Timber Co., Inc. in Conway, S.C. in 2014 where he had served as president since 1966. Mr. Grainger’s business experience and personal ties to certain of the Bank’s market area enhance his ability to contribute as a director.

Gwyn G. McCutchen, D.D.S., 71, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Dr. McCutchen received his B.S. degree in Biology in 1966 from Presbyterian College and his D.D.S. from the Medical College of Virginia Dentistry in 1970. Dr. McCutchen has been a dentist in Loris, S.C. since 1970. Dr. McCutchen’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of the markets that we serve.

T. Freddie Moore, 74, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Moore retired from Gateway Drug Store, Inc., in Loris, S.C in 2007. He received his B.S. degree in Pre-Medicine from The Citadel in 1963 and a B.S. degree in Pharmacy in 1966 from the Medical University of South Carolina. Mr. Moore’s business experience and personal ties to certain of the Bank’s market areas enhance his ability to contribute as a director. On February 26, 2015, Mr. Moore notified the Company of his decision not to stand for reelection at the 2015 Annual Shareholders Meeting and to resign from his position as a director to each of the Company and the Bank effective as of the Annual Shareholders Meeting. Mr. Moore’s decision to resign from the Board of Directors was for personal reasons and did not arise or result from any disagreement with the Company on any matters relating to the Company’s operations, policies or practices. The Company is grateful for his years of dedicated service.

Executive Officers

Other than Mr. Clarkson, whose information appears above in the list of directors, the following provides information regarding our executive officers:

Glenn R. Bullard, 66, is the Senior Executive Vice President of the Company and of the Bank. He served as Vice President and Manager of our Little River office from February 1997 through December 1999. Mr. Bullard received his B.S. degree in Business Administration from the University of South Carolina in 1977. Mr. Bullard has served as an executive officer of the Company and of the Bank since 2000. Mr. Bullard has an intimate understanding of the Company’s business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

Edward L. Loehr, Jr. 61, is the Senior Vice President and Chief Financial Officer of the Company and of the Bank and has served as an executive officer of the Company and of the Bank since 2008. He has over 30 years of experience in the banking industry. He was employed with Coastal Federal Bank in Myrtle Beach, South Carolina from 1983 to 2007 where he most recently served as Vice President and Treasury Manager. Mr. Loehr received his B.S. degree in Business Administration in 1983 from the University of South Carolina at Coastal Carolina. He presently serves as a board member of the North Myrtle Beach Area Historical Museum and the North Myrtle Beach Lions Club. Mr. Loehr also currently serves on the Asset/Liability Management Committee of the South Carolina Bankers Association.

Ron L. Paige, 59, is the Executive Vice President – Myrtle Beach Region of the Bank and has served as an executive officer of the Bank since 2008. He has over 38 years of experience in the banking industry. He began his banking career in 1976 with Southern National Bank in Southern Pines, North Carolina and eventually served as Senior Vice President and City Executive Officer in Myrtle Beach, South Carolina. Mr. Paige most recently served as Regional Executive Officer of RBC Centura in Myrtle Beach, South Carolina. He has been in banking in Myrtle Beach, South Carolina since 1991. Mr. Paige is a 1976 graduate of Central Piedmont Community College and a 1981 graduate of the North Carolina Bankers School.

Family Relationships

There are no family relationships among the members of our board of directors or our executive officers.

Audit Committee

The Board of Directors of the Company has appointed an Audit Committee. The Audit Committee has the responsibility of reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory agencies and the Bank’s internal auditor and determining that all audits and examinations required by law are performed. The Audit Committee reports its finding to the Board of Directors. The Audit Committee also recommends to the Board of Directors the appointment of the independent accounting firm. The current members of the Audit Committee are D. Singleton Bailey, Tommie W. Grainger, Gwyn G. McCutchen, D.D.S. and T. Freddie Moore.

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

Although none of the members of our Audit Committee qualify as “financial experts” as defined in the SEC rules, each of our Audit Committee members has made valuable contributions to the Company and its shareholders as members of the Audit Committee. The Board has determined that each member is independent under SEC rules and fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Exchange Act, the Company’s directors, its executive officers, and certain individuals are required to report periodically their ownership of the Company’s common stock and any changes in ownership to the SEC. Based on review of Forms 3, 4, and 5 and any representations made to the Company, the Company believes that all such reports for these persons were filed in a timely fashion during 2014.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2014 and 2013 to our Chief Executive Officer and the two other most highly compensated executive officers that earned over $100,000 for the years ended 2014 and 2013 (collectively, the “named executive officers”).

Summary Compensation Table

Names and Principal Positions	Year	Salary	Bonus	Stock/ Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
James R. Clarkson	2014	$211,375	$—	$—	$—	$7,140	$218,515
President and Chief Executive	2013	$211,375	$—	$—	$—	$6,859	$218,234
Officer of the Company and the Bank

Glenn R. Bullard	2014	$158,072	$—	$—	$—	$1,326	$159,398
Senior Executive Vice President	2013	$158,072	$—	$—	$—	$1,326	$159,398
of the Company and the Bank

Ron L. Paige, Sr.	2014	$154,128	$—	$—	$—	$6,831	$160,959
Executive Vice President	2013	$154,128	$—	$—	$—	$6,549	$160,677
Myrtle Beach Region

(1)	In 2004, with shareholder approval, we adopted the Stock Plan. Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2014 or 2013, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.
(2)	All other compensation includes premiums paid by the Bank for life, long-term disability, health and dental insurance.

Compensation Arrangements

Employment Agreements

Neither the Company nor the Bank has entered into any employment agreements with any of our officers or employees.

Outstanding Equity Awards at Fiscal Year-End

In February 2011, each named executive officer and all other executive officers of the Bank voluntarily forfeited all of their stock options and restricted stock awards as a means to help us reduce expenses. Thus, there were no outstanding equity awards as of fiscal year-end 2011 and no stock options or restricted stock awards have been granted since that time.

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

Director Compensation

Effective October 1, 2011, the Board of Directors suspended further payments of all director fees and fees for committee meetings in order to help the Bank reduce expenses. As a result, no fees were paid to the directors in 2014.

Deferred Compensation Plan

In February 1997, the Bank established a Deferred Compensation Plan for its directors including Mr. Clarkson to defer payment of all or a portion of his director and committee fees until the director’s termination of service from the Board of Directors. As of December 31, 2012, all active director participants had relinquished the right to their deferred director fees, which resulted in an aggregate reduction of accrued expenses of approximately $857 thousand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 27, 2015 for (i) each director and nominee, (ii) each holder of 5% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is: care of HCSB Financial Corporation, P.O. Box 218, Loris, South Carolina, 29569. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned(1)	Acquire	Ownership(2)
Michael S. Addy	13,727	—	*
Johnny C. Allen	12,463	—	*
D. Singleton Bailey	54,504	—	1.43%
Clay D. Brittain, III	14,326	—	*
Glenn R. Bullard	7,707	—	*
James R. Clarkson	34,753	—	*
Tommie W. Grainger	9,067	—	*
Gwyn G. McCutchen, D.D.S.	41,626	—	1.09%
T. Freddie Moore	27,608	—	*

Executive officers and directors as a group (9 persons)	215,781	—	5.66%

* Less than 1%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holder in an IRA or other retirement plan program.
(2)	The calculations are based on 3,816,340 shares of common stock outstanding on March 1, 2015.

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

The aggregate dollar amount of loans outstanding to directors and executive officers of the Bank was approximately $3.9 million at March 1, 2015.

Independence

Our Board of Directors has determined that Michael S. Addy, Johnny C. Allen, D. Singleton Bailey, Clay D. Brittain, III, Tommie W. Grainger, Gwyn G. McCutchen, D.D.S. and T. Freddie Moore are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2014 and 2013:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$107,000	$98,000
Audit-Related Fees	38,200	23,000
Tax Fees	11,550	7,750
Total	$156,750	$128,750

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Elliott Davis Decosimo, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2014 and 2013. These services principally included the audit of the Company’s Trusteed Retirement Savings Plan (401k) and the Health and Welfare Plan, discussions related to possible capital and merger opportunities, a review of the settlement of litigation and the Company’s corresponding obligation to downstream funds to the Bank, and a review of management’s analysis of the deferred tax asset.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2014 and 2013. These services include preparation of state and federal tax returns for the Company and its subsidiary and review of deferred taxes for GAAP and call reporting.

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

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

Audited Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012:
		•	Report of Independent Registered Public Accounting Firm
		•	Consolidated Balance Sheets as of December 31, 2014, 2013 and 2012
		•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
		•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
		•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
		•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
		•	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

	3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 30, 2015	By:	/s/ James R. Clarkson
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

By:	/s/ Michael S. Addy	Date: March 30, 2015
Michael S. Addy, Director

By:	/s/ Johnny C. Allen	Date: March 30, 2015
Johnny C. Allen, Director

By:	/s/ Clay D. Brittain, III	Date: March 30, 2015
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: March 30, 2015
D. Singleton Bailey, Director

By:	/s/ James R. Clarkson	Date: March 30, 2015
James R. Clarkson, Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tommie W. Grainger	Date: March 30, 2015
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: March 30, 2015
Edward L. Loehr, Jr., Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Gwyn G. McCutchen	Date: March 30, 2015
Gwyn G. McCutchen, Director

By:	/s/ T. Freddie Moore	Date: March 30, 2015
T. Freddie Moore, Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 23, 2012).
3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).
3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).
4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).
4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).
10.1	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*
10.2	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*
10.3	ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*
10.4	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*
10.5	Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*
10.6	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).
10.7	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).
10.8	Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).
10.9	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 12, 2011).
10.10	Purchase and Assumption Agreement dated as of March 24, 2015 between Horry County State Bank and Sandhills Bank

21	Subsidiaries of Registrant.
24	Power of Attorney (contained on signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.