Form 10-Q
period 2015-03-31
HCSB FINANCIAL CORP
filed 2015-05-14
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,816,340 shares of common stock, par value $.01 per share, were issued and outstanding as of May 13, 2015.

Item 1. Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands except share amounts)	2015	2014
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$49,571	$28,527

Securities available-for-sale	96,741	106,674
Nonmarketable equity securities	1,330	1,342
Total investment securities	98,071	108,016
Loans held for sale	298	—
Loans receivable	229,836	235,543
Less allowance for loan losses	(5,389)	(5,787)
Loans, net	224,447	229,756

Premises and equipment, net	16,179	20,292
Assets held for sale	3,927	—
Accrued interest receivable	1,894	1,973
Cash value of life insurance	11,081	11,002
Other real estate owned	18,560	19,501
Other assets	1,073	2,504
Total assets	$425,101	$421,571

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$47,079	$40,172
Interest-bearing transaction accounts	43,715	44,283
Money market savings accounts	80,329	75,811
Other savings accounts	11,076	10,272
Time deposits $100 and over	148,851	150,020
Other time deposits	63,552	70,779
Total deposits	394,602	391,337

Repurchase agreements	990	1,612
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	4,982	4,583
Other liabilities	750	1,038
Total liabilities	435,572	432,818

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,895	12,895
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,816,340 shares issued and outstanding	38	38
Capital surplus	30,214	30,214
Common stock warrant	1,012	1,012
Retained deficit	(54,359)	(54,561)
Accumulated other comprehensive loss	(271)	(845)
Total shareholders’ deficit	(10,471)	(11,247)
Total liabilities and shareholders’ deficit	$425,101	$421,571

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(Dollars in thousands except share amounts)	2015	2014
Interest income:
Loans, including fees	$2,833	$3,405
Investment securities:
Taxable	485	695
Tax-exempt	—	10
Nonmarketable equity securities	14	11
Other interest income	16	18
Total	3,348	4,139
Interest expense:
Deposits	648	768
Borrowings	497	541
Total	1,145	1,309
Net interest income	2,203	2,830
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,203	2,830

Noninterest income:
Service charges on deposit accounts	183	221
Credit life insurance commissions	3	4
Gains on sales of securities available-for-sale	134	51
Gains on sales of mortgage loans	62	42
Other fees and commissions	97	94
Brokerage commissions	15	14
Income from cash value of life insurance	107	109
Net loss on sale of assets	(6)	—
Other operating income	108	78
Total	703	613

Noninterest expenses:
Salaries and employee benefits	1,423	1,429
Net occupancy expense	295	302
Furniture and equipment expense	253	239
FDIC insurance premiums	362	396
Net profit from operations of other real estate owned	(282)	(163)
Other operating expenses	626	885
Total	2,677	3,088

Income before income taxes	229	355
Income tax expense	27	38
Net income	$202	$317

Accretion of preferred stock to redemption value	—	(57)
Preferred dividends	(297)	(165)

Net income (loss) available to common shareholders	$(95)	$95

Net income (loss) per common share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average common shares outstanding
Basic and diluted	3,816,340	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2015	2014

Net income	$202	$317
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Net unrealized holding gains arising during the period	708	2,618
Tax expense	—	—
Reclassification to realized gains	(134)	(51)
Tax expense	—	—
Other comprehensive income	574	2,567
Comprehensive income	$776	$2,884

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2015 and 2014

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total

(Dollars in thousands except share data)
Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,838	$30,157	$(54,213)	$(6,273)	$(16,442)
Net income	—	—	—	—	—	—	317	—	317
Other comprehensive income	—	—	—	—	—	—	—	2,567	2,567
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, March 31, 2014	3,738,337	$37	$1,012	12,895	$12,895	$30,157	$(53,953)	$(3,706)	$(13,558)

Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net income	—	—	—	—	—	—	202	—	202
Other comprehensive income	—	—	—	—	—	—	—	574	574
Balance, March 31, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,359)	$(271)	$(10,471)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$202	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	191
Provision for loan losses	—	—
Amortization less accretion on investments	65	4
Net gains on sales of securities available-for-sale	(134)	(51)
Gains on sales of other real estate owned	(523)	(345)
(Write-ups) write-downs of other real estate owned	(3)	12
Increase in accrued interest payable	399	484
(Increase) decrease in accrued interest receivable	79	(71)
Decrease in other assets	1,431	3,239
Income (net of mortality cost) on cash value of life insurance	(79)	(82)
Decrease in other liabilities	(288)	(290)
Net cash provided by operating activities	1,335	3,408

Cash flows from investing activities:
Decrease in loans to customers	3,221	486
Purchases of securities available-for-sale	—	(27,016)
Maturities, calls and principal paydowns of securities available-for-sale	4,164	2,699
Proceeds from sale of other real estate owned	3,257	3,668
Proceeds from sales of securities available-for-sale	6,412	7,424
Redemptions of nonmarketable equity securities	12	176
Purchases of premises and equipment, net	—	(71)
Net cash provided by (used by) investing activities	17,066	(12,634)

Cash flows from financing activities:
Net increase in demand deposits and savings	11,661	6,816
Net increase (decrease) in time deposits	(8,396)	13,617
Net decrease in repurchase agreements	(622)	(225)
Net cash provided by financing activities	2,643	20,208

Net increase in cash and cash equivalents	21,044	10,982
Cash and cash equivalents, beginning of period	28,527	28,081
Cash and cash equivalents, end of period	$49,571	$39,063

Cash paid during the period for:
Income taxes	$—	$6
Interest	$746	$825

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$1,790	$430
Transfers of premises and equipment to assets held for sale	$3,927	$—
Unrealized gains on investments	$(574)	$(2,567)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2015 and for the interim periods ended March 31, 2015 and 2014 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2014 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015, as amended on Form 10-K/A which was filed with the SEC on March 31, 2015.

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $41.0 million and approximately $7.0 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in third quarter of 2015.

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes currently bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.0 million as of March 31, 2015. Refer to Note 8 to our Financial Statements for additional information on the outstanding subordinated promissory notes.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security, to institutional buyers in a pooled trust preferred issue. The trust preferred securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. At March 31, 2015, total accrued interest equaled $759 thousand. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. Refer to Note 7 to our Financial Statements for additional information on the outstanding trust preferred securities.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. As of February 2011, the Federal Reserve Bank of Richmond has required the Company to defer dividend payments on the Series T Preferred Stock. As of March 31, 2015, the Company had $3.3 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 17 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. Refer to Note 9 to our Financial Statements for additional information on the outstanding Series T Preferred Stock.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These loans are especially susceptible to being adversely effected by the current economic downturn. The downturn in general economic conditions over the past few years has resulted in an increase in loan delinquencies, defaults and foreclosures, and these trends may continue, especially in the Myrtle Beach area. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values in our market areas continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At March 31, 2015 and December 31, 2014, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income Per Common Share - Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. The only potential common share equivalents are related to the CPP Warrant.

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

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Additionally, the Company is subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between the Company and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

In February 2005, the Bank purchased a $500 thousand 15-year renewable and convertible term life insurance policy through Banner Life Insurance Company on the life of James R. Clarkson, President and CEO. The Bank is both the owner and the beneficiary of this key person policy. The purpose of securing this policy was to provide the Bank with financial protection in the event of the unexpected death of Mr. Clarkson and better enable the Bank to attract a qualified replacement for Mr. Clarkson in such a situation.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP Warrant to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the U.S. Treasury.

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the March 31, 2015 presentation.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS

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

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 76.8% as of March 31, 2015.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

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

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

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

Eliminate, by March 12, 2011, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits. Therefore, we believe we have complied with this provision of the Consent Order.
Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

As of March 31, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank.

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

On August 18, 2014, the Federal Reserve Bank of Richmond informed the Company that as soon as it has the funds available it is required to contribute $1.0 million to the Bank in repayment of a $1.0 million loan deemed made by the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to this amount.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at March 31, 2015 were $27.4 million compared to $31.3 million at December 31, 2014 and $35.6 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 6.44%, 7.43% and 8.19% as of March 31, 2015, and December 31, 2014 and 2013, respectively. As a percentage of total loans, nonperforming loans were 3.84%, 5.02%, and 4.15%, as of March 31, 2015, and December 31, 2014 and 2013, respectively.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2015 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of March 31, 2015, the Bank is categorized as significantly undercapitalized.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 17 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At March 31, 2015, total accrued interest equaled $759 thousand. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

Recent Developments

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $41.0 million and approximately $7.0 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in the third quarter of 2015.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2015
Government-sponsored enterprises	$38,956	$19	$(338)	$38,637
Mortgage-backed securities	56,822	423	(399)	56,846
Obligations of state and local governments	1,234	24	—	1,258
Total	$97,012	$466	$(737)	$96,741

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
Obligations of state and local governments	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

The following is a summary of maturities of securities available-for-sale as of March 31, 2015. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

March 31, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$32,956	$38,956	$38,637
Mortgage backed securities	—	—	7,599	49,223	56,822	56,846
State and political subdivisions	—	—	626	608	1,234	1,258
Total	$—	$—	$14,225	$82,787	$97,012	$96,741

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$29,204	$(231)	$4,958	$(107)	$34,162	$(338)
Mortgage-backed securities	12,561	(215)	8,016	(184)	20,577	(399)
Total	$41,765	$(446)	$12,974	$(291)	$54,739	$(737)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
Obligations of state and local governments	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At March 31, 2015, the Company had three government-sponsored enterprise securities and six mortgage-backed securities that have been in an unrealized loss position for more than twelve months. At December 31, 2014, 17 government-sponsored enterprise securities, six mortgage-backed securities, and one state and local government obligation security had been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At March 31, 2015 and December 31, 2014, investment securities with a book value of $42.3 million and $42.8 million, respectively, and a market value of $42.2 million and $42.2 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $6.4 million and $7.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended March 31,
	2015	2014
Gross realized gains	$134	$64
Gross realized losses	—	(13)
Net gain	$134	$51

NOTE 4 - LOANS RECEIVABLE

Loans consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2015	2014

Residential	$80,737	$84,568
Commercial Real Estate	111,015	113,852
Commercial	32,179	30,894
Consumer	5,905	6,229
Total gross loans	$229,836	$235,543

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

In evaluating the adequacy of the Company’s loan loss reserves, management identifies loans believed to be impaired. Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of the collateral or the net present value of cash flows. In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of the composition of the loan portfolio with the purpose of identifying any concentrations of risk, and an analysis of historical loan charge-offs and recoveries. The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio. These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management. This component of the allowance for loan losses includes additional estimated reserves for internal factors such as changes in lending staff, loan policy and underwriting guidelines, and loan seasoning and quality, and external factors such as national and local economic trends and conditions.

The following table details the activity within our allowance for loan losses as of and for the periods ended March 31, 2015 and 2014 and as of and for the year ended December 31, 2014, by portfolio segment:

March 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(436)	(99)	(45)	(194)	(774)
Recoveries	142	175	5	54	376
Provision	538	(776)	65	173	—
Ending balance	$841	$2,891	$210	$1,447	$5,389

Ending balances:
Individually evaluated for impairment	$149	$777	$9	$735	$1,670
Collectively evaluated for impairment	$692	$2,114	$201	$712	$3,719

Loans receivable:

Ending balance, total	$32,179	$111,015	$5,905	$80,737	$229,836

Ending balances:
Individually evaluated for impairment	$3,098	$25,098	$122	$10,623	$38,941
Collectively evaluated for impairment	$29,081	$85,917	$5,783	$70,114	$190,895

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2015 and December 31, 2014.

March 31, 2015
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$219	$—	$65	$284	$31,895	$32,179	$148
Commercial real estate:
Construction	285	56	362	703	29,758	30,461	3,689
Other	245	473	2,448	3,166	77,388	80,554	2,463
Real Estate:
Residential	1,834	326	1,460	3,620	77,117	80,737	2,345
Consumer:
Other	86	—	3	89	5,173	5,262	3
Revolving credit	—	2	—	2	641	643	—
Total	$2,669	$857	$4,338	$7,864	$221,972	$229,836	$8,648

December 31, 2014
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$282	$27	$—	$309	$30,585	$30,894	$633
Commercial real estate:
Construction	199	—	364	563	30,907	31,470	4,464
Other	493	283	2,023	2,799	79,583	82,382	2,643
Real Estate:
Residential	2,576	372	2,810	5,758	78,810	84,568	3,917
Consumer:
Other	101	2	—	103	5,449	5,552	—
Revolving credit	4	4	1	9	668	677	4
Total	$3,655	$688	$5,198	$9,541	$226,002	$235,543	$11,661

At March 31, 2015 and December 31, 2014, one residential real estate loan in the amount of $170 thousand was past due more than 90 days and still accruing interest.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2015 and December 31, 2014.

March 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,409	$—	$598	$—	$2,007
Grade 2 – Modest	905	670	92	1,151	2,818
Grade 3 – Average	4,136	4,438	166	4,690	13,430
Grade 4 – Satisfactory	17,886	59,839	4,587	54,545	136,857
Grade 5 – Watch	2,919	16,013	169	4,885	23,986
Grade 6 – Special Mention	1,211	4,086	124	3,340	8,761
Grade 7 – Substandard	3,713	25,969	169	12,126	41,977
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$32,179	$111,015	$5,905	$80,737	$229,836

December 31, 2014
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$30,894	$113,852	$6,229	$84,568	$235,543

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of March 31, 2015, $155.1 million, or 67.5% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2015, loans with a credit grade of “watch” and “special mention” totaled $32.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At March 31, 2015, classified loans totaled $42.0 million, with $38.1 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis. This includes $32.5 million in troubled debt restructurings (“TDRs”), of which $28.7 million were performing.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2015, the recorded investment in impaired loans was $38.9 million, compared to $41.4 million at December 31, 2014.

The following chart details our impaired loans, which includes TDRs totaling $32.5 million and $33.2 million, by category as of March 31, 2015 and December 31, 2014, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

March 31, 2015
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,159	$1,356	$—	$1,192	$14
Commercial real estate	18,449	22,830	—	18,546	153
Residential	4,431	5,053	—	4,464	31
Consumer	65	99	—	88	1
Total:	$24,104	$29,338	$—	$24,290	$199
With an allowance recorded:
Commercial	1,939	1,939	149	1,954	22
Commercial real estate	6,649	7,754	777	6,666	53
Residential	6,192	6,192	735	6,208	63
Consumer	57	57	9	58	1
Total:	$14,837	$15,942	$1,670	$14,886	$139
Total:
Commercial	3,098	3,295	149	3,146	36
Commercial real estate	25,098	30,584	777	25,212	206
Residential	10,623	11,245	735	10,672	94
Consumer	122	156	9	146	2
Total:	$38,941	$45,280	$1,670	$39,176	$338

December 31, 2014
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,852	$2,678	$—	$2,649	$79
Commercial real estate	19,156	24,441	—	22,377	1,083
Residential	5,950	6,528	—	6,249	268
Consumer	32	32	—	34	3
Total:	$26,990	$33,679	$—	$31,309	$1,433
With an allowance recorded:
Commercial	1,792	1,792	151	1,892	81
Commercial real estate	5,990	6,194	1,008	6,143	282
Residential	6,468	6,468	737	6,506	271
Consumer	143	143	11	150	8
Total:	$14,393	$14,597	$1,907	$14,691	$642
Total:
Commercial	3,644	4,470	151	4,541	160
Commercial real estate	25,146	30,635	1,008	28,520	1,365
Residential	12,418	12,996	737	12,755	539
Consumer	175	175	11	184	11
Total:	$41,383	$48,276	$1,907	$46,000	$2,075

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming TDRs	$3,738	$5,013
Performing TDRs:
Commercial	2,972	2,942
Commercial real estate	18,517	17,499
Residential	7,120	7,537
Consumer	122	175
Total performing TDRs	28,731	28,153
Total TDRs	$32,469	$33,166

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Three Months ended March 31, 2015

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial	1	$63	$63	1	$30	$30
Commercial real estate	1	172	172	—	—	—
Residential	2	89	89	1	296	296
Total	4	$324	$324	2	$326	$326

During the quarter ended March 31, 2015, four loans were modified that were considered to be TDRs. Term concessions were granted for all four loans and payment deferrals were also granted for three of the loans.

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Commitments to extend credit	$29,559	$27,017
Standby letters of credit	247	247

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in OREO for the periods ended March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of period	$19,501	$24,972
Additions	1,790	2,183
Sales	(2,734)	(7,337)
Write-ups (write-downs)	3	(317)

Balance, end of period	$18,560	$19,501

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2015:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9	/4/18
	Convertible Advance	5,000	3.45%	9	/10/18
	Convertible Advance	5,000	2.95%	9	/18/18
	Fixed Rate	5,000	3.86%	8	/20/19
		$17,000

As of March 31, 2015 we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At March 31, 2015, the Company had pledged as collateral for FHLB advances approximately $536 thousand of one-to-four family first mortgage loans, $3.6 million of commercial real estate loans, $4.7 million in home equity lines of credit, $45 thousand in multifamily loans and $21.3 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $11.2 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of March 31, 2015, scheduled principal reductions include $12 million in 2018 and $5 million in 2019.

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the Trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $72 thousand at March 31, 2015 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $1 thousand for each of the periods ended March 31, 2015 and 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES - continued

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $759 thousand as of March 31, 2015. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising this capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. If the trustee or the holders of the trust preferred securities demand immediate payment in full of the entire principal and unpaid interest amounts of the trust preferred securities, the Company could be forced into involuntary bankruptcy.

NOTE 8 - SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes currently bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The subordinated notes have been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

During 2013, $1.0 million of the subordinated notes were cancelled by the holder as part of a settlement of litigation between the holder, the Bank and the Company. The Company is obligated to contribute capital in this amount to the Bank when it is able to do so. The forgiveness of this debt was recognized in 2013 as noninterest income in the consolidated statements of operations.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011, and, as a result, the Company has deferred interest payments in the amount of approximately $4.0 million as of March 31, 2015.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock. The amount of each of the Company’s quarterly dividend payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of March 31, 2015, the Company had $3.3 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 17 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2015 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of March 31, 2015, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

Regulatory Capital - The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase in for certain parts of the new rules).

The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to the risk weights for certain assets and off-balance sheet exposures. Finally, CET1 includes accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 6%. Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10% by July 10, 2011.

At March 31, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,200)	(3.80)%	$21,476	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,200)	(3.80)%	$10,738	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,200)	(2.38)%	$17,167	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,859	5.54%	$21,451	8.00%	$26,814	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$11,482	4.28%	$16,089	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$11,482	2.74%	$16,751	4.00%	$33,502	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$11,482	4.28%	$12,066	4.50%	N/A	N/A

December 31, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$23,031	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$11,516	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,402)	(2.36)%	$17,614	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,533	5.05%	$23,008	8.00%	$28,760	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$10,911	3.79%	$11,504	4.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$10,911	2.53%	$17,255	4.00%	$34,510	8.00%

(1) Minimum capital amounts and ratios presented as of March 31, 2015 and December 31, 2014, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of March 31, 2015 and December 31, 2014, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2015	2014

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$(95)	$95

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Basic income (loss) per common share	$(0.02)	$0.03

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(95)	$95

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,816,340	3,738,337

Diluted income (loss) per common share	$(0.02)	$0.03

For the three month period ended March 31, 2015, there were 91,714 common stock equivalents outstanding which were not included in the diluted calculation because the effect would have been anti-dilutive. At March 31, 2014, the exercise price of the common stock equivalents exceeded the market value of the stock.

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

Loans held for sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or market prices.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

March 31, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$49,571	$49,571	$49,571	$—	$—
Securities available-for-sale	96,741	96,741	—	96,741	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans held for sale	298	298	—	—	298
Loans, net	224,447	224,804	—	—	224,804

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	182,199	182,199	182,199	—	—
Certificates of deposit	212,403	214,282	—	214,282	—
Repurchase agreements	990	990	—	990	—
Advances from the Federal Home Loan Bank	17,000	17,129	—	17,129	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$29,559	n/a
Standby letters of credit	247	n/a

* The Company is unable to determine this value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2014			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$28,527	$28,527	$28,527	$—	$—
Securities available-for-sale	106,674	106,674	—	106,674	—
Nonmarketable equity securities	1,342	1,342	—	—	1,342
Loans, net	229,756	230,038	—	—	230,038

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	170,538	170,538	170,538	—	—
Certificates of deposit	220,799	222,789	—	222,789	—
Repurchase agreements	1,612	1,612	—	1,612	—
Advances from the Federal Home Loan Bank	17,000	17,136	—	17,136	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$20,017	n/a
Standby letters of credit	247	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended March 31, 2015 and December 31, 2014, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Government sponsored enterprises	$38,637	$—	$38,637	$—
Mortgage-backed securities	56,846	—	56,846	—
Obligations of state and local governments	1,258	—	1,258	—
Total	$96,741	$—	$96,741	$—

December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2015 and December 31, 2014.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Impaired loans, net of valuation allowance	$37,271	$—	$—	$37,271
Other real estate owned	18,560	—	—	18,560
Total	$55,831	$—	$—	$55,831

December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2015, a majority of the total impaired loans were evaluated based on either the fair value of the collateral or net present value of the expected cash flows. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015.

(Dollars in thousands)
	March 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$ 2,949	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-74.63%
		Flows	Independent quotes	(7.81%)

Commercial real estate	24,321	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-81.75%
		Flows	Independent quotes	(12.61%)

Residential	9,888	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-100.00%
		Flows	Independent quotes	(25.30%)

Consumer	113	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.58%
		Flows	Independent quotes	(14.73%)

Other real estate owned	18,560	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50%
		Flows	Independent quotes	(6.27%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$ 3,493	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-75.06%
		Flows	Independent quotes	(14.41%)

Commercial real estate	24,138	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-84.15%
		Flows	Independent quotes	(14.77%)

Residential	11,681	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-92.12%
		Flows	Independent quotes	(49.91%)

Consumer	164	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-35.41%
		Flows	Independent quotes	(6.20%)

Other real estate owned	19,501	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-50.00%
		Flows	Independent quotes	(6.27%)

NOTE 12 – BRANCH SALE

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $41.0 million and approximately $7.0 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in the third quarter of 2015. This reduction in assets is expected to be beneficial to the Bank’s capital position.

NOTE 13 – SUBSEQUENT EVENTS

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and also analyzes our financial condition as of March 31, 2015 as compared to December 31, 2014. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the three months ended March 31, 2015, the Company had net income of $202 thousand compared to net income of $317 thousand for the three months ended March 31, 2014. The decrease in net income during the first quarter of 2015 was a result of lower net interest income partially offset by a reduction in noninterest expense. Net interest income decreased $627 thousand while noninterest expense decreased $411 thousand for the first quarter of 2015 as compared to the first quarter of 2014.

Total assets at March 31, 2015 were $425.1 million, an increase of $3.5 million from $421.6 million at December 31, 2014. Cash and cash equivalents increased $21.0 million from December 31, 2014 to March 31, 2015. Deposit growth of $3.3 million and proceeds from sales and calls of available-for-sale securities that were not reinvested increased cash and cash equivalents during the three months ended March 31, 2015.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2015 and 2014

The Company experienced a decrease of $791 thousand in total interest income for the three months ended March 31, 2015. Interest, including fees, on our loan portfolio decreased $572 thousand, or 16.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Declines in rates and the repayment of a FHLB advance in the fourth quarter of 2014 resulted in a decrease to total interest expense of $164 thousand, or 12.5%, for the three month period in 2015 compared to the three month period in 2014. Net interest income decreased $627 thousand for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the three month periods ended March 31, 2015 and 2014.

Noninterest income increased $90 thousand to $703 thousand for the three months ended March 31, 2015 as compared to $613 thousand for the three months ended March 31, 2014 as a result of higher gains realized on sales of securities available-for-sale.

Noninterest expense decreased from $3.1 million for the three months ended March 31, 2014 to $2.7 million for the three months ended March 31, 2015 primarily due to the profit from operations of OREO as a result of gains on the sale of OREO and a strategic move to continue to reduce other operating expenses.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of March 31, 2015 and December 31, 2014, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $9.9 million, or 9.3%, from $106.7 million at December 31, 2014 to $96.7 million at March 31, 2015. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at March 31, 2015.

March 31, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$32,956	$38,956	$38,637
Mortgage backed securities	—	—	7,599	49,223	56,822	56,846
State and political subdivisions	—	—	626	608	1,234	1,258
Total	$—	$—	$14,225	$82,787	$97,012	$96,741

Weighted average yields
Government sponsored enterprises	—%	—%	2.59%	2.86%
Mortgage backed securities	—%	—%	1.45%	1.89%
State and political subdivisions	—%	—%	2.55%	4.10%
Total	—%	—%	1.98%	2.29%	2.25%

	Book	Market
December 31, 2014 (in thousands)	Value	Value
Investment securities
Government sponsored enterprises	$40,952	$40,082
Mortgage backed securities	65,328	65,348
States and political subdivisions	1,239	1,244
Total	$107,519	$106,674

Loan Portfolio

The Company experienced a decline in its loan portfolio of $5.7 million during the three months ended March 31, 2015. The following table sets forth the composition of the loan portfolio by category as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Commercial construction and land development	$30,461	$31,470
Other commercial real estate	80,554	82,382
Residential construction	1,794	2,838
Other residential	78,943	81,730
Commercial and industrial	32,179	30,894
Consumer	5,905	6,229
	$229,836	$235,543

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 83.4% of our loan portfolio at March 31, 2015. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.0% and 2.6% of the loan portfolio, respectively.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of March 31, 2015.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $11.8 million or 5.0% of total loans at the end of 2014 compared to nonperforming loans at March 31, 2015 of $8.8 million or 3.8% of total loans.

At March 31, 2015, nonperforming assets were $27.4 million compared to $31.3 million at December 31, 2014. As a percentage of total assets, nonperforming assets were 6.4% and 7.4% as of March 31, 2015 and December 31, 2014, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	March 31,	December 31,
Nonperforming Assets	2015	2014
(Dollars in thousands)
Nonaccrual loans	$8,648	$11,661
Loans past due 90 days or more and still accruing interest	170	170
Total nonperforming loans	8,818	11,831
Other real estate owned	18,560	19,501
Total nonperforming assets	$27,378	$31,332

Nonperforming assets to total assets	6.44%	7.43%
Nonperforming loans to total loans	3.84%	5.02%

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

Impaired loans are typically valued based on the net present value of expected cash flows or based on the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2015, the recorded investment in impaired loans was $38.9 million compared to $41.4 million at December 31, 2014.

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

At March 31, 2015, the principal balance of TDRs totaled $32.5 million. Of these restructured loans, $28.7 million were performing as expected under the new terms and $3.7 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

At March 31, 2015, the allowance for loan losses was $5.4 million or 2.34% of total loans compared to $5.8 million or 2.46% of total loans as of December 31, 2014. Reserves specifically set aside for impaired loans of $1.7 million and $1.9 million were included in the allowance as of March 31, 2015 and December 31, 2014, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience
	Three months	Three months
	ended	ended	Year ended
(Dollars in thousands)	March 31,	March 31,	December 31,
	2015	2014	2014
Total loans outstanding at end of period	$229,836	$255,093	$235,543

Allowance for loan losses, beginning of period	$5,787	$9,443	$9,443

Charge offs:
Real estate	(293)	(577)	(5,620)
Commercial	(436)	(85)	(1,068)
Consumer	(45)	(166)	(343)
Total charge-offs	(774)	(828)	(7,031)

Recoveries of loans previously charged off	376	413	2,314
Net charge-offs	(398)	(415)	(4,717)

Provision charged to operations	—	—	(1,061)
Allowance for loan losses at end of period	$5,389	$9,028	$5,787

Ratios:
Allowance for loan losses to loans at end of period	2.34%	3.54%	2.46%
Net charge-offs to allowance for loan losses	7.39%	4.60%	81.51%
Net charge-offs to provisions for loan losses	n/a	n/a	444.58%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the three months ended March 31, 2015 and for the year ended December 31, 2014.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

December 31, 2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

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

Capital Resources

Shareholders’ deficit decreased from a deficit of $11.2 million at December 31, 2014 to a deficit of $10.5 million at March 31, 2015. The decrease of $776 thousand is primarily attributable to lower unrealized losses on our available-for-sale securities which are included in accumulated other comprehensive loss in addition to net income of $202 thousand for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 6% being Tier 1 capital.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

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

As discussed above, in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase in for certain parts of the new rules).

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
(Dollars in thousands)
The Company
Tier 1 capital	$(10,200)	$(10,402)
Tier 2 capital	—	—
Total qualifying capital	$(10,200)	$(10,402)

Risk-adjusted total assets
(including off-balance sheet exposures)	$268,452	$287,892

Tier 1 risk-based capital ratio	(3.80)%	(3.61)%
Total risk-based capital ratio	(3.80)%	(3.61)%
Tier 1 leverage ratio	(2.38)%	(2.36)%

The Bank
Common equity Tier 1 capital	$11,482	n/a

Tier 1 capital	$11,482	$10,911
Tier 2 capital	3,377	3,622
Total qualifying capital	$14,859	$14,533

Risk-adjustment total assets
(including off-balance sheet exposures)	$268,142	$287,598

Common equity Tier 1 capital ratio	4.28%	n/a
Tier 1 risk-based capital ratio	4.28%	3.79%
Total risk-based capital ratio	5.54%	5.05%
Tier 1 leverage ratio	2.74%	2.53%

At March 31, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Approximately $6.6 million in capital would return the Bank to “adequately capitalized” and $22.0 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of March 31, 2015. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital ratios with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay our outstanding senior equity and debt securities, including the Series T Preferred Stock issued to the U.S. Treasury under the CPP, the trust preferred securities that we have issued, and our 2010 subordinated promissory notes. At March 31, 2015, the amount of these outstanding senior securities was $30.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. There are no assurances that we will be able to raise this capital or find a merger partner.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

If we cannot find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 — “Regulatory Matters, Going Concern Considerations and Recent Developments” located in the notes to our consolidated financial statements.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

On March 24, 2015, the Bank entered into a definitive agreement with Sandhills Bank, North Myrtle Beach, South Carolina, to sell its Socastee, Windy Hill, and Carolina Forest branches with total deposits of approximately $41.0 million and approximately $7.0 million in loans. The deposit premium will be approximately 2.5% of deposits acquired. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close in the third quarter of 2015. This reduction in assets is expected to be beneficial to the Bank’s capital position.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2014, as filed on our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

The determination of the value of OREO is also considered a critical accounting policy as management must use significant judgment and estimates when considering the reasonableness of the value.

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

As of March 31, 2015, the Company had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $54.6 million at March 31, 2015. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

LIQUIDITY - continued

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 17 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At March 31, 2015, total accrued interest equaled $759 thousand. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

As of March 31, 2015, commitments to extend credit totaled $29.6 million and standby letters of credit totaled $247 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of the date of this report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

For the below matters, the Company and the Bank have engaged legal counsel and intend to vigorously defend themselves. The ultimate outcomes are unknown at this time. Given the Company’s current troubled financial condition, any costs incurred by the Company associated with legal defense, government sanctions, or settlement or other litigation awards could have a material adverse effect on its financial condition.

•      On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The complaint names as defendants the Company, the Bank and current and former employees, officers and members of the Board of Directors of the Company and the Bank. The complaint alleges that the plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes, that the Bank breached its promise to loan the plaintiffs up to 90% of the amount that the plaintiffs would invest in the subordinated notes offering, and that the defendants made false representations about the financial condition of the Bank and Company. The complaint seeks actual damages, consequential damages, punitive damages, pre-judgment and post-judgment interest, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees and costs. The Court granted defendants’ motions to stay the litigation and compel arbitration, which proceedings were held in March 2015. At the conclusion of the arbitration proceedings, 17 of the initial 20 individual defendants had been dismissed through summary judgment or directed verdict motions. Plaintiff and the remaining defendants submitted proposed orders of judgment to the arbitration panel, which expects to render its decision by late May 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings - continued

•      On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Mr. Shelley’s initial appeal brief is due to be filed on or before May 13, 2015.

•      On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank are working with the United States Attorney to provide the requested documentation.

•      On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank are working with the South Carolina Attorney General to provide the requested documentation.

•      Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Mr. Snyder, on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes, sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry (Case No. 2014-CP-26-0204). An amended complaint was then filed by Mr. Snyder and two other subordinated debt purchasers, Acey Livingston and Mark Mark Josephs. The plaintiffs are seeking an unspecified amount of damages resulting from wrongful conduct associated with purchases of the subordinated debt notes, including fraud, violation of state securities statutes, and negligence. Separate counsel was retained for the former Board members and all defendants filed timely motions to dismiss, which are still pending.

•      Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. This lawsuit is in the discovery stage and will not be moved to the active trial roster for at least 180 days.

•      On or about January 10, 2013 and January 9, 2014, the SEC served the Company and the Bank with subpoenas requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. On March 30, 2015, the SEC sent letters to the Company and the Bank indicating it does not intend to recommend enforcement action against the Company or the Bank.

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

Date: May 14, 2015	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-65-