Form 10-Q
period 2015-06-30
HCSB FINANCIAL CORP
filed 2015-08-13
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,816,340 shares of common stock, par value $.01 per share, were issued and outstanding as of August 13, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands except share amounts)	2015	2014
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$43,085	$28,527

Securities available-for-sale	91,466	106,674
Nonmarketable equity securities	1,330	1,342
Total investment securities	92,796	108,016
Loans held for sale	6,179	—
Loans receivable	225,576	235,543
Less allowance for loan losses	(5,599)	(5,787)
Loans, net	219,977	229,756

Premises and equipment, net	16,178	20,292
Assets held for sale	3,927	—
Accrued interest receivable	1,752	1,973
Cash value of life insurance	11,159	11,002
Other real estate owned	17,897	19,501
Other assets	920	2,504
Total assets	$413,870	$421,571

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$46,155	$40,172
Interest-bearing transaction accounts	43,284	44,283
Money market savings accounts	83,361	75,811
Other savings accounts	11,431	10,272
Time deposits $100 and over	142,953	150,020
Other time deposits	57,322	70,779
Total deposits	384,506	391,337

Repurchase agreements	1,066	1,612
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	5,249	4,583
Other liabilities	919	1,038
Total liabilities	425,988	432,818

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,895	12,895
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,816,340 shares issued and outstanding	38	38
Capital surplus	30,214	30,214
Common stock warrant	1,012	1,012
Retained deficit	(54,766)	(54,561)
Accumulated other comprehensive loss	(1,511)	(845)
Total shareholders’ deficit	(12,118)	(11,247)
Total liabilities and shareholders’ deficit	$413,870	$421,571

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
(Dollars in thousands except share amounts)	2015	2014	2015	2014
Interest income:
Loans, including fees	$5,787	$6,802	$2,954	$3,397
Investment securities:
Taxable	995	1,384	510	689
Tax-exempt	—	14	—	4
Nonmarketable equity securities	29	26	15	15
Other interest income	37	34	21	16
Total	6,848	8,260	3,500	4,121
Interest expense:
Deposits	1,289	1,538	641	770
Borrowings	994	1,025	497	484
Total	2,283	2,563	1,138	1,254
Net interest income	4,565	5,697	2,362	2,867
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	4,565	5,697	2,362	2,867

Noninterest income:
Service charges on deposit accounts	384	445	201	224
Gains on sales of securities available-for-sale	212	100	78	49
Gains on sales of mortgage loans	125	114	63	72
Other fees and commissions	232	237	135	143
Brokerage commissions	31	35	16	21
Income from cash value of life insurance	213	218	106	109
Net loss on sales of assets	(15)	—	(9)	—
Other operating income	187	170	76	88
Total	1,369	1,319	666	706

Noninterest expenses:
Salaries and employee benefits	2,825	2,860	1,402	1,431
Net occupancy expense	584	624	289	322
Furniture and equipment expense	498	514	245	275
FDIC insurance premiums	725	811	363	415
Net cost of operations of other real estate owned	83	161	365	324
Other operating expenses	1,392	1,752	766	867
Total	6,107	6,722	3,430	3,634

Income (loss) before income taxes	(173)	294	(402)	(61)
Income tax expense	32	51	5	13
Net income (loss)	$(205)	$243	$(407)	$(74)

Accretion of preferred stock to redemption value	—	(57)	—	—
Preferred dividends	(593)	(461)	(296)	(296)

Net loss available to common shareholders	$(798)	$(275)	$(703)	$(370)

Net loss per common share
Basic	$(0.21)	$(0.07)	$(0.18)	$(0.10)
Diluted	$(0.21)	$(0.07)	$(0.18)	$(0.10)
Weighted average common shares outstanding
Basic and diluted	3,816,340	3,738,337	3,816,340	3,738,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2015	2014

Net income (loss)	$(205)	$243
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	(454)	4,509
Tax expense	—	—
Reclassification to realized gains	(212)	(100)
Tax expense	—	—
Other comprehensive income (loss)	(666)	4,409
Comprehensive income (loss)	$(871)	$4,652

	Three months ended June 30,
(Dollars in thousands)	2015	2014

Net loss	$(407)	$(74)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	(1,162)	1,891
Tax expense	—	—
Reclassification to realized gains	(78)	(49)
Tax expense	—	—
Other comprehensive income (loss)	(1,240)	1,842
Comprehensive income (loss)	$(1,647)	$1,768

 The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2015 and 2014

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total

(Dollars in thousands except share data)
Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,838	$30,157	$(54,213)	$(6,273)	$(16,442)
Net income	—	—	—	—	—	—	243	—	243
Other comprehensive income	—	—	—	—	—	—	—	4,409	4,409
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, June 30, 2014	3,738,337	$37	$1,012	12,895	$12,895	$30,157	$(54,027)	$(1,864)	$(11,790)

Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net loss	—	—	—	—	—	—	(205)	—	(205)
Other comprehensive loss	—	—	—	—	—	—	—	(666)	(666)
Balance, June 30, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,766)	$(1,511)	$(12,118)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(205)	$243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	377	404
Provision for loan losses	—	—
Amortization less accretion on investments	132	94
Net gains on sales of securities available-for-sale	(212)	(100)
Gains on sales of other real estate owned	(531)	(337)
Writedowns of other real estate owned	49	13
Increase in accrued interest payable	666	635
Decrease in accrued interest receivable	221	148
Decrease in other assets	1,584	2,993
Income (net of mortality cost) on cash value of life insurance	(157)	(165)
Decrease in other liabilities	(119)	(201)
Net cash provided by operating activities	1,805	3,727

Cash flows from investing activities:
Decrease in loans to customers, net	1,415	1,678
Purchases of securities available-for-sale	(11,000)	(47,826)
Maturities, calls and principal paydowns of securities available-for-sale	7,721	7,920
Proceeds from sales of other real estate owned	4,271	4,321
Proceeds from sales of securities available-for-sale	17,901	18,503
Redemptions of nonmarketable equity securities	12	176
Purchases of premises and equipment, net	(190)	(166)
Net cash provided by (used by) investing activities	20,130	(15,394)

Cash flows from financing activities:
Net increase in demand deposits and savings	13,693	12,088
Net increase (decrease) in time deposits	(20,524)	1,009
Net decrease in repurchase agreements	(546)	(143)
Net cash provided by (used by) financing activities	(7,377)	12,954

Net increase in cash and cash equivalents	14,558	1,287
Cash and cash equivalents, beginning of period	28,527	28,081
Cash and cash equivalents, end of period	$43,085	$29,368

Cash paid during the period for:
Income taxes	$—	$37
Interest	$1,617	$1,928

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$2,185	$905
Transfers of premises and equipment to assets held for sale	$3,927	$—
Unrealized gains (losses) on securities available-for-sale	$(666)	$4,409

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2015 and for the interim periods ended June 30, 2015 and 2014 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2014 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015, as amended on Form 10-K/A which was filed with the SEC on March 31, 2015.

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, with total deposits of approximately $34.3 million and approximately $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of approximately $750 thousand to the Bank.

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes currently bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.3 million as of June 30, 2015. Refer to Note 8 to our Financial Statements for additional information on the outstanding subordinated promissory notes.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security, to institutional buyers in a pooled trust preferred issue. The trust preferred securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. At June 30, 2015, total accrued interest equaled $805 thousand. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. Refer to Note 7 to our Financial Statements for additional information on the outstanding trust preferred securities.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

On March 6, 2009, as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. As of February 2011, the Federal Reserve Bank of Richmond has required the Company to defer dividend payments on the Series T Preferred Stock. As of June 30, 2015, the Company had $3.6 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 18 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. Refer to Note 9 to our financial statements for additional information on the outstanding Series T Preferred Stock.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the Company’s investment in the stock of the Federal Home Loan Bank (the “FHLB”). The FHLB stock is carried at cost because the stock has no quoted market value and no ready market exists. Investment in FHLB stock is a condition of borrowing from the FHLB, and the stock is pledged to collateralize the borrowings. Dividends received on FHLB stock are included as a separate component in interest income.

Loans Held for Sale - Loans held for sale consist of residential mortgage loans the Company originates for sale to secondary market investors and loans to be sold in the previously disclosed branch sale. They are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Fees collected in conjunction with origination activities are deferred as part of the cost basis of the loan and recognized when the loan is sold. Gains or losses on sales are recognized when the loans are sold and are determined as the difference between the sales price and the carrying value of the loans.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged off with a corresponding entry to the allowance for loan losses or a specific reserve is set aside within the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These loans are especially susceptible to being adversely effected by unfavorable economic conditions. The recent downturn in general economic conditions has resulted in an increase in loan delinquencies, defaults and foreclosures, and these trends may continue, especially in the Myrtle Beach area. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values in our market areas continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 40 years; furniture and equipment - three to ten years. The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the income statement.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At June 30, 2015 and December 31, 2014, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income and are also presented in a separate statement of comprehensive income. Accumulated other comprehensive income consists entirely of unrealized holding gains and losses on available-for-sale securities.

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company during the first quarter of 2015 and did not have a material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the June 30, 2015 presentation. There was no effect on the net loss or retained deficit as previously reported.

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

The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015 resulted in a net gain of approximately $750 thousand on the transaction and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and continues to examine other methods to increase its capital ratios. The Bank has engaged independent third parties to assist the Bank in its efforts to increase its capital ratios. In addition to continuing to search for additional capital, the Bank is also searching for a potential merger partner. Although the Bank is pursuing both of these approaches simultaneously, given the lack of a market for bank mergers, particularly in the Southeast, as a result of the current economic and regulatory climate, and the lack of success the Company has had to date in attempting to raise capital, there can be no assurances the Company will either raise additional capital or find a merger partner.

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 76.9% as of June 30, 2015.

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

Eliminate, by March 12, 2011, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we have complied with this provision of the Constant Order. Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits.
Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.
Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

As of June 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Losses in prior years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank. The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015 resulted in a net gain of approximately $750 thousand on the transaction and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and continues to examine other methods to increase its capital ratios.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at June 30, 2015 were $26.9 million compared to $31.3 million at December 31, 2014 and $35.6 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 6.50%, 7.43% and 8.19% as of June 30, 2015, and December 31, 2014 and 2013, respectively. As a percentage of total loans, nonperforming loans were 3.89%, 5.02%, and 4.15% as of June 30, 2015, and December 31, 2014 and 2013, respectively.

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

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described above further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Unless the Company is able to raise capital, it will have no means of satisfying its funding needs.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of June 30, 2015, the Bank is categorized as significantly undercapitalized.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 18 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At June 30, 2015, total accrued interest equaled $805 thousand. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

Recent Developments

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, with total deposits of approximately $34.3 million and approximately $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of approximately $750 thousand to the Bank.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2015
Government-sponsored enterprises	$38,686	$—	$(1,121)	$37,565
Mortgage-backed securities	53,061	159	(541)	52,679
Obligations of state and local governments	1,230	—	(8)	1,222
Total	$92,977	$159	$(1,670)	$91,466

December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
Obligations of state and local governments	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following is a summary of maturities of securities available-for-sale as of June 30, 2015. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

June 30, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$32,686	$38,686	$37,565
Mortgage backed securities	—	—	5,686	47,375	53,061	52,679
State and political subdivisions	—	—	624	606	1,230	1,222
Total	$—	$—	$12,310	$80,667	$92,977	$91,466

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	June 30, 2015

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$32,874	$(935)	$4,691	$(186)	$37,565	$(1,121)
Mortgage-backed securities	23,914	(267)	10,153	(274)	34,067	(541)
Obligations of state and local governments	1,222	(8)	—	—	1,222	(8)
Total	$58,010	$(1,210)	$14,844	$(460)	$72,854	$(1,670)

	December 31, 2014

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
Obligations of state and local governments	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At June 30, 2015, the Company had three government-sponsored enterprise securities, and eight mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At June 30, 2015 and December 31, 2014, investment securities with a book value of $39.6 million and $42.8 million, respectively, and a market value of $38.7 million and $42.2 million, respectively, were pledged to secure deposits.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities were $17.9 million and $18.5 million for the six-month periods ended June 30, 2015 and 2014, respectively and $11.5 million and $11.1 million for the three-month periods ended June 30, 2015 and 2014, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross realized gains	$78	$71	$212	$135
Gross realized losses	—	(22)	—	(35)
Net gain	$78	$49	$212	$100

NOTE 4 - LOANS RECEIVABLE

Loans consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Residential	$82,001	$84,568
Commercial Real Estate	108,817	113,852
Commercial	34,603	30,894
Consumer	5,877	6,229
Total gross loans	$231,298 (1)	$235,543

(1)	These balances include $5.7 million in loans reclassified as held for sale related to the branch sale as disclosed in the footnotes.

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

In evaluating the adequacy of the Company’s loan loss reserves, management identifies loans believed to be impaired. Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Reserves are maintained for each loan in which the principal balance of the loan exceeds the net present value of cash flows. In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of the composition of the loan portfolio with the purpose of identifying any concentrations of risk, and an analysis of historical loan charge-offs and recoveries. The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio. These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management. This component of the allowance for loan losses includes additional estimated reserves for internal factors such as changes in lending staff, loan policy and underwriting guidelines, and loan seasoning and quality, and external factors such as national and local economic trends and conditions.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended June 30, 2015 and 2014 and as of and for the year ended December 31, 2014, by portfolio segment:

June 30, 2015

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(451)	(253)	(47)	(357)	(1,108)
Recoveries	157	688	12	63	920
Provision	670	(902)	70	162	—
Ending balance	$973	$3,124	$220	$1,282	$5,599

Ending balances:
Individually evaluated for impairment	$148	$786	$9	$585	$1,528
Collectively evaluated for impairment	$825	$2,338	$211	$697	$4,071

Loans receivable:

Ending balance, total	$34,603	$108,817	$5,877	$82,001	$231,298

Ending balances:
Individually evaluated for impairment	$2,929	$24,164	$112	$10,905	$38,110
Collectively evaluated for impairment	$31,674	$84,653	$5,765	$71,096	$193,188

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2015 and December 31, 2014.

June 30, 2015

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$31	$—	$59	$90	$34,513	$34,603	$66
Commercial real estate:
Construction	463	—	576	1,039	28,659	29,698	3,821
Other	—	—	1,672	1,672	77,447	79,119	2,183

Real Estate:
Residential	759	442	1,636	2,837	79,164	82,001	2,927

Consumer:
Other	22	5	3	30	5,204	5,234	3
Revolving credit	5	—	2	7	636	643	—

Total	$1,280	$447	$3,948	$5,675	$225,623	$231,298	$9,000

December 31, 2014

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$282	$27	$—	$309	$30,585	$30,894	$633
Commercial real estate:
Construction	199	—	364	563	30,907	31,470	4,464
Other	493	283	2,023	2,799	79,583	82,382	2,643

Real Estate:
Residential	2,576	372	2,810	5,758	78,810	84,568	3,917

Consumer:
Other	101	2	—	103	5,449	5,552	—
Revolving credit	4	4	1	9	668	677	4

Total	$3,655	$688	$5,198	$9,541	$226,002	$235,543	$11,661

At June 30, 2015, one consumer loan in the amount of $2 thousand was past due more than ninety days and still accruing interest. One residential real estate loan in the amount of $170 thousand was past due more than ninety days and still accruing interest at December 31, 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2015 and December 31, 2014.

June 30, 2015

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,305	$—	$561	$—	$1,866
Grade 2 – Modest	356	141	41	682	1,220
Grade 3 – Average	4,413	5,680	225	5,528	15,846
Grade 4 – Satisfactory	21,061	58,869	4,569	55,395	139,894
Grade 5 – Watch	2,663	14,986	182	4,655	22,486
Grade 6 – Special Mention	1,277	4,023	129	3,490	8,919
Grade 7 – Substandard	3,528	25,118	170	12,251	41,067
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$34,603	$108,817	$5,877	$82,001	$231,298

December 31, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$30,894	$113,852	$6,229	$84,568	$235,543

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of June 30, 2015, $158.8 million, or 68.7% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2015, loans with a credit grade of “watch” and “special mention” totaled $31.4 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At June 30, 2015, classified loans totaled $41.1 million, with $37.4 million being collateralized by real estate. This includes $32.5 million in troubled debt restructurings (“TDRs”), of which $27.5 million were performing. Classified credits are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2015, the recorded investment in impaired loans was $38.1 million, compared to $41.4 million at December 31, 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

The following chart details our impaired loans, which includes TDRs totaling $32.5 million and $33.2 million, by category as of June 30, 2015 and December 31, 2014, respectively:

June 30, 2015

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,098	$1,282	$—	$1,402	$34	$1,249	$20
Commercial real estate	17,609	21,836	—	18,897	305	18,089	152
Residential	4,914	5,667	—	5,652	78	4,808	47
Consumer	54	54	—	125	4	59	3

Total:	$23,675	$28,839	$—	$26,076	$421	$24,205	$222

With an allowance recorded:
Commercial	1,831	1,831	148	1,895	42	1,870	20
Commercial real estate	6,555	7,660	786	6,597	99	6,584	46
Residential	5,991	5,991	585	6,030	119	6,015	56
Consumer	58	58	9	69	1	55	—

Total:	$14,435	$15,540	$1,528	$14,591	$261	$14,524	$122

Total:
Commercial	2,929	3,113	148	3,297	76	3,119	40
Commercial real estate	24,164	29,496	786	25,494	404	24,673	198
Residential	10,905	11,658	585	11,682	197	10,823	103
Consumer	112	112	9	194	5	114	3
Total:	$38,110	$44,379	$1,528	$40,667	$682	$38,729	$344

December 31, 2014

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,852	$2,678	$—	$2,649	$79
Commercial real estate	19,156	24,441	—	22,377	1,083
Residential	5,950	6,528	—	6,249	268
Consumer	32	32	—	34	3

Total:	$26,990	$33,679	$—	$31,309	$1,433

With an allowance recorded:
Commercial	1,792	1,792	151	1,892	81
Commercial real estate	5,990	6,194	1,008	6,143	282
Residential	6,468	6,468	737	6,506	271
Consumer	143	143	11	150	8

Total:	$14,393	$14,597	$1,907	$14,691	$642

Total:
Commercial	3,644	4,470	151	4,541	160
Commercial real estate	25,146	30,635	1,008	28,520	1,365
Residential	12,418	12,996	737	12,755	539
Consumer	175	175	11	184	11
Total:	$41,383	$48,276	$1,907	$46,000	$2,075

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Nonperforming TDRs	$5,019	$5,013
Performing TDRs:
Commercial	2,831	2,942
Commercial real estate	17,732	17,499
Residential	6,794	7,537
Consumer	109	175
Total performing TDRs	27,466	28,153
Total TDRs	$32,485	$33,166

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Six Months ended June 30, 2015

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	2	$252	$252	1	$148	$148
Residential	5	636	596	3	496	496
Commercial	1	62	62	1	27	27
Consumer	1	10	10	—	—	—
Total	9	$960	$920	5	$671	$671

During the six months ended June 30, 2015, nine loans were modified that were considered to be TDRs. Term concessions only were granted for two loans; payment deferrals only were granted for one loan; term and payment deferrals were granted for four loans; and term, payment deferrals and interest concessions were granted for two loans.

For the Three Months ended June 30, 2015

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	1	$83	$83	1	$148	$148
Residential	3	549	509	2	200	200
Commercial	—	—	—	—	—	—
Consumer	1	10	10	—	—	—
Total	5	$642	$602	3	$348	$348

During the quarter ended June 30, 2015, five loans were modified that were considered to be TDRs. Term concessions only were granted for one loan; payment deferrals only were granted for one loan; term and payment deferrals were granted for one loan; and term, payment deferrals and interest concessions were granted for two loans.

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

During the six months ended June 30, 2014, 12 loans were modified that were considered to be TDRs. Term concessions only were granted for eight loans, payment deferrals only were granted for two loans and both term concessions and payment deferrals were granted for two loans.

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

During the quarter ended June 30, 2014, eight loans were modified that were considered to be TDRs. Term concessions only were granted for four of these loans, payment deferrals only were granted for two loans and both term concessions and payment deferrals were granted for two loans.

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Commitments to extend credit	$26,850	$27,017
Standby letters of credit	242	247

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the periods ended June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Balance, beginning of period	$19,501	$24,972
Additions	2,185	2,183
Sales	(3,740)	(7,337)
Write-downs	(49)	(317)

Balance, end of period	$17,897	$19,501

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at June 30, 2015:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9 /4/18
	Convertible Advance	5,000	3.45%	9 /10/18
	Convertible Advance	5,000	2.95%	9 /18/18
	Fixed Rate	5,000	3.86%	8 /20/19
		$17,000

As of June 30, 2015, we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At June 30, 2015, the Company had pledged as collateral for FHLB advances approximately $3.5 million of one-to-four family first mortgage loans, $2.9 million of commercial real estate loans, $4.1 million in home equity lines of credit, $43 thousand in multifamily loans and $18.0 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $9.1 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of June 30, 2015, scheduled principal reductions include $12.0 million in 2018 and $5.0 million in 2019.

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance costs, net of accumulated amortization, totaled $71 thousand at June 30, 2015 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $2 thousand for each of the periods ended June 30, 2015 and 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES - continued

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $805 thousand as of June 30, 2015. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising this capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. If the trustee or the holders of the trust preferred securities demand immediate payment in full of the entire principal and unpaid interest amounts of the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.3 million as of June 30, 2015.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The Series T Preferred Stock and the CPP Warrant were sold to the U.S. Treasury for an aggregate purchase price of $12.9 million in cash. The purchase price was allocated between the Series T Preferred Stock and the CPP Warrant based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Series T Preferred Stock being issued at a discount which was amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock. The amount of each of the Company’s quarterly dividend payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of June 30, 2015, the Company had $3.6 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 18 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2016 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of June 30, 2015, the Bank was classified as “significantly undercapitalized;” therefore, it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 8%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10% by July 10, 2011.

At June 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Losses in prior years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,607)	(3.65)%	$23,295	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,607)	(3.65)%	$11,647	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,607)	(2.47)%	$17,193	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$15,142	5.14%	$23,579	8.00%	$29,474	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$11,434	3.88%	$17,685	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$11,434	2.73%	$16,748	4.00%	$33,496	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$11,434	3.88%	$13,263	4.50%	N/A	N/A

December 31, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$23,031	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$11,516	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,402)	(2.36)%	$17,614	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,533	5.05%	$23,008	8.00%	$28,760	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$10,911	3.79%	$11,504	4.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$10,911	2.53%	$17,255	4.00%	$34,510	8.00%

(1) Minimum capital amounts and ratios presented as of June 30, 2015 and December 31, 2014, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of June 30, 2015 and December 31, 2014, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Six Months ended June 30,
per share amounts)	2015	2014

Basic loss per common share:

Net loss available to common shareholders	$(798)	$(275)

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Basic loss per common share	$(0.21)	$(0.07)

Diluted loss per common share:

Net loss available to common shareholders	$(798)	$(275)

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,816,340	3,738,337

Diluted loss per common share	$(0.21)	$(0.07)

(Dollars in thousands, except	Three Months ended June 30,
per share amounts)	2015	2014

Basic loss per common share:

Net loss available to common shareholders	$(703)	$(370)

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Basic loss per common share	$(0.18)	$(0.10)

Diluted loss per common share:

Net loss available to common shareholders	$(703)	$(370)

Weighted average common shares outstanding - basic	3,816,340	3,738,337

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,816,340	3,738,337

Diluted loss per common share	$(0.18)	$(0.10)

For the six and three month periods ended June 30, 2015 and 2014, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

Assets Held for Sale – The carrying amount is a reasonable estimate of fair value.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

June 30, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$43,085	$43,085	$43,085	$—	$—
Securities available-for-sale	91,466	91,466	—	91,466	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans held for sale	6,179	6,185	—	—	6,185
Loans, net	219,977	220,193	—	—	220,193
Assets held for sale	3,927	3,927	—	—	3,927

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	184,231	184,231	184,231	—	—
Certificates of deposit	200,275	202,065	—	202,065	—
Repurchase agreements	1,066	1,066	—	1,066	—
Advances from the Federal Home Loan Bank	17,000	17,122	—	17,122	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$26,850	n/a
Standby letters of credit	242	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. At June 30, 2015 and December 31, 2014, impaired loans were evaluated based on either the fair value of the collateral or net present value of the expected cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended June 30, 2015 and December 31, 2014, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Government sponsored enterprises	$37,565	$—	$37,565	$—
Mortgage-backed securities	52,679	—	52,679	—
Obligations of state and local governments	1,222	—	1,222	—
Total	$91,466	$—	$91,466	$—

December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2015 and December 31, 2014.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Impaired loans, net of valuation allowance	$36,582	$—	$—	$36,582
Other real estate owned	17,897	—	—	17,897
Total	$54,479	$—	$—	$54,479

December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2015, impaired loans were evaluated based on either the fair value of the collateral or net present value of the expected cash flows. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)

	June 30,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$2,781	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.99%)

Commercial real estate	23,378	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-32.33%
		Flows	Independent quotes	(10.21%)

Residential	10,320	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	1.62%-47.31%
		Flows	Independent quotes	(10.17%)

Consumer	103	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

Other real estate owned	17,897	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)	December 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,493	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-68.05%
		Flows	Independent quotes	(25.71%)

Commercial real estate	24,138	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.80%)

Residential	11,681	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-47.31%
		Flows	Independent quotes	(7.31%)

Consumer	164	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

Other real estate owned	19,501	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At June 30, 2015, the Company is party to several court actions and investigations as discussed in detail in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

The Company and the Bank have engaged legal counsel and intend to vigorously defend themselves in all actions. The ultimate outcomes of all referenced actions are unknown at this time and reasonably possible losses cannot be estimated. Given the Company’s current troubled financial condition, any costs incurred by the Company associated with legal defense, government sanctions, or settlement or other litigation awards could have a material adverse effect on its financial condition due to the Company’s lack of consistent earnings.

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

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, with total deposits of approximately $34.3 million and approximately $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of approximately $750 thousand to the Bank.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and six month periods ended June 30, 2015, as compared to the three and six month periods ended June 30, 2014, and also analyzes our financial condition as of June 30, 2015 as compared to December 31, 2014. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the six months ended June 30, 2015, the Company had a net loss of $205 thousand compared to net income of $243 thousand for the six months ended June 30, 2014. The decrease in earnings was primarily attributable to a reduction in net interest income offset by reduced noninterest expenses.

Total assets at June 30, 2015 were $413.9 million, a decrease of $7.7 million from $421.6 million at December 31, 2014. Proceeds received from sales of securities available-for-sale and repayments of loans receivable were offset by decreases in deposits. Time deposits decreased $20.5 million during the first six months of 2015.

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2015 and 2014

The Company experienced a decrease of $1.4 million in total interest income for the six months ended June 30, 2015. A decrease in interest, including fees, on our loan portfolio of $1.0 million, or 14.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 combined with a decrease in interest income on our securities available-for-sale of $403 thousand contributed to the decrease. Declines in rates and volume resulted in a decrease to total interest expense of $280 thousand, or 10.9%, for the six month period in 2015 compared to the six month period in 2014. Net interest income decreased $1.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the six month periods ended June 30, 2015 or 2014.

Noninterest income increased $50 thousand to $1.4 million for the six months ended June 30, 2015 as compared to $1.3 million for the six months ended June 30, 2014, primarily due to an increase in gains on sales of available-for-sale securities of $112 thousand. During the six months ended June 30, 2015, gains on sales of available-for-sale securities totaled $212 thousand compared to $100 thousand during the same period in 2014.

Noninterest expense decreased from $6.7 million for the six months ended June 30, 2014 to $6.1 million for the six months ended June 30, 2015 primarily due to lower other operating expenses which included lower professional fees.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Results of Operations for the Three Months ended June 30, 2015 and 2014

Net loss for the three months ended June 30, 2015 was $407 thousand compared to a net loss of $74 thousand for the three months ended June 30, 2014. The increase in loss was primarily the result of lower net interest income offset by lower noninterest expenses.

Interest income decreased $621 thousand for the quarter ended June 30, 2015 when compared the same period in 2014. Lower rates and lower volume contributed to the reduction. Interest expense also decreased by $116 thousand for the quarter ended June 30, 2015 when compared to the same period in 2014. Net interest income decreased by $505 thousand for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

No provision for loan losses was considered necessary for the quarters ended June 30, 2015 or 2014.

Noninterest income for the three months ended June 30, 2015 was $666 thousand compared to $706 thousand for the three months ended June 30, 2014. Gains realized on sales of available-for-sale securities were $49 thousand for the three months ended June 30, 2014 compared to gains realized on sales of available-for-sale securities of $78 for the three months ended June 30, 2015. This increase was offset by decreases in all other components of noninterest income.

For the three months ended June 30, 2015, noninterest expense was $3.4 million compared to $3.6 million for the three months ended June 30, 2014.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of June 30, 2015 and December 31, 2014, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $15.2 million, or 14.3%, from $106.7 million at December 31, 2014 to $91.5 million at June 30, 2015. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Investment Portfolio - continued

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2015.

June 30, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Fair
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$32,686	$38,686	$37,565
Mortgage backed securities	—	—	5,686	47,375	53,061	52,679
State and political subdivisions	—	—	624	606	1,230	1,222
Total	$—	$	$12,310	$80,667	$92,977	$91,466

Weighted average yields
Government sponsored enterprises	—%	—%	2.59%	2.87%
Mortgage backed securities	—%	—%	1.58%	1.95%
State and political subdivisions	—%	—%	2.56%	4.11%
Total	—%	%	2.12%	2.33%	2.31%

	Amortized	Fair
December 31, 2014 (in thousands)	Cost	Value
Investment securities
Government sponsored enterprises	$40,952	$40,082
Mortgage backed securities	65,328	65,348
States and political subdivisions	1,239	1,244
Total	$107,519	$106,674

Loan Portfolio

The Company experienced a decline in its loan portfolio of $4.2 million during the six months ended June 30, 2015. The following table sets forth the composition of the loan portfolio by category as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Commercial construction and land development	$29,698	$31,470
Other commercial real estate	79,119	82,382
Residential construction	2,443	2,838
Other residential	79,558	81,730
Commercial and industrial	34,603	30,894
Consumer	5,877	6,229
	$231,298	$235,543

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.5% of our loan portfolio at June 30, 2015. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 15.0% and 2.5% of the loan portfolio, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

Risk Elements

The recent downturn in general economic conditions has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of June 30, 2015.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $11.8 million or 5.0% of total loans at the end of 2014 compared to nonperforming loans at June 30, 2015 of $9.0 million or 3.9% of total loans. At June 30, 2015, nonperforming assets were $26.9 million compared to $31.3 million at December 31, 2014. As a percentage of total assets, nonperforming assets were 6.5% and 7.4% as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes nonperforming assets:

	June 30,	December 31,
Nonperforming Assets	2015	2014
(Dollars in thousands)
Nonaccrual loans	$9,000	$11,661
Loans past due 90 days or more and still accruing interest	2	170
Total nonperforming loans	9,002	11,831
Other real estate owned	17,897	19,501
Total nonperforming assets	$26,899	$31,332

Nonperforming assets to total assets	6.50%	7.43%
Nonperforming loans to total loans	3.89%	5.02%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

Impaired loans are valued based on the net present value of expected cash flows or based on the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2015, the recorded investment in impaired loans was $38.1 million compared to $41.4 million at December 31, 2014.

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

At June 30, 2015, the principal balance of TDRs totaled $32.5 million. Of these restructured loans, $27.5 million were performing as expected under the new terms and $5.0 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral or expected cash flows. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

A rollforward of TDRs for the six months ended June 30, 2015 and for the year ended December 31, 2014 is presented below:

	June 30,	December 31,
TDRs	2015	2014
(Dollars in thousands)
Balance, beginning of period	$33,166	$31,453
New TDRs and advances	938	9,617
Repayments	(1,013)	(6,602)
Charged-off TDRs	(606)	(1,302)
Balance, end of period	$32,485	$33,166

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Provision and Allowance for Loan Losses- continued

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

At June 30, 2015, the allowance for loan losses was $5.6 million or 2.42% of total loans compared to $5.8 million or 2.46% of total loans as of December 31, 2014. Reserves specifically set aside for impaired loans of $1.5 million and $1.9 million were included in the allowance as of June 30, 2015 and December 31, 2014, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience
	Six months	Six months
	ended	ended	Year ended
(Dollars in thousands)	June 30,	June 30,	December 31,
	2015	2014	2014
Total loans outstanding at end of period	$231,298	$251,372	$235,543

Allowance for loan losses, beginning of period	$5,787	$9,443	$9,443

Charge offs:
Real estate	(610)	(2,853)	(5,620)
Commercial	(451)	(278)	(1,068)
Consumer	(47)	(283)	(343)
Total charge-offs	(1,108)	(3,414)	(7,031)

Recoveries of loans previously charged off	920	945	2,314
Net charge-offs	(188)	(2,469)	(4,717)

Provision charged to operations	—	—	1,061
Allowance for loan losses at end of period	$5,599	$6,974	$5,787

Ratios:
Allowance for loan losses to loans at end of period	2.42%	2.77%	2.46%
Net charge-offs to allowance for loan losses	3.36%	35.40%	81.51%
Net charge-offs to provisions for loan losses	n/a	n/a	444.58%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the six months ended June 30, 2015 and for the year ended December 31, 2014.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance
June 30, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

December 31, 2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

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

Capital Resources

Shareholders’ deficit increased from a deficit of $11.2 million at December 31, 2014 to a deficit of $12.1 million at June 30, 2015. The increase of $871 thousand is primarily attributable to an increase in unrealized losses of $666 thousand on our available-for-sale securities which are included in accumulated other comprehensive loss in addition to net loss of $205 thousand for the period.

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules).

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

To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 8%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 6% being Tier 1 capital.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
The Company
Tier 1 capital	$(10,607)	$(10,402)
Tier 2 capital	—	—
Total qualifying capital	$(10,607)	$(10,402)

Risk-adjusted total assets
(including off-balance sheet exposures)	$291,183	$287,892

Tier 1 risk-based capital ratio	(3.65)%	(3.61)%
Total risk-based capital ratio	(3.65)%	(3.61)%
Tier 1 leverage ratio	(2.47)%	(2.36)%

The Bank
Common equity Tier 1 capital	$11,434	n/a

Tier 1 capital	$11,434	$10,911
Tier 2 capital	3,708	3,622
Total qualifying capital	$15,142	$14,533

Risk-adjustment total assets
(including off-balance sheet exposures)	$294,742	$287,598

Common equity Tier 1 capital ratio	3.88%	n/a
Tier 1 risk-based capital ratio	3.88%	3.79%
Total risk-based capital ratio	5.14%	5.05%
Tier 1 leverage ratio	2.73%	2.53%

At June 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over prior years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

Approximately $8.4 million in capital would return the Bank to “adequately capitalized” and $22.1 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of June 30, 2015. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital ratios with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay our outstanding senior equity and debt securities, including the Series T Preferred Stock issued to the U.S. Treasury under the CPP, the trust preferred securities that we have issued, and our 2010 subordinated promissory notes. At June 30, 2015, the amount of these outstanding senior securities was $30.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. There are no assurances that we will be able to raise this capital or find a merger partner.

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

The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015, resulted in a net gain of approximately $750 thousand and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and continues to examine other methods to increase its capital ratios.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

ACCOUNTING AND FINANCIAL REPORTING ISSUES– continued

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

The Company

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order previously discussed further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Unless the Company is able to raise capital, it will have no means of satisfying its funding needs.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement parts of its business objectives.

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 18 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At June 30, 2015, total accrued interest equaled $805 thousand. If the Company is not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

LIQUIDITY - continued

The Bank

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

Cash and federal funds sold are the Bank’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. As of June 30, 2015, the Bank had approximately $43.1 million of cash and cash equivalents. The investment securities portfolio is the Bank’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Bank’s primary source of funds for credit activities. Although not historically used as principal sources of liquidity, federal funds purchased from correspondent banks and advances from the FHLB are other options available to management. Management believes that the Bank’s liquidity sources will enable it to successfully meet its long-term operating needs.

As of June 30, 2015, the Bank had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $52.8 million at June 30, 2015. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of June 30, 2015, commitments to extend credit totaled $26.9 million and standby letters of credit totaled $242 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the below matters, the Company and the Bank have engaged legal counsel and intend to vigorously defend themselves. Given the Company’s current troubled financial condition, any costs incurred by the Company associated with legal defense, government sanctions, or settlement or other litigation awards could have a material adverse effect on its financial condition due to the Company’s lack of consistent earnings.

•	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The complaint names as defendants the Company, the Bank and current and former employees, officers and members of the Board of Directors of the Company and the Bank. The complaint alleges that the plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes, that the Bank breached its promise to loan the plaintiffs up to 90% of the amount that the plaintiffs would invest in the subordinated notes offering, and that the defendants made false representations about the financial condition of the Bank and Company. The complaint seeks actual damages, consequential damages, punitive damages, pre-judgment and post-judgment interest, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees and costs. The Court granted defendants’ motions to stay the litigation and compel arbitration, which proceedings were held in March 2015. At the conclusion of the arbitration proceedings, 17 of the initial 20 individual defendants had been dismissed through summary judgment or directed verdict motions. By order dated May 15, 2015, the arbitration panel ruled in favor of the remaining Defendants and denied any recovery to Plaintiffs. Plaintiffs have filed a “notice of appeal” with the state court and that action is still pending. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings - continued

•	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties have filed initial appeal briefs and it is expected this matter will be heard in the fall or winter term of court at the South Carolina Court of Appeals. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank have provided all documents and information requested by the Attorney General to date. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Mr. Snyder, on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes, sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry (Case No. 2014-CP-26-0204). An amended complaint was then filed by Mr. Snyder and two other subordinated debt purchasers, Acey Livingston and Mark Mark Josephs. The plaintiffs are seeking an unspecified amount of damages resulting from wrongful conduct associated with purchases of the subordinated debt notes, including fraud, violation of state securities statutes, and negligence. All outside director Defendants have been voluntarily dismissed from the lawsuit and the remaining Defendants filed timely motions to dismiss, which are still pending. Settlement negotiations have been ongoing, but no agreement has been reached to date. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings - continued

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The Plaintiff recently dismissed the case without prejudice and re-filed a new action naming the Bank and Company, as well as the Plaintiff’s former outside accountant. Discovery is ongoing and a summary judgment motion will be filed in the coming weeks. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

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

Date: August 13, 2015	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number       Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.