Form 10-Q
period 2015-09-30
HCSB FINANCIAL CORP
filed 2015-11-13
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,846,340 shares of common stock, par value $.01 per share, were issued and outstanding as of November 13, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands except share amounts)	2015	2014
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$29,185	$28,527

Securities available-for-sale	84,291	106,674
Nonmarketable equity securities	1,330	1,342
Total investment securities	85,621	108,016

Loans receivable	219,982	235,543
Less allowance for loan losses	(5,021)	(5,787)
Loans, net	214,961	229,756

Premises and equipment, net	16,069	20,292
Accrued interest receivable	1,932	1,973
Cash value of life insurance	11,239	11,002
Other real estate owned	18,510	19,501
Other assets	1,030	2,504
Total assets	$378,547	$421,571

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$45,135	$40,172
Interest-bearing transaction accounts	41,307	44,283
Money market savings accounts	70,195	75,811
Other savings accounts	10,463	10,272
Time deposits $100 and over	131,098	150,020
Other time deposits	49,416	70,779
Total deposits	347,614	391,337
Repurchase agreements	1,119	1,612
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	11,062	11,062
Junior subordinated debentures	6,186	6,186
Accrued interest payable	5,634	4,583
Other liabilities	1,107	1,038
Total liabilities	389,722	432,818

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized;12,895 shares issued and outstanding	12,895	12,895
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,816,340 shares issued and outstanding	38	38
Capital surplus	30,214	30,214
Common stock warrant	1,012	1,012
Retained deficit	(54,398)	(54,561)
Accumulated other comprehensive loss	(936)	(845)
Total shareholders’ deficit	(11,175)	(11,247)
Total liabilities and shareholders’ deficit	$378,547	$421,571

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
(Dollars in thousands except share amounts)	2015	2014	2015	2014
Interest income:
Loans, including fees	$8,875	$10,173	$3,088	$3,371
Investment securities:
Taxable	1,501	1,982	506	598
Tax-exempt	—	14	—	—
Nonmarketable equity securities	37	44	8	18
Other interest income	53	48	16	14
Total	10,466	12,261	3,618	4,001
Interest expense:
Deposits	1,884	2,281	595	743
Borrowings	1,504	1,490	510	465
Total	3,388	3,771	1,105	1,208
Net interest income	7,078	8,490	2,513	2,793
Provision for loan losses	—	750	—	750

Net interest income after provision for loan losses	7,078	7,740	2,513	2,043

Noninterest income:
Service charges on deposit accounts	581	665	197	220
Gains on sales of securities available-for-sale	232	126	20	26
Gains on sales of mortgage loans	175	149	50	35
Other fees and commissions	325	346	93	109
Brokerage commissions	73	70	42	35
Income from cash value of life insurance	322	329	109	111
Net gains on sales of assets	721	11	736	11
Other operating income	283	260	96	90
Total	2,712	1,956	1,343	637

Noninterest expenses:
Salaries and employee benefits	4,155	4,268	1,330	1,408
Net occupancy expense	876	942	292	318
Furniture and equipment expense	764	767	266	253
FDIC insurance premiums	1,071	1,210	346	399
Net cost of operations of other real estate owned	465	859	382	698
Other operating expenses	2,229	2,094	837	342
Total	9,560	10,140	3,453	3,418

Income (loss) before income taxes	230	(444)	403	(738)
Income tax expense	67	68	35	17
Net income (loss)	$163	$(512)	$368	$(755)

Accretion of preferred stock to redemption value	—	(57)	—	—
Preferred dividends	(1,107)	(758)	(514)	(297)

Net loss available to common shareholders	$(944)	$(1,327)	$(146)	$(1,052)

Net loss per common share
Basic	$(0.25)	$(0.35)	$(0.04)	$(0.28)
Diluted	$(0.25)	$(0.35)	$(0.04)	$(0.28)
Weighted average common shares outstanding
Basic and diluted	3,816,340	3,754,744	3,816,340	3,787,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014

Net income (loss)	$163	$(512)
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale:
Net unrealized holding gains arising during the period	141	4,562
Tax expense	—	—
Reclassification to realized gains	(232)	(126)
Tax expense	—	—
Other comprehensive income (loss)	(91)	4,436
Comprehensive income	$72	$3,924

	Three months ended September 30,
(Dollars in thousands)	2015	2014

Net income (loss)	$368	$(755)
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Net unrealized holding gains arising during the period	595	53
Tax expense	—	—
Reclassification to realized gains	(20)	(26)
Tax expense	—	—
Other comprehensive income	575	27
Comprehensive income (loss)	$943	$(728)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2015 and 2014

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total

(Dollars in thousands except share data)
Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,838	$30,157	$(54,213)	$(6,273)	$(16,442)
Net loss	—	—	—	—	—	—	(512)	—	(512)
Other comprehensive income	—	—	—	—	—	—	—	4,436	4,436
Sale of common stock	78,003	1	—	—	—	57	—	—	58
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, September 30, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,782)	$(1,837)	$(12,460)

Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net income	—	—	—	—	—	—	163	—	163
Other comprehensive loss	—	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,398)	$(936)	$(11,175)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$163	$(512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	570	598
Provision for loan losses	—	750
Amortization less accretion on investments	130	195
Net gains on sales of securities available-for-sale	(232)	(126)
(Gains) losses on sales of other real estate owned	(530)	19
Writedowns of other real estate owned	184	48
Net gain on sale of branches	(736)	—
Increase in accrued interest payable	1,059	1,008
Decrease in accrued interest receivable	41	32
Decrease in other assets	1,474	2,809
Income (net of mortality cost) on cash value of life insurance	(237)	(248)
Increase (decrease) in other liabilities	99	(43)
Net cash provided by operating activities	1,985	4,530

Cash flows from investing activities:
Decrease in loans to customers, net	5,009	5,686
Purchases of securities available-for-sale	(14,054)	(59,353)
Maturities, calls and principal paydowns of securities available-for-sale	13,122	13,654
Proceeds from sales of other real estate owned	5,395	6,907
Proceeds from sales of securities available-for-sale	23,326	23,837
Redemptions of nonmarketable equity securities	12	176
Purchases of premises and equipment, net	(224)	(229)
Net cash paid in branch sale	(23,933)	—
Net cash provided by (used by) investing activities	8,653	(9,322)

Cash flows from financing activities:
Net increase in demand deposits and savings	17,428	10,197
Net decrease in time deposits	(26,915)	(15,542)
Net decrease in repurchase agreements	(493)	(436)
Sale of common stock	—	58
Net cash used by financing activities	(9,980)	(5,723)

Net increase (decrease) in cash and cash equivalents	658	(10,515)
Cash and cash equivalents, beginning of period	28,527	28,081
Cash and cash equivalents, end of period	$29,185	$17,566

Cash paid during the period for:
Income taxes	$—	$78
Interest	$2,337	$2,763

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$4,058	$1,177
Unrealized gains (losses) on securities available-for-sale	$(91)	$4,436

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2015 and for the interim periods ended September 30, 2015 and 2014 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2014 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015, as amended on Form 10-K/A which was filed with the SEC on March 31, 2015.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security, to institutional buyers in a pooled trust preferred issue. The trust preferred securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. At September 30, 2015, total accrued interest equaled $852 thousand. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. Refer to Note 7 to our Financial Statements for additional information on the outstanding trust preferred securities.

On March 6, 2009, as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. As of February 2011, the Federal Reserve Bank of Richmond has required the Company to defer dividend payments on the Series T Preferred Stock. As of September 30, 2015, the Company had $4.3 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 19 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. Refer to Note 9 to our financial statements for additional information on the outstanding Series T Preferred Stock.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes currently bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.6 million as of September 30, 2015. Refer to Note 8 to our Financial Statements for additional information on the outstanding subordinated promissory notes.

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, with total deposits of approximately $34.2 million and approximately $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of approximately $736 thousand to the Bank.

Effective as of September 16, 2015, the Company, the Bank, and several of its executive officers (collectively, the “Defendants”) entered into a Class Action Settlement Agreement (the “Settlement Agreement”) in potential settlement of a putative class action lawsuit filed by Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and all purchasers of the Company’s subordinated debt notes (collectively, the “Plaintiffs”). The suit is seeking an unspecified amount of damages resulting from alleged wrongful conduct associated with purchases of the Company’s subordinated debt notes. On September 16, 2015, the court signed its Preliminary Order of Approval (the “Preliminary Approval Order”) with respect to the proposed settlement. A final hearing is currently scheduled for November 23, 2015, at which the court will be asked to finally approve the settlement of the class action lawsuit and to enter judgment accordingly. The Settlement Agreement does not constitute a concession or admission of wrongdoing or liability by the Defendants. The Defendants have entered into the Settlement Agreement solely to avoid future inconvenience and protracted, costly litigation and to help facilitate a proposed recapitalization of the Bank.

Under the terms of the Settlement Agreement, the Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company. Class members will be entitled to receive 20% of the principal of their notes, which will be paid from the settlement fund, in exchange for a full and complete release of all claims that were asserted or could have been asserted in the lawsuit, including further repayment of principal and interest due under the notes. The Company will separately pay the approved attorneys’ fees, costs, and expenses of class counsel up to an aggregate of $250 thousand. The settlement is expressly contingent on the following events occurring before the final hearing by the court: (1) the signing of an agreement between the Company and holders of certain trust preferred securities issued by the Company for the repurchase of such securities by the Company for an amount not to exceed 10% of the outstanding principal balance owed thereon, or $619 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by the holders of the trust preferred securities not to exceed $25 thousand; (2) the signing of an agreement between the Company and the U.S. Treasury for the repurchase of the Series T Preferred Stock in an amount not to exceed 1% of the aggregate initial liquidation preference of the Series T Preferred Stock, or $129 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S. Treasury not to exceed $25 thousand; and (3) the receipt of signed agreements for an investment in the Company of no less than $30 million through a sale of Company stock to investors or the execution of a merger agreement with another financial institution. In addition, the Company and the Bank must receive the necessary regulatory approvals or non-objections for each of above transactions before any payments can be made from the settlement fund, although such approvals do not have to occur before the final hearing by the court.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At September 30, 2015 and December 31, 2014, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income and are also presented in a separate statement of comprehensive income. Accumulated other comprehensive income for the Company consists entirely of unrealized holding gains and losses on available-for-sale securities.

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

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended the Receivables topic of the Accounting Standards Codification (the “ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. These amendments did not have a material effect on the Company’s financial statements.

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

In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the September 30, 2015 presentation. There was no effect on the net income/loss or retained deficit as previously reported.

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

The Bank is working diligently to increase its capital ratios in order to strengthen its balance sheet and satisfy the commitments required under the Consent Order. The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015 resulted in a net gain of approximately $736 thousand on the transaction and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and the Company is exploring opportunities to raise additional capital through the sale of at least $30 million of its stock or find a merger partner and has engaged independent third parties to assist it in its efforts. Although the Company and the Bank are pursuing these approaches simultaneously there can be no assurances the Company or the Bank will either raise additional capital or find a merger partner.

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 77.7% as of September 30, 2015.

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

As of September 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Losses in prior years have materially adversely impacted our capital. As a result, we have been pursuing a plan through which to achieve the capital requirements set forth under the Consent Order which includes, among other things, the sale of assets, reduction in total assets, and reduction of overhead expenses, as well as raising additional capital at either the Bank or the holding company level and attempting to find a merger partner for the Company or the Bank. The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015 resulted in a net gain of $736 thousand on the transaction and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and continues to examine other methods to increase its capital ratios.

We anticipate that we will need to raise a material amount of capital to return the Bank to an adequate level of capitalization and have been exploring a number of potential sources of capital, including through the sale of at least $30 million of the Company’s stock. We have not had any success to date in raising this capital, and there are no assurances that we will be able to raise this capital on a timely basis or at all.

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

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flows and abilities to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011, resulting in significant loan-related charge-offs and significantly deteriorating the Company and Bank capital positions. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at September 30, 2015 were $25.3 million compared to $31.3 million at December 31, 2014 and $35.6 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 6.68%, 7.43% and 8.19% as of September 30, 2015, and December 31, 2014 and 2013, respectively. As a percentage of total loans, nonperforming loans were 3.09%, 5.02%, and 4.15% as of September 30, 2015, and December 31, 2014 and 2013, respectively.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2015, the Bank is categorized as significantly undercapitalized. The Bank would need $19.9 million to meet the definition of well-capitalized.

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

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 19 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At September 30, 2015, total accrued interest equaled $852 thousand. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS - continued

Recent Developments

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, which included deposits of $34.2 million and $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of $736 thousand to the Bank. The sale consisted of the following (in thousands):

Assets
Cash	$23,766
Loans receivable	5,728
Premises and equipment	3,877
Reduction to assets	33,371
Liabilities
Transaction and savings deposits	20,866
Time deposits	13,370
Accrued interest payable	8
Other accrued liabilities	30
Reduction to liabilities	34,274
Expenses
Data processing, sales analysis	167
Net gain on sale of branches	$736

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2015
Government-sponsored enterprises	$36,689	$16	$(509)	$36,196
Mortgage-backed securities	47,313	144	(604)	46,853
Obligations of state and local governments	1,225	17	—	1,242
Total	$85,227	$177	$(1,113)	$84,291

December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
Obligations of state and local governments	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2015

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$27,032	$(406)	$4,774	$(103)	$31,806	$(509)
Mortgage-backed securities	10,519	(97)	17,821	(507)	28,340	(604)
Total	$37,551	$(503)	$22,595	$(610)	$60,146	$(1,113)

	December 31, 2014

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
Obligations of state and local governments	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At September 30, 2015, the Company had three government-sponsored enterprise securities, and sixteen mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The following is a summary of maturities of securities available-for-sale as of September 30, 2015. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

September 30, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten	Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$30,689	$36,689	$36,196
Mortgage-backed securities	—	—	4,526	42,787	47,313	46,853
Obligations of state and local governments	—	—	621	604	1,225	1,242
Total	$—	$—	$11,147	$74,080	$85,227	$84,291

At September 30, 2015 and December 31, 2014, investment securities with a book value of $34.9 million and $42.8 million, respectively, and a market value of $34.6 million and $42.2 million, respectively, were pledged to secure deposits.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities were $23.3 million and $23.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively and $5.4 million and $5.3 million for the three-month periods ended September 30, 2015 and 2014, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross realized gains	$20	$59	$232	$194
Gross realized losses	—	(33)	—	(68)
Net gain	$20	$26	$232	$126

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2015	2014

Residential	$77,814	$84,568
Commercial Real Estate	102,834	113,852
Commercial	34,070	30,894
Consumer	5,264	6,229
Total gross loans	$219,982	$235,543

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the periods ended September 30, 2015 and 2014 and as of and for the year ended December 31, 2014, by portfolio segment:

September 30, 2015

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(458)	(948)	(57)	(410)	(1,873)
Recoveries	189	713	27	178	1,107
Provision	547	(247)	(47)	(253)	—
Ending balance	$875	$3,109	$108	$929	$5,021

Ending balances:
Individually evaluated for impairment	$145	$742	$11	$560	$1,458
Collectively evaluated for impairment	$730	$2,367	$97	$369	$3,563

Loans receivable:

Ending balance, total	$34,070	$102,834	$5,264	$77,814	$219,982

Ending balances:
Individually evaluated for impairment	$2,710	$21,453	$138	$10,103	$34,404
Collectively evaluated for impairment	$31,360	$81,381	$5,126	$67,711	$185,578

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2015 and December 31, 2014.

September 30, 2015

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$—	$13	$1	$14	$34,056	$34,070	$8
Commercial real estate:
Construction	63	2,109	921	3,093	25,350	28,443	3,322
Other	1,550	135	1,169	2,854	71,537	74,391	1,724

Real Estate:
Residential	1,083	712	950	2,745	75,069	77,814	1,728

Consumer:
Other	5	31	—	36	4,627	4,663	10
Revolving credit	5	2	—	7	594	601	—

Total	$2,706	$3,002	$3,041	$8,749	$211,233	$219,982	$6,792

December 31, 2014

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$282	$27	$—	$309	$30,585	$30,894	$633
Commercial real estate:
Construction	199	—	364	563	30,907	31,470	4,464
Other	493	283	2,023	2,799	79,583	82,382	2,643

Real Estate:
Residential	2,576	372	2,810	5,758	78,810	84,568	3,917

Consumer:
Other	101	2	—	103	5,449	5,552	—
Revolving credit	4	4	1	9	668	677	4

Total	$3,655	$688	$5,198	$9,541	$226,002	$235,543	$11,661

At September 30, 2015, no loans were past due more than ninety days and still accruing interest. One residential real estate loan in the amount of $170 thousand was past due more than ninety days and still accruing interest at December 31, 2014.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2015 and December 31, 2014.

September 30, 2015

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,296	$—	$462	$—	$1,758
Grade 2 – Modest	946	247	33	330	1,556
Grade 3 – Average	4,536	5,507	233	4,722	14,998
Grade 4 – Satisfactory	20,637	60,850	4,109	53,986	139,582
Grade 5 – Watch	2,661	9,774	163	3,966	16,564
Grade 6 – Special Mention	1,080	4,165	108	3,739	9,092
Grade 7 – Substandard	2,914	22,291	156	11,071	36,432
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$34,070	$102,834	$5,264	$77,814	$219,982

December 31, 2014

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$30,894	$113,852	$6,229	$84,568	$235,543

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of September 30, 2015, $157.9 million, or 71.8% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2015, loans with a credit grade of “watch” and “special mention” totaled $25.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At September 30, 2015, classified loans totaled $36.4 million, with $33.4 million being collateralized by real estate. This includes $29.9 million in troubled debt restructurings (“TDRs”), of which $25.9 million were performing. Classified credits are evaluated for impairment on a quarterly basis.

The Bank identifies impaired loans through its normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs), an impairment is recognized by establishing or adjusting an existing allocation of the allowance, or by recording a partial charge-off of the loan to its fair value. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve, if any.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2015, the recorded investment in impaired loans was $34.4 million, compared to $41.4 million at December 31, 2014.

The following chart details our impaired loans, which includes TDRs totaling $29.9 million and $33.2 million, by category as of September 30, 2015 and December 31, 2014, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

September 30, 2015

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$993	$1,179	$—	$1,293	$55	$1,116	$19
Commercial real estate	16,847	21,365	—	19,786	609	18,644	299
Residential	4,471	4,988	—	5,475	110	4,821	27
Consumer	68	68	—	98	7	70	3

Total:	$22,379	$27,600	$—	$26,652	$781	$24,651	$348

With an allowance recorded:
Commercial	1,717	1,717	145	1,807	62	1,787	22
Commercial real estate	4,606	4,666	742	4,613	157	4,659	63
Residential	5,632	5,632	560	5,565	171	5,578	57
Consumer	70	70	11	67	2	65	1

Total:	$12,025	$12,085	$1,458	$12,052	$392	$12,089	$143

Total:
Commercial	2,710	2,896	145	3,100	117	2,903	41
Commercial real estate	21,453	26,031	742	24,399	766	23,303	362
Residential	10,103	10,620	560	11,040	281	10,399	84
Consumer	138	138	11	165	9	135	4
Total:	$34,404	$39,685	$1,458	$38,704	$1,173	$36,740	$491

December 31, 2014

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,852	$2,678	$—	$2,649	$79
Commercial real estate	19,156	24,441	—	22,377	1,083
Residential	5,950	6,528	—	6,249	268
Consumer	32	32	—	34	3

Total:	$26,990	$33,679	$—	$31,309	$1,433

With an allowance recorded:
Commercial	1,792	1,792	151	1,892	81
Commercial real estate	5,990	6,194	1,008	6,143	282
Residential	6,468	6,468	737	6,506	271
Consumer	143	143	11	150	8

Total:	$14,393	$14,597	$1,907	$14,691	$642

Total:
Commercial	3,644	4,470	151	4,541	160
Commercial real estate	25,146	30,635	1,008	28,520	1,365
Residential	12,418	12,996	737	12,755	539
Consumer	175	175	11	184	11
Total:	$41,383	$48,276	$1,907	$46,000	$2,075

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

The following is a summary of information pertaining to our TDRs:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming TDRs	$3,983	$5,013
Performing TDRs:
Commercial	2,677	2,942
Commercial real estate	15,851	17,499
Residential	7,320	7,537
Consumer	110	175
Total performing TDRs	25,958	28,153
Total TDRs	$29,941	$33,166

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Nine Months ended September 30, 2015

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	4	$448	$448	1	$243	$128
Residential	7	851	811	2	268	268
Commercial	1	60	60	—	—	—
Consumer	3	14	14	—	—	—
Total	15	$1,373	$1,333	3	$511	$396

During the nine months ended September 30, 2015, fifteen loans were modified that were considered to be TDRs. Term concessions only were granted for four loans; payment deferrals only were granted for four loans; interest concessions only were granted for one loan; term and payment deferrals were granted for four loans; and term, payment deferrals and interest concessions were granted for two loans.

For the Three Months ended September 30, 2015

(Dollars in thousands)

	TDRs that are in compliance
	with the terms of the agreement			TDRs that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	2	$202	$202	—	$—	$—
Residential	2	223	223	1	116	116
Commercial	—	—	—	—	—	—
Consumer	2	4	4	—	—	—
Total	6	$429	$429	1	$116	$116

During the quarter ended September 30, 2015, six loans were modified that were considered to be TDRs. Term concessions only were granted for two loans; payment deferrals only were granted for three loans; and interest concessions only were granted for one loan.

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

During the nine months ended September 30, 2014, 32 loans were modified that were considered to be TDRs. Term concessions were granted for 15 loans, payment deferrals were granted for four loans, both term concessions and payment deferrals were granted for three loans, principal was forgiven for five loans, term and interest concessions were granted for two loans and other concessions were granted for three loans.

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

During the quarter ended September 30, 2014, 20 loans were modified that were considered to be TDRs. Term concessions were granted for seven loans, payment deferrals were granted for two loans, both term concessions and payment deferrals were granted for one loan, principal was forgiven for five loans, term and interest concessions were granted for two loans and other concessions were granted for three loans.

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Commitments to extend credit	$24,047	$27,017
Standby letters of credit	242	247

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the periods ended September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of period	$19,501	$24,972
Additions	4,058	2,183
Sales	(4,865)	(7,337)
Write-downs	(184)	(317)
Balance, end of period	$18,510	$19,501

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at September 30, 2015:

Advance	Advance	Advance	Maturing
Type	Amount	Rate	On

Convertible Advance	$2,000	3.60%	9/4/18
Convertible Advance	5,000	3.45%	9/10/18
Convertible Advance	5,000	2.95%	9/18/18
Fixed Rate	5,000	3.86%	8/20/19
	$17,000

As of September 30, 2015, we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At September 30, 2015, the Company had pledged as collateral for FHLB advances approximately $3.4 million of one-to-four family first mortgage loans, $1.9 million of commercial real estate loans, $4.1 million in home equity lines of credit and $16.3 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $10.7 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of September 30, 2015, scheduled principal reductions include $12.0 million in 2018 and $5.0 million in 2019.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES - continued

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $852 thousand as of September 30, 2015. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising this capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay this interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. If the trustee or the holders of the trust preferred securities demand immediate payment in full of the entire principal and unpaid interest amounts of the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.6 million as of September 30, 2015.

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock. The amount of each of the Company’s quarterly dividend payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of September 30, 2015, the Company had $4.3 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 19 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the Treasury’s request and a representative of Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2016 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of September 30, 2015, the Bank was classified as “significantly undercapitalized;” therefore, it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

At September 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Losses in prior years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,239)	(3.75)%	$21,862	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,239)	(3.75)%	$10,931	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,239)	(2.55)%	$16,050	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$15,666	5.63%	$22,257	8.00%	$27,821	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$12,169	4.37%	$16,693	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$12,169	3.04%	$16,038	4.00%	$32,076	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$12,169	4.37%	$12,520	4.50%	N/A	N/A

December 31, 2014
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$23,031	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,402)	(3.61)%	$11,516	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,402)	(2.36)%	$17,614	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$14,533	5.05%	$23,008	8.00%	$28,760	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$10,911	3.79%	$11,504	4.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$10,911	2.53%	$17,255	4.00%	$34,510	8.00%

(1) Minimum capital amounts and ratios presented as of September 30, 2015 and December 31, 2014, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of September 30, 2015 and December 31, 2014, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – LOSS PER SHARE

(Dollars in thousands, except	Nine Months ended September 30,
per share amounts)	2015	2014

Basic loss per common share:

Net loss available to common shareholders	$(944)	$(1,327)

Weighted average common shares outstanding - basic	3,816,340	3,754,744

Basic loss per common share	$(0.25)	$(0.35)

Diluted loss per common share:

Net loss available to common shareholders	$(944)	$(1,327)

Weighted average common shares outstanding - basic	3,816,340	3,754,744

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,816,340	3,754,744

Diluted loss per common share	$(0.25)	$(0.35)

(Dollars in thousands, except	Three Months ended September 30,
per share amounts)	2015	2014

Basic loss per common share:

Net loss available to common shareholders	$(146)	$(1,052)

Weighted average common shares outstanding - basic	3,816,340	3,787,739

Basic loss per common share	$(0.04)	$(0.28)

Diluted loss per common share:

Net loss available to common shareholders	$(146)	$(1,052)

Weighted average common shares outstanding - basic	3,816,340	3,787,739

Incremental shares	—	—

Weighted average common shares outstanding - diluted	3,816,340	3,787,739

Diluted loss per common share	$(0.04)	$(0.28)

For the nine and three month periods ended September 30, 2015 and 2014, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

September 30, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$29,185	$29,185	$29,185	$—	$—
Securities available-for-sale	84,291	84,291	—	84,291	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans, net	214,961	215,114	—	—	215,114

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	167,100	167,100	167,100	—	—
Certificates of deposit	180,514	182,023	—	182,023	—
Repurchase agreements	1,119	1,119	—	1,119	—
Advances from the Federal Home Loan Bank	17,000	17,115	—	17,115	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$24,047	n/a
Standby letters of credit	242	n/a

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. At September 30, 2015 and December 31, 2014, impaired loans were evaluated based on either the fair value of the collateral or net present value of the expected cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. The fair value of Impaired Loans is generally based on judgment and therefore classified as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of foreclosed assets is generally based on judgment and therefore is classified as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended September 30, 2015 and December 31, 2014, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Government sponsored enterprises	$36,196	$—	$36,196	$—
Mortgage-backed securities	46,853	—	46,853	—
Obligations of state and local governments	1,242	—	1,242	—
Total	$84,291	$—	$84,291	$—

December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2015 and December 31, 2014.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Impaired loans, net of valuation allowance	$32,946	$—	$—	$32,946
Other real estate owned	18,510	—	—	18,510
Total	$51,456	$—	$—	$51,456

December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2015, impaired loans were evaluated based on either the fair value of the collateral or net present value of the expected cash flows. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	September 30,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$2,565	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.47%)

Commercial real estate	20,711	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-32.33%
		Flows	Independent quotes	(10.47%)

Residential	9,543	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	1.62%-44.41%
		Flows	Independent quotes	(10.17%)

Consumer	127	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

Other real estate owned	18,510	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At September 30, 2015, the Company is party to several court actions and investigations as discussed in detail in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2015, as compared to the three and nine month periods ended September 30, 2014, and also analyzes our financial condition as of September 30, 2015 as compared to December 31, 2014. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the nine months ended September 30, 2015, the Company had net income of $163 thousand compared to a net loss of $512 thousand for the nine months ended September 30, 2014. The increase in earnings was attributable to the gain recognized on the sale of our Socastee, Windy Hill, and Carolina Forest branches as discussed below under “Financial Condition” and lower noninterest expenses offset by a reduction in net interest income.

Total assets at September 30, 2015 were $378.5 million, a decrease of $43.1 million from $421.6 million at December 31, 2014. Proceeds received from sales of securities available-for-sale and repayments of loans receivable were offset by decreases in deposits. Time deposits decreased $40.3 million during the first nine months of 2015. Additionally, decreases in loans, premises and equipment and deposits were all partially attributable to the sale of branches.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2015 and 2014

The Company experienced a decrease of $1.8 million in total interest income for the nine months ended September 30, 2015. A decrease in interest, including fees, on our loan portfolio of $1.3 million, or 12.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 combined with a decrease in interest income on our securities available-for-sale of $495 thousand contributed to the decrease. Declines in rates and volume resulted in a decrease to total interest expense of $383 thousand, or 10.2%, for the nine month period in 2015 compared to the nine month period in 2014. Net interest income decreased $1.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the nine month period ended September 30, 2015. A provision of $750 thousand was recognized for the nine month period ended September 30, 2014.

Noninterest income increased $756 thousand to $2.7 million for the nine months ended September 30, 2015 as compared to $2.0 million for the nine months ended September 30, 2014. During the third quarter of 2015, the Company recognized a gain of $736 thousand on the sale of three branches which is discussed below under “Financial Condition”. Other contributing factors included an increase in gains on sales of available-for-sale securities of $106 thousand. During the nine months ended September 30, 2015, gains on sales of available-for-sale securities totaled $232 thousand compared to $126 thousand during the same period in 2014.

Noninterest expense decreased from $10.1 million for the nine months ended September 30, 2014 to $9.6 million for the nine months ended September 30, 2015 primarily due to lower net costs of operations of other real estate owned and lower FDIC insurance premiums.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Results of Operations for the Three Months ended September 30, 2015 and 2014

Net income for the three months ended September 30, 2015 was $368 thousand compared to a net loss of $755 thousand for the three months ended September 30, 2014. The increase in earnings was attributable to the gain recognized on the sale of Socastee, Windy Hill, and Carolina Forest branches and lower provision for loan loss expense offset by a slight reduction in net interest income.

Interest income decreased $383 thousand for the quarter ended September 30, 2015 when compared the same period in 2014. Lower rates and lower volume contributed to the reduction. Interest expense decreased by $103 thousand for the quarter ended September 30, 2015 when compared to the same period in 2014. Net interest income decreased by $280 thousand for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

No provision for loan losses was considered necessary for the quarter ended September 30, 2015. A provision of $750 thousand was recorded for the quarter ended September 30, 2014.

Noninterest income for the three months ended September 30, 2015 was $1.3 million compared to $637 thousand for the three months ended September 30, 2014. During the third quarter of 2015, the Company recognized a gain of $736 thousand on the sale of three branches.

For the three months ended September 30, 2015, noninterest expense was $3.5 million compared to $3.4 million for the three months ended September 30, 2014.

FINANCIAL CONDITION

Branch Sale

On August 7, 2015, the Bank sold its Socastee, Windy Hill, and Carolina Forest branches, decreasing premises and equipment by $3.9 million, loans by $5.7 million and deposits by $34.2 million. The sale resulted in a net gain of $736 thousand which is included in noninterest income on the statement of operations. Details of the sale are as follows (in thousands):

Assets
Cash	$23,766
Loans receivable	5,728
Premises and equipment	3,877
Reduction to assets	33,371
Liabilities
Transaction and savings deposits	20,866
Time deposits	13,370
Accrued interest payable	8
Other accrued liabilities	30
Reduction to liabilities	34,274
Expenses
Data processing, sales analysis	167
Net gain on sale of branches	$736

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of September 30, 2015 and December 31, 2014, all securities were classified as available-for-sale.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Investment Portfolio - continued

The portfolio of available-for-sale securities decreased $22.4 million, or 21.0%, from $106.7 million at December 31, 2014 to $84.3 million at September 30, 2015. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2015.

September 30, 2015 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Fair
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$—	$6,000	$30,689	$36,689	$36,196
Mortgage backed securities	—	—	4,526	42,787	47,313	46,853
State and political subdivisions	—	—	621	604	1,225	1,242
Total	$—	$—	$11,147	$74,080	$85,227	$84,291

Weighted average yields
Government sponsored enterprises	—%	—%	2.59%	2.84%
Mortgage backed securities	—%	—%	1.98%	2.01%
State and political subdivisions	—%	—%	2.56%	4.12%
Total	—%	—%	2.34%	2.37%	2.37%

					Amortized	Fair
December 31, 2014 (in thousands)					Cost	Value
Investment securities
Government sponsored enterprises					$40,952	$40,082
Mortgage backed securities					65,328	65,348
States and political subdivisions					1,239	1,244
Total					$107,519	$106,674

Loan Portfolio

The Company experienced a decline in its loan portfolio of $15.6 million during the nine months ended September 30, 2015, $5.7 million of which was included in the previously discussed branch sale. The following table sets forth the composition of the loan portfolio by category as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Real estate:
Commercial construction and land development	$28,443	$31,470
Other commercial real estate	74,391	82,382
Residential construction	2,391	2,838
Other residential	75,423	81,730
Commercial and industrial	34,070	30,894
Consumer	5,264	6,229
	$219,982	$235,543

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.1% of our loan portfolio at September 30, 2015. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 15.5% and 2.4% of the loan portfolio, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

Risk Elements

The recent downturn in general economic conditions has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit has been extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of September 30, 2015.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $11.8 million or 5.0% of total loans at the end of 2014 compared to nonperforming loans at September 30, 2015 of $6.8 million or 3.1% of total loans. At September 30, 2015, nonperforming assets were $25.3 million compared to $31.3 million at December 31, 2014. As a percentage of total assets, nonperforming assets were 6.7% and 7.4% as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes nonperforming assets:

	September 30,	December 31,
Nonperforming Assets	2015	2014
(Dollars in thousands)
Nonaccrual loans	$6,792	$11,661
Loans past due 90 days or more and still accruing interest	—	170
Total nonperforming loans	6,792	11,831
Other real estate owned	18,510	19,501
Total nonperforming assets	$25,302	$31,332

Nonperforming assets to total assets	6.68%	7.43%
Nonperforming loans to total loans	3.09%	5.02%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

We identify impaired loans through our normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less any selling costs, if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs), an impairment is recognized by establishing or adjusting an existing allocation of the allowance, or by recording a partial charge-off of the loan to its fair value. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve, if any.

Impaired loans are valued based on the net present value of expected cash flows discounted at the loan’s effective interest rate or based on the lower of cost or market value of the underlying collateral, less any selling costs. Market values were obtained on collateral-dependent loans using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2015, the recorded investment in impaired loans was $34.4 million compared to $41.4 million at December 31, 2014.

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

At September 30, 2015, the principal balance of TDRs totaled $29.9 million. Of these restructured loans, $25.9 million were performing as expected under the new terms and $4.0 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral or expected cash flows. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

A rollforward of TDRs for the nine months ended September 30, 2015 and for the year ended December 31, 2014 is presented below:

	September 30,	December 31,
TDRs	2015	2014
(Dollars in thousands)
Balance, beginning of period	$33,166	$31,453
New TDRs and advances	1,367	9,617
Repayments	(1,956)	(6,602)
Charged-off and foreclosed TDRs	(2,636)	(1,302)
Balance, end of period	$29,941	$33,166

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

At September 30, 2015, the allowance for loan losses was $5.0 million or 2.28% of total loans compared to $6.2 million and $5.8 million or 2.53% and 2.46% of total loans as of September 30, 2014, and December 31, 2014, respectively. Reserves specifically set aside for impaired loans of $1.5 million, $1.7 million and $1.9 million were included in the allowance as of September 30, 2015 and 2014 and December 31, 2014, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(Dollars in thousands)	September 30,	September 30,	December 31,
	2015	2014	2014
Total loans outstanding at end of period	$219,982	$245,582	$235,543

Allowance for loan losses, beginning of period	$5,787	$9,443	$9,443

Charge offs:
Real estate	(1,358)	(5,060)	(5,620)
Commercial	(458)	(391)	(1,068)
Consumer	(57)	(295)	(343)
Total charge-offs	(1,873)	(5,746)	(7,031)

Recoveries of loans previously charged off	1,107	1,767	2,314
Net charge-offs	(766)	(3,979)	(4,717)
Provision charged to operations	—	750	1,061
Allowance for loan losses at end of period	$5,021	$6,214	$5,787

Ratios:
Allowance for loan losses to loans at end of period	2.28%	2.53%	2.46%
Net charge-offs to allowance for loan losses	15.26%	64.03%	81.51%
Net charge-offs to provisions for loan losses	n/a	530.53%	444.58%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance
September 30, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

December 31, 2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

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

Capital Resources

Shareholders’ deficit remained relatively unchanged at a deficit of $11.2 million for both December 31, 2014 and September 30, 2015. Net income of $163 thousand was offset by an increase in unrealized losses of $91 thousand on our available-for-sale securities which are included in accumulated other comprehensive loss.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
The Company
Tier 1 capital	$(10,239)	$(10,402)
Tier 2 capital	—	—
Total qualifying capital	$(10,239)	$(10,402)

Risk-adjusted total assets
(including off-balance sheet exposures)	$273,281	$287,892

Tier 1 risk-based capital ratio	(3.75)%	(3.61)%
Total risk-based capital ratio	(3.75)%	(3.61)%
Tier 1 leverage ratio	(2.55)%	(2.36)%

The Bank
Common equity Tier 1 capital	$12,169	n/a

Tier 1 capital	$12,169	$10,911
Tier 2 capital	3,497	3,622
Total qualifying capital	$15,666	$14,533

Risk-adjustment total assets
(including off-balance sheet exposures)	$278,214	$287,598

Common equity Tier 1 capital ratio	4.37%	n/a
Tier 1 risk-based capital ratio	4.37%	3.79%
Total risk-based capital ratio	5.63%	5.05%
Tier 1 leverage ratio	3.04%	2.53%

At September 30, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over prior years have adversely impacted our capital. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. In addition, the Consent Order required us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

Approximately $6.6 million in capital would return the Bank to “adequately capitalized” and $19.9 million in capital would return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of September 30, 2015. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital ratios with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay our outstanding senior equity and debt securities, including the Series T Preferred Stock issued to the U.S. Treasury under the CPP, the trust preferred securities that we have issued, and our 2010 subordinated promissory notes. At September 30, 2015, the amount of these outstanding senior securities was $30.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. As noted above, we have entered into a Settlement Agreement with respect to the subordinated debt notes as part of an overall recapitalization of the Company, which would include at least $30 million in new capital. Please refer to Note 1 – “Organization and Significant Accounting Policies” located in the notes to our consolidated financial statements. There are no assurances that we will be able to raise this capital and complete this recapitalization.

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

The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015, resulted in a net gain of $736 thousand and a slight increase in the Bank’s capital ratios. Nevertheless, the Bank remains undercapitalized and continues to examine other methods to increase its capital ratios.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

ACCOUNTING AND FINANCIAL REPORTING ISSUES– continued

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

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 19 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. At September 30, 2015, total accrued interest equaled $852 thousand. If the Company is not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by March 2016, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $6.0 million. The trust preferred securities are junior to the subordinated notes, so even if a default is declared the trust preferred securities cannot be repaid prior to repayment of the subordinated notes. However, if the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

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

Cash and federal funds sold are the Bank’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. As of September 30, 2015, the Bank had approximately $29.2 million of cash and cash equivalents. The investment securities portfolio is the Bank’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Bank’s primary source of funds for credit activities. Although not historically used as principal sources of liquidity, federal funds purchased from correspondent banks and advances from the FHLB are other options available to management. Management believes that the Bank’s liquidity sources will enable it to successfully meet its long-term operating needs.

As of September 30, 2015, the Bank had no unused lines of credit to purchase federal funds; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. Unpledged securities available-for-sale totaled $49.7 million at September 30, 2015. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of September 30, 2015, commitments to extend credit totaled $24.0 million and standby letters of credit totaled $242 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The complaint names as defendants the Company, the Bank and current and former employees, officers and members of the Board of Directors of the Company and the Bank. The complaint alleges that the plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes, that the Bank breached its promise to loan the plaintiffs up to 90% of the amount that the plaintiffs would invest in the subordinated notes offering, and that the defendants made false representations about the financial condition of the Bank and Company. The complaint seeks actual damages, consequential damages, punitive damages, pre-judgment and post-judgment interest, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees and costs. The Court granted defendants’ motions to stay the litigation and compel arbitration, which proceedings were held in March 2015. At the conclusion of the arbitration proceedings, 17 of the initial 20 individual defendants had been dismissed through summary judgment or directed verdict motions. By order dated May 15, 2015, the arbitration panel ruled in favor of the remaining Defendants and denied any recovery to Plaintiffs. Plaintiffs have filed a “notice of appeal” with the state court and that action is still pending. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings-continued

•	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties have completed their briefing and it is expected this matter will be heard in the first quarter of 2016 by the South Carolina Court of Appeals. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank have provided all documents and information requested by the Attorney General to date. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

•	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Mr. Snyder, on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes, sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry (Case No. 2014-CP-26-0204). An amended complaint was then filed by Mr. Snyder and two other subordinated debt purchasers, Acey Livingston and Mark Josephs. The plaintiffs are seeking an unspecified amount of damages resulting from wrongful conduct associated with purchases of the subordinated debt notes, including fraud, violation of state securities statutes, and negligence. All outside director Defendants have been voluntarily dismissed from the lawsuit and the remaining Defendants filed timely motions to dismiss, which are still pending. Before the motions were heard, the parties agreed to terms of a proposed settlement that would resolve all claims asserted by the plaintiffs and the proposed class of subordinated debt holders. By order dated September 21, 2015, the court preliminarily approved the proposed settlement of claims. A final hearing on the proposed settlement has been scheduled for November 23, 2015. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings-continued

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The Plaintiff recently dismissed the case without prejudice and re-filed a new action naming the Bank and Company, as well as the Plaintiff’s former outside accountant. Discovery is ongoing and a summary judgment motion will be filed in the coming weeks. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2015, the Company completed a private placement to a director of the Company pursuant to which the Company issued a total of 30,000 shares of its common stock at $0.20 per share for an aggregate cash consideration of $6,000. Proceeds from this offering will be used by the Company for general corporate purposes and working capital, including to satisfy outstanding transfer agent, corporate printing, and legal and accounting fees and expenses.

The private placement was conducted in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The shares may not be offered or sold in the United States absent registration or exemption from registration under the Securities Act and any applicable state securities laws.

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

Date: November 13, 2015	By:	/s/ JAMES R. CLARKSON
James R. Clarkson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Settlement Agreement, effective as of September 16, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2015.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-68-