Form 10-K
period 2015-12-31
HCSB FINANCIAL CORP
filed 2016-03-30
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-26995

HCSB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1079444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3640 Ralph Ellis Boulevard	29569
Loris, South Carolina	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (843) 756-6333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2015 was $540,084. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

There were 3,846,340 shares of the registrant’s common stock outstanding on March 28, 2016.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A - Risk Factors and the following:

●	our ability to close the recapitalization, including the private placement transaction and the repurchase of our outstanding Series T Preferred Stock (as defined below), trust preferred securities, and subordinated promissory notes;
●	our ability to complete the $3 million public offering to our existing shareholders and other certain investors following the closing of the recapitalization;
●	reduced earnings due to higher credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	our ability to comply with the Consent Order (as defined below) and the Written Agreement (as defined below) with our regulatory authorities and the potential for regulatory actions if we fail to comply;
●	our ability to maintain appropriate levels of capital, including levels of capital required by our higher individual minimum capital ratios and under the capital rules implementing Basel III;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;

●	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

●	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

●	significant increases in competitive pressure in the banking and financial services industries;
●	changes in the interest rate environment which could reduce anticipated margins;
●	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	changes occurring in business conditions and inflation;
●	changes in deposit flows;
●	changes in technology;
●	our current and future products, services, applications and functionality and plans to promote them;
●	changes in monetary and tax policies;
●	the rate of delinquencies and amount of loans charged-off;
●	the rate of loan growth and the lack of seasoning of our loan portfolio;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities;
●	changes in accounting policies and practices;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes in the securities markets; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business.

General Overview

HCSB Financial Corporation (the “Company”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”). The Bank is a state chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry County in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 8 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs, as well as a broad range of non-deposit investment services. In addition, we offer a variety of loan products designed for consumers, businesses and farmers. As of December 31, 2015, we had total assets of $361.5 million, net loans of $204.8 million, deposits of $330.8 million and shareholders’ deficit of $12.3 million.

Recent Developments

Stock Purchase Agreement with Certain Institutional and Accredited Investors

As previously disclosed, on March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”) and certain other institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to issue shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $0.10 per share, and shares of a new series of convertible perpetual non-voting preferred stock, Series A, par value $0.01 per share, at a purchase price of $10.00 per share (the “Series A Preferred Stock”). Prior to the closing of the private placement transaction, the Company intends to file articles of amendment to the Company’s articles of incorporation setting forth the rights, preferences, and privileges of the Series A Preferred Stock. The private placement transaction is subject to closing conditions, including receipt of necessary regulatory approvals or nonobjections for the repurchase or redemption of the Company’s Series T Preferred Stock, trust preferred securities, and subordinated promissory notes in each of the transactions described below.

Prior to closing, the Company and the Investors will enter into a registration rights agreement under which the Company will agree to file a registration statement with the SEC to register for resale the shares of common stock and Series A Preferred Stock issued in the private placement transaction, as well as the shares of common stock and non-voting common stock into which the Series A Preferred Stock will be convertible and shares of common stock into which the non-voting common stock will be convertible. The Company is obligated to file the registration statement no later than the first anniversary after the closing of the private placement transaction.

In addition, prior to closing, Castle Creek and certain other investors named in the stock purchase agreement will enter into side letter agreements with the Company, pursuant to which (i) Castle Creek and RMB Capital Management, LLC (“RMB”) will be entitled to have one representative appointed to the Company’s board of directors, and (ii) EJF Sidecar Fund, Series LLC – Series E and Strategic Value Investors, LP will be entitled to have one representative attend all meetings of the Company’s board of directors as a nonvoting observer, in each case for so long as these entities, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of the Company’s common stock (or, with respect to Castle Creek and RMB, 50% or more of their respective purchased shares). In addition, the Company agreed to reimburse Castle Creek’s legal fees incurred in connection with its participation in the private placement transaction.

The Company anticipates that the private placement transaction will close in April 2016. Following the closing of the private placement transaction, the Company intends to conduct a $3 million registered public offering to our existing shareholders and other certain investors on the same terms as in the private placement transaction.

Securities Purchase Agreement with the United States Department of the Treasury

On February 29, 2016, the Company entered into a securities purchase agreement with the United States Department of the Treasury (the “U.S. Treasury”), pursuant to which the Company will repurchase all 12,895 shares of its outstanding fixed rate cumulative perpetual preferred stock, series T (the “Series T Preferred Stock”), for $128,950, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S. Treasury not to exceed $25,000. The U.S. Treasury also agreed to waive any and all unpaid dividends on the Series T Preferred Stock and to cancel its warrant to purchase 91,714 shares of the Company’s common stock, which had an exercise price of $21.09 per share (the “CPP Warrant”). The securities purchase agreement is subject to closing conditions, including the closing of the private placement transaction and regulatory approval of the transaction. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

Securities Purchase Agreement with the Alesco Preferred Funding VI LTD

On February 29, 2016, the Company entered into a securities purchase agreement with Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company will repurchase all of its floating rate trust preferred securities issued through its subsidiary, HCSB Financial Trust I, for an aggregate cash payment of $600,000, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25,000. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. The securities purchase agreement is subject to closing conditions, including regulatory approval of the transaction. Alesco has the right, but not the obligation, to terminate the securities purchase agreement in the event that any closing condition is not satisfied within 45 days of the date of the securities purchase agreement. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004 (the “Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. Receipt of this notice of default from the trustee does not affect the Company’s plans to repurchase the trust preferred securities under the securities purchase agreement.

Under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or Alesco, as the holder of not less than 25% of the trust preferred securities outstanding, declares such amounts due and payable by written notice to the Company. To date, the Company has not received such written notice from the trustee or Alesco. As of March 16, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million.

Final Approval of the Class Action Settlement Agreement with the Subordinated Debt Holders

On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement between the Company, the Bank, James R. Clarkson, Glenn Raymond Bullard, Ron Lee Paige, Sr., and Edward Lewis Loehr, Jr., the President and Chief Executive Officer, former Senior Executive Vice President, Executive Vice President, and Chief Financial Officer of the Company and the Bank, respectively, and Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated debt notes. The plaintiffs had previously filed a class action lawsuit seeking an unspecified amount of damages resulting from alleged wrongful conduct associated with purchases of the Company’s subordinated debt notes, including fraud, violation of state securities statutes, and negligence.

The Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, in exchange for a full and complete release of all claims that were asserted or could have been asserted in the class action lawsuit. The Company will also separately pay the approved attorneys’ fees, costs, and expenses of class counsel up to an aggregate of $250,000. The Company must receive the necessary regulatory approvals or nonobjections before any payments may be made from the settlement fund. Assuming these regulatory approvals or nonobjections are received, the Company anticipates that it will fund the settlement fund promptly following the closing of the private placement transaction.

Changes to our Management Team and Board of Directors

In connection with the comprehensive recapitalization of the Company and the Bank, on March 3, 2016, the board of directors of the Company announced that it has agreed to appoint Jan H. Hollar as the chief executive officer and a director of the Company and the Bank, effective as of the closing of the private placement transaction. On February 29, 2016, the Company and the Bank entered into an employment agreement, which will become effective upon the closing of the private placement transaction, pursuant to which Ms. Hollar will assume this role.

Effective as of February 26, 2016, W. Jack McElveen, Jr. was appointed as chief credit officer of the Bank, to replace Glenn R. Bullard, who retired from his position as the Company’s and the Bank’s Senior Executive Vice President and Chief Credit Officer.

We currently have six directors serving on the boards of each of the Company and the Bank, with one vacant seat on each board.  Our board members include Michael S. Addy, D. Singleton Bailey, Clay D. Brittain, III, James R. Clarkson, Tommie W. Grainger, and Gwyn G. McCutchen.  Following the closing of the private placement transaction, we anticipate having a board of directors of seven directors for each of the Company and the Bank, including three of the existing directors, Ms. Hollar, a director appointed by Castle Creek, and two directors appointed or recommended by other investors.  Prior regulatory approval must be obtained prior to the appointment of any new director.

Regulatory Matters

Consent Order. As a result of the Great Recession, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”) on February 10, 2011, which, among other things, requires the Bank to achieve and maintain total risk based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets and to seek to sell or merge the Bank if it cannot satisfy or maintain the requisite capital. In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order.

Since 2011, the Company has attempted to raise capital in order to satisfy the Consent Order and has also sought other alternative options to improve the Bank’s financial condition, which has included significantly reducing expenses, shrinking the size of the Bank, selling assets, and exploring potential merger partners. We believe that we are currently in substantial compliance with the Consent Order except for the requirement to increase the Bank’s capital ratios to levels noted above and that, upon the closing of the private placement transaction and the downstreaming of the additional capital to the Bank, we will be in substantial compliance with all of the terms of the Consent Order. Nevertheless, we do not expect to be released from the Consent Order until completion of a full examination cycle following the closing of the private placement transaction, which may take 12 to 18 months. There can be no assurances that this will happen or that the Consent Order will be lifted in a timely manner if we do satisfy its requirements upon the closing of this private placement transaction. Until the Consent Order is lifted, we will be subject to limits on our growth and on hiring additional personnel, among other restrictions. See Note 2 to our Financial Statements included in this Annual Report for more discussion of the Consent Order.

Written Agreement. Following the Consent Order, on May 9, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond. The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and contains provisions similar to those in the Consent Order. We believe we are currently in substantial compliance with the Written Agreement. See Note 2 to our Financial Statements included in this Annual Report for more discussion of the Written Agreement.

In addition, the Federal Reserve Bank of Richmond has informed the Company that it is required to repay two notes to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to these loans. The first note was originated on May 23, 2013 in the amount of $435,461 and accrued interest at prime. The second note originated on December 31, 2013 in the amount of $1,209,699 and also accrued interest at prime. The Company anticipates making a payment of approximately $1.8 million to the Bank shortly following the closing of the recapitalization.

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Annual Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its report dated March 30, 2016, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders, subordinated debt holders, and other securities holders will likely lose all of their investment in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2-“Regulatory Matters, Going Concern Considerations and Recent Developments” to our Consolidated Financial Statements of this Annual Report.

Our Strategic Plan

As a response to the Great Recession and the terms of the Consent Order and the Written Agreement, we adopted a new strategic plan, which included searching for additional capital or a potential merger partner, as well as taking steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality. Nevertheless, the Company lost $29.0 million for the year ended December 31, 2011 and $9.5 million for the year ended December 31, 2012. However, in 2013, the Company’s financial position finally began to stabilize, and for the year ended December 31, 2013, the Company recorded net income of $1.8 million and posted a net loss of only $291,000 for the year ended December 31, 2014. As of December 31, 2015, our total assets had decreased to $361.5 million, with net loans of $204.8 million, deposits of $330.8 million, and shareholders’ deficit of $12.3 million, and for the year ended December 31, 2015, we recorded a net loss before preferred dividends of $246,000.

We believe the stabilization of our financial condition and the improving economy in the Myrtle Beach area helped position us to attract a substantial amount of new capital as part of a comprehensive recapitalization plan, and as described above, we have entered into a stock purchase agreement with Castle Creek and the Investors, pursuant to which we expect to raise a total of $45 million in new capital through the private placement transaction, and into the repurchase agreements with the U.S. Treasury and Alesco, pursuant to which we will repurchase our outstanding Series T Preferred Stock and trust preferred securities at substantial discounts. We have also received final court approval of the class action settlement agreement, pursuant to which we will redeem our outstanding subordinated promissory notes at a substantial discount. The closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for the repurchase or redemption of the Series T Preferred Stock, trust preferred securities, and subordinated promissory notes. We currently expect the private placement transaction will close in April 2016, although there can be no assurances that we will receive the necessary regulatory approvals or nonobjections and be able to close the transaction.

Following the closing of the private placement transaction, we will particularly focus on growth opportunities in the Myrtle Beach area. Three of our eight branches are located along the Atlantic coastline in the Myrtle Beach market area, and as of June 30, 2015, the most recent date for which FDIC deposit market share data is available, total deposits in Horry County were approximately $5.4 billion, an increase of approximately 6.4% from $5.1 billion as of June 30, 2014. At June 30, 2015, the Bank’s deposits represented 7.1% of the market, a decrease from 8.3% at June 30, 2014.

Following the closing of the private placement transaction, we also intend to evaluate various alternatives for liquidating or otherwise resolving our classified loans, which could include a potential sale of a substantial amount of our classified and most risky assets. A substantial portion of the proceeds of the private placement transaction will be downstreamed as additional capital to the Bank, returning the Bank’s capital ratios above those required by the Consent Order even after taking into account the anticipated losses we believe would result if we were to conduct a bulk sale of classified assets.

We will also continue to comply with the terms of the Consent Order and the Written Agreement. We believe that, upon the closing of the private placement transaction and the downstreaming of the additional capital to the Bank, we will be in substantial compliance with all of the terms of the Consent Order and the Written Agreement. In addition, if we were to conduct a bulk sale of classified assets, such sale may further reduce our risk profile and help position us for release from the Consent Order and Written Agreement. Nevertheless, we do not expect to be released from the Consent Order or the Written Agreement until completion of a full examination cycle following the closing of the offering, which may take 12 to 18 months. Until this time, we will be subject to limits on our growth and on hiring additional personnel.

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

Lending Activities

Presented below are our general lending activities. In accordance with the Bank’s efforts to restructure the balance sheet since entering into the Consent Order, the Bank has strictly limited any new lending, particularly with respect to commercial real estate loans. If we are able to close the private placement transaction, we intend to resume our lending efforts while maintaining a conservative approach.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 84.2% of our loan portfolio at December 31, 2015. Residential real estate loans were 35.9% of the portfolio. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property and consist of commercial real estate loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

Due to concerns regarding the economic recession and our concentration of commercial real estate loans, we have focused on reducing the level of these types of loans in our portfolio over the last several years and will maintain a conservative lending strategy toward these types of loans if we are able to close the private placement transaction. Commercial real estate loans totaled $101.3 million, or 48.3% of the portfolio, at December 31, 2015, $30.5 million of which were construction and development type loans. Construction and development loans are secured by the real estate for which construction is planned.

Commercial Loans. At December 31, 2015, approximately 10.1% of our loan portfolio consisted of commercial loans not including agricultural loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans. Consumer loans made up approximately 2.5% of our loan portfolio at December 31, 2015. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles, recreational boats and small recreational vehicles are often pledged as collateral on secured consumer loans.

Agricultural Loans. Approximately 3.2% of our loan portfolio consisted of agricultural loans at December 31, 2015. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Underwriting Procedures, Collateral, and Risk. Although we have generally restricted new lending while we have focused on restoring the Bank’s financial condition, if we are able to close the private placement transaction, we intend to resume our lending efforts while remaining attentive to disciplined underwriting practices and prudent credit risk management.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit. These limits increase or decrease as our capital increases or decreases. Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. If we are able to complete the recapitalization, our lending limits will increase and enable us to better meet the needs of our loan customers.

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

Location and Service Area

Our primary markets include Horry County, South Carolina and the southern portions of Columbus and Brunswick Counties, North Carolina. Many of the banks in these areas are branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we can fill. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses, individuals, and farmers.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2015, there were 21 financial institutions operating in Horry County, South Carolina, 12 financial institutions operating in Brunswick County, North Carolina, and 6 financial institutions operating in Columbus County, North Carolina.

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

Employees

As of March 23, 2016, we had 90 full-time employees. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Legislative and Regulatory Developments

Although the financial crisis has now passed, two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

●	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of non-bank financial companies;

●	Granting new authority to the FDIC as liquidator and receiver;

●	Changing the manner in which deposit insurance assessments are made;

●	Requiring regulators to modify capital standards;

●	Establishing the Consumer Financial Protection Bureau (the “CFPB”);

●	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions;

●	Imposing more stringent requirements on mortgage lenders; and

●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Bank is required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve, and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. A financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (the “CRA”) (discussed below).

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that an investor generally will not be viewed as having a controlling influence over a bank holding company when the investor holds, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such investor’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For additional information, see the section below entitled “Horry County State Bank— Prompt Corrective Action.”

Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in the section entitled “Horry County State Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC and the other federal banking regulatory agencies also have issued standards for all insured depository institutions relating, among other things, to the following:

●	internal controls;
●	information systems and audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate risk exposure; and
●	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.

●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.

●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

At December 31, 2015, our Bank was “significantly undercapitalized” under the capital requirements as set per bank regulatory agencies. However, as discussed above, on March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other investors pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to use the net proceeds of the private placement transaction to, among other things, recapitalize the Bank and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Consent Order. The closing of the private placement transaction is subject to the receipt of necessary regulatory approvals or nonobjections for the repurchase or redemption of the Series T Preferred Stock, trust preferred securities, and subordinated promissory notes.

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

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Finance Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2015, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

●	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	the Electronic Funds Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

USA PATRIOT Act/Bank Secrecy Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Privacy, Data Security, and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2015 equaled 1.45 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

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

Risks Related to Our Business

We have an immediate need to raise capital, and there can be no assurance that the recently announced private placement will be completed on a timely basis, on anticipated terms, or at all.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Pursuant to the Consent Order, the Bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets. As of December 31, 2015, the Bank had Common Equity Tier 1 and Tier 1 capital of 4.67% of total risk-weighted assets, Total Risk-Based capital of 5.92% of total risk-weighted assets, and a leverage ratio of 3.28%. Consequently, as of December 31, 2015, the Bank is not in compliance with the minimum capital requirements established in the Consent Order and is designated as “significantly undercapitalized.” As a result, we have an immediate need to raise capital.

We have been seeking to raise additional capital or find a merger partner since the imposition of the Consent Order. On March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other Investors pursuant to which the Company expects to raise a total of $45 million in a private placement transaction. The Company intends to use the net proceeds of the private placement transaction to complete the repurchase and redemption of the Series T Preferred Stock, the trust preferred securities, and subordinated promissory notes, each as described above, and to recapitalize the Bank and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Consent Order. The closing of the private placement transaction is subject to closing conditions, including the receipt of necessary regulatory approvals or nonobjections for the repurchase and redemption of the Series T Preferred Stock, the trust preferred securities, and subordinated promissory notes.

We believe that following the closing of the recapitalization, we will be in a position to address the outstanding issues under the Consent Order and the Written Agreement, including increasing our minimum capital ratios to levels above the statutory definition of “well-capitalized.” At that point, we will ask the FDIC and the State Board to conduct an examination of the Bank and release us from the Consent Order and ask the Federal Reserve Bank of Richmond to release us from the Written Agreement. However, there can be no assurances that this will happen or that either the Consent Order or the Written Agreement will be lifted in a timely manner if we do satisfy its requirements upon the closing of such transactions. In addition, each of these transactions is subject to regulatory approval, and there can be no assurance that the Company will obtain these approvals or complete such transactions. If these transactions are not consummated as expected, the Company will again review all strategic alternatives available to it, including seeking a merger partner or raising additional capital, but it is unlikely that we would be successful in doing so. If we cannot close these transactions, find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders and our other securities holders will lose their investments in the Company.

We are subject to a Consent Order and a Written Agreement that require us to take certain actions and limit the actions we can take, and if we do not comply with the Consent Order and the Written Agreement, or if our condition continues to deteriorate, our Bank may be placed in a federal conservatorship or receivership by the FDIC which would cause our shareholders, our subordinated debt holders, and our other securities holders to lose their investments in the Company.

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

On May 9, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond. The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and contains provisions similar to those in the Bank’s Consent Order.

We believe that following the closing of the recapitalization, we will be in a position to address the outstanding issues under the Consent Order and the Written Agreement, including increasing our minimum capital ratios to levels above the statutory definition of “well-capitalized.” At that point, we will ask the FDIC and the State Board to conduct an examination of the Bank and release us from the Consent Order and ask the Federal Reserve Bank of Richmond to release us from the Written Agreement. However, there can be no assurances that this will happen or that either the Consent Order or the Written Consent will be lifted in a timely manner if we do satisfy its requirements upon the closing of such transactions. If the Bank were to fall to “critically undercapitalized,” then the FDIC would be required to place the Bank into conservatorship or receivership within 90 days of the Bank becoming critically undercapitalized, unless the FDIC determined that “other action” would better achieve the purposes of the FDIC’s prompt corrective action capital requirements. The Bank will be deemed to be critically undercapitalized if its leverage ratio falls below 2.0%. The Bank’s leverage ratio was 3.28% at December 31, 2015. If the Bank were to be taken into receivership, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company.

There is substantial doubt about our ability to continue as a going concern.

We have prepared the consolidated financial statements contained in this annual report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In its most recent report dated March 30, 2016, our independent registered public accounting firm stated that these uncertainties raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders, subordinated debt holders, and other securities holders will likely lose all of their investment in the Company.

As noted above, on March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other investors pursuant to which the Company expects to raise a total of $45 million in a private placement transaction. The closing of the private placement transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals or nonobjections for the repurchase or redemption of the Company’s Series T Preferred Stock, trust preferred securities, and subordinated promissory notes. The Company intends to use the net proceeds of the private placement transaction to complete the repurchases and redemptions and to recapitalize the Bank and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Consent Order. At that point, we will ask the FDIC and the State Board to conduct an examination of the Bank and release us from the Consent Order and ask the Federal Reserve Bank of Richmond to release us from the Written Agreement. However, there can be no assurances that this will happen or that either the Consent Order or the Written Agreement will be lifted in a timely manner if we do satisfy its requirements upon the closing of such transactions. In addition, each of these transactions is subject to regulatory approval, and there can be no assurance that the Company will obtain these approvals or complete the private placement transaction and the repurchases. If these transactions are not consummated as expected, the Company will again review all strategic alternatives available to it, including seeking a merger partner or raising additional capital, but it is unlikely that we would be successful in doing so. If we cannot close these transactions, find a merger partner, or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders and our other securities holders will lose their investments in the Company.

Our right to defer the payment of interest on our outstanding trust preferred securities expired on March 15, 2016 and the holders of our trust preferred securities can now declare the principal of such securities due, which could force us into involuntary bankruptcy.

As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We were permitted to defer these interest payments for up to 20 consecutive quarterly periods, although interest continued to accrue on the trust preferred securities and interest on such deferred interest also accrued and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, was due and payable at the end of the applicable deferral period, which was on March 15, 2016. At December 31, 2015, total accrued interest equaled $901 thousand, and total accrued interest as of March 15, 2016 was approximately $950 thousand.

On February 29, 2016, the Company entered into a securities purchase agreement with Alesco, pursuant to which the Company will repurchase all of its trust preferred securities for an aggregate cash payment of $600,000, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25,000. Alesco also agreed to forgive the accrued and unpaid interest on the trust preferred securities. The securities purchase agreement is subject to closing conditions, including the receipt of regulatory approval of the transaction. Alesco has the right, but not the obligation, to terminate the securities purchase agreement in the event that any closing condition is not satisfied within 45 days of the date of the securities purchase agreement. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction. However, if we are unable to close the repurchase in a timely manner, because, the Company is in default under the terms of the indenture related to the trust preferred securities, the trustee or Alesco, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable.

A notice of default was received from the trustee on March 16, 2016, on which the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million. The trust preferred securities are junior to the subordinated notes, so the trust preferred securities cannot be repaid prior to repayment of the subordinated promissory notes. A declaration of the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable by the trustee or Alesco could force us into involuntary bankruptcy.

We may lose a significant portion of our net operating loss carry-forwards.

As of December 31, 2015, we had a material amount of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Although we have established a valuation allowance against 100% of our deferred tax assets, these NOL carry-forwards would still be available to reduce future taxable income.  However, our use of our NOL carry-forwards would be limited under Section 382 of the Internal Revenue Code if we were to undergo a change in ownership under IRS rules of more than 50% of our capital stock over a three-year period.  These complex change of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including those arising from new stock issuances and other equity transactions. The private placement transaction has been structured by the parties to avoid being deemed a change in ownership under the IRS rules and the Company is continuing to work with its legal and accounting advisors to evaluate methods to preserve its deferred tax assets.  For instance, investors purchasing shares in the private placement transaction will be required to provide notice to Company prior to selling their shares at any time during the three years following the closing of this offering so that the Company can analyze whether the proposed sale could have an adverse tax impact on the Company.  Nevertheless, there is a risk that we will experience a change in ownership in connection with this offering.  If we experience an ownership change, the resulting annual limit on the use of our NOL carry-forwards could result in a meaningful increase in our federal and state income tax liability in future years.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2015, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, and other real estate owned) totaled $22.4 million, or 6.19% of total assets. At December 31, 2014, our nonperforming assets were $31.3 million, or 7.43% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, approximately 84.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2015, we had approximately $101.3 million in loans outstanding to borrowers in which the collateral securing the loan was commercial real estate, representing approximately 48.3% of our total loans outstanding as of that date. Approximately 33.0% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2015, we had 54 loans on nonaccrual status totaling approximately $8.7 million, and our allowance for loan loss was $4.6 million. For the year ended December 31, 2015, a provision for loan losses was not expensed compared to a provision expense of approximately $1.1 million for the year ended December 31, 2014. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments. As of December 31, 2015, we had no brokered deposits. Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We may need to find other sources of liquidity such as proceeds from Federal Home Loan Bank (the “FHLB”) advances and QwickRate CDs obtained via the Internet. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are significantly undercapitalized, we are required to pledge additional collateral for FHLB advances. Also, as of December 31, 2015, the Company has no approved federal funds lines of credit available from any correspondent bank.

We actively monitor the depository institutions that hold our due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash and due from banks among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

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

Following the closing of the private placement transaction, Jan H. Hollar will become our chief executive officer and will lead the recapitalized Company and Bank. Ms. Hollar brings extensive banking expertise to the Company and the Bank from her 37 years of experience in the financial services industry, having most recently served as executive vice president and chief financial officer of Yadkin Financial Corporation and Yadkin Bank (together, “Yadkin”) in Statesville, North Carolina from September 2009 until July 2014. Ms. Hollar had been hired by Yadkin in 2009 as part of the executive management team that was brought in to address the challenges facing Yadkin as a result of the Great Recession. Yadkin’s management team engineered a significant turn-around in Yadkin’s operations and executed a number of key strategic measures to position the company and the bank for future growth, including raising a significant amount of capital from institutional investors, redeeming or exchanging all of Yadkin’s outstanding TARP preferred stock, and cleaning up the balance sheet through the disposition of troubled assets. The board of directors believes that Ms. Hollar’s experience with the turnaround at Yadkin makes her well qualified to lead the recapitalized Company and Bank.

In addition, our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;

●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. If the U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. government’s credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives for so long as the Series T Preferred Stock remains outstanding.

On March 6, 2009, as part of the Capital Purchase Program (the “CPP”) established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008, we entered into a Letter of Agreement with the U.S. Treasury pursuant to which we issued and sold to the U.S. Treasury (i) 12,895 shares of our Series T Preferred Stock, and (ii) the CPP Warrant, for an aggregate purchase price of $12,895,000 in cash. Pursuant to the terms of the Letter Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which U.S. Treasury holds the equity issued pursuant to the Letter Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives; (iv) prohibition on providing tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers. These restrictions will continue to apply until the closing of the repurchase of the Series T Preferred Stock and the cancellation of the CPP Warrant pursuant to the terms of the securities purchase agreement entered by the Company and the U.S. Treasury.

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

Risks Related to Our Common Stock

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share.

If the private placement transaction does not close and the Series T Preferred Stock is not repurchased, the dividends declared on the Series T Preferred Stock issued to the U.S. Treasury through the CPP will reduce the net income available to common shareholders and our earnings per common share. Notably, because we did not redeem the Series T Preferred Stock prior to March 6, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $644,750 annually) to 9.0% per annum (approximately $1,160,550 annually). Also, we have been forced to defer and accrue 20 quarterly dividend payments to the U.S. Treasury and, thus, are prohibited from paying dividends on our common stock until all deferred dividends on the Series T Preferred Stock are paid in full. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

There is no active public trading market for our Securities, and no market is expected to develop.

Our common stock is not listed for trading on any securities exchange, and we presently do not intend to apply to list our common stock on any national securities exchange at any time in the foreseeable future. Our common stock is, however, quoted on the OTC Pink marketplace under the symbol “HCFB”. Although our common stock is quoted on the OTC Pink marketplace, there is no active public trading market in our common stock as trading and quotations of our common stock have been limited and sporadic. As a result of this limited market, it may be difficult to identify buyers to whom our investors can sell their shares of our common stock, and our investors may be unable to sell their shares at an established market price, at a price that is favorable to the investors, or at all. Our investors should be prepared to own our common stock indefinitely.

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

As noted above, on March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other Investors, pursuant to which the Company expects to issue shares of the Company’s common stock and shares of newly created Series A Preferred Stock, which are convertible into shares of our common stock and shares of a new class of nonvoting common stock, if such class is authorized by our shareholders. The closing of the private placement transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals or nonobjections for the repurchase or redemption of the Series T Preferred Stock, trust preferred securities, and subordinated promissory notes.

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

The Bank presently owns 8 lots, on which we have branch banking facilities and our Operations Center, in addition to the previously mentioned available for sale lots. The Bank has also entered into a long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

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

●	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The complaint names as defendants the Company, the Bank and current and former employees, officers and members of the Board of Directors of the Company and the Bank. The complaint alleges that the plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes, that the Bank breached its promise to loan the plaintiffs up to 90% of the amount that the plaintiffs would invest in the subordinated notes offering, and that the defendants made false representations about the financial condition of the Bank and Company. The complaint seeks actual damages, consequential damages, punitive damages, pre-judgment and post-judgment interest, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees and costs. The Court granted defendants’ motions to stay the litigation and compel arbitration, which proceedings were held in March 2015. At the conclusion of the arbitration proceedings, 17 of the initial 20 individual defendants had been dismissed through summary judgment or directed verdict motions. By order dated May 15, 2015, the arbitration panel ruled in favor of the remaining defendants and denied any recovery to plaintiffs. Plaintiffs have filed a “notice of appeal” with the state court and that action is still pending. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated. Plaintiffs also asserted counterclaims relating to the issuance of the subordinated debt notes as a defense to a separate lawsuit brought by the Bank against them for failure to repay a loan by the Bank. The Company and the Bank have entered into a confidential settlement agreement with plaintiffs pursuant to which both of these lawsuits will be settled and dismissed immediately following the closing of the private placement transaction.

●	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties have completed their briefing and it is expected this matter will be heard in the second quarter of 2016 by the South Carolina Court of Appeals. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

●	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On February 25, 2016, counsel for the Company received an informal request for documents, many of which had been previously produced in the original document production. The Company is gathering the requested documents to respond to this request. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

●	On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank have provided all documents and information requested by the Attorney General to date and believes that the investigation has been concluded, although the ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

●	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Mr. Snyder, on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes, sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry (Case No. 2014-CP-26-0204). An amended complaint was then filed by Mr. Snyder and two other subordinated debt purchasers, Acey Livingston and Mark Josephs. The plaintiffs are seeking an unspecified amount of damages resulting from wrongful conduct associated with purchases of the subordinated debt notes, including fraud, violation of state securities statutes, and negligence. All outside director defendants have been voluntarily dismissed from the lawsuit and the remaining defendants filed timely motions to dismiss, which are still pending. Before the motions were heard, the parties agreed to terms of a proposed settlement that would resolve all claims asserted by the plaintiffs and the proposed class of subordinated debt holders. By final order dated March 2, 2016, the court finally approved the proposed settlement of claims. The Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, which will be paid from the settlement fund. In exchange, class members will grant the defendants a full and complete release of all claims that were asserted or could have been asserted in the lawsuit. The Company will also separately pay the approved attorneys’ fees, costs, and expenses of class counsel up to an aggregate of $250,000. The Company must still receive the necessary regulatory approvals or nonobjections before any payments may be made from the settlement fund. Assuming these regulatory approvals or nonobjections are received, the Company anticipates that it will fund the settlement fund promptly following the closing of the private placement transaction.

●	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The plaintiff recently dismissed the case without prejudice and re-filed a new action on or about March 27, 2015, naming the Bank and Company, as well as the plaintiff’s former outside bookkeeper. Discovery is ongoing and the Bank and the Company have filed a motion for summary judgment which has not yet been scheduled for a hearing. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Shares and Dividends

As of March 28, 2016, there were 3,846,340 shares of our common stock outstanding held by approximately 2,400 shareholders of record. Our common stock is quoted on the OTC Pink Marketplace under the symbol “HCFB”. Although our common stock is quoted on the OTC Pink Marketplace, there is a very limited public trading market in our common stock as trading and quotations of our common stock have been limited and sporadic. Most of the trades of which the Company is aware have been privately negotiated by local buyers and sellers. In addition to these trades, the Company is aware of a number of quotations on the OTC Pink Marketplace between January 1, 2015 and December 31, 2015 that ranged from $0.04 to $0.30. Over-the-counter market quotations reflect inter-dealer prices, without retailer mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low bid information for our common stock of which we are aware for the periods indicated. Private trading of our common stock has been limited but has been conducted through the Private Trading System which is operated by the Bank on its website www.hcsbaccess.com. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us, we believe transactions in our common stock can be fairly summarized as follows for the periods indicated:

2015	Low	High
Fourth Quarter	$0.16	$0.18
Third Quarter	$0.11	$0.18
Second Quarter	$0.04	$0.30
First Quarter	$0.10	$0.15

2014	Low	High
Fourth Quarter	$0.15	$0.55
Third Quarter	$0.20	$0.68
Second Quarter	$0.16	$0.68
First Quarter	$0.19	$0.51

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of December 31, 2015, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of preferred stock issued to the U.S. Treasury in March 2009 pursuant to the CPP and interest payments on the $6.0 million of trust preferred securities issued in December 2004, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

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

Year Ended December 31,	2015	2014	2013	2012	2011
(Dollars in thousands, except per share)

Financial Condition:
Investment securities, available for sale	$89,701	$106,674	$94,602	$77,320	$100,207
Allowance for loan losses	4,601	5,787	9,443	14,150	21,178
Net loans	204,766	229,756	246,981	288,084	345,817
Premises and equipment, net	15,917	20,292	20,802	21,694	22,514
Total assets	361,533	421,571	434,586	468,996	535,698
Noninterest-bearing deposits	40,182	40,172	33,081	33,103	37,029
Interest-bearing deposits	290,649	351,165	372,963	402,758	453,824
Total deposits	330,831	391,337	406,044	435,861	490,853
Advances from the Federal Home Loan Bank	17,000	17,000	22,000	22,000	22,000
Total liabilities	373,783	432,818	451,028	480,758	540,914
Total shareholders’ deficit	(12,250)	(11,247)	(16,442)	(11,762)	(5,216)

Results of Operations:
Interest income	$13,726	$16,095	$17,071	$20,371	$25,654
Interest expense	4,454	5,054	5,301	6,261	8,924
Net interest income	9,272	11,041	11,770	14,110	16,730
Provision for (recovery of) loan losses	—	1,061	(1,497)	10,530	25,271
Net interest income (loss) after provision for loan losses	9,272	9,980	13,267	3,580	(8,541)
Noninterest income	3,135	3,556	3,956	4,574	6,217
Noninterest expense	12,626	13,749	15,460	17,681	21,695
Income (loss) before income taxes	(219)	(213)	1,763	(9,527)	(24,019)
Income tax expense	27	78	—	—	4,998
Net income (loss)	(246)	(291)	1,763	(9,527)	(29,017)
Accretion of preferred stock to redemption value	—	(57)	(199)	(217)	(203)
Preferred dividends	(1,512)	(1,055)	(653)	(652)	(652)
Net income (loss) available to common shareholders	$(1,758)	$(1,403)	$911	$(10,396)	$(29,872)

Per Share Data:
Net income (loss) – basic	$(0.46)	$(0.37)	$0.24	$(2.78)	$(7.98)
Period end book value	$(6.54)	$(6.33)	$(7.83)	$(6.53)	$(4.72)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

INTRODUCTION

The following discussion describes our results of operations for 2015 as compared to 2014, and 2014 as compared to 2013, and also analyzes our financial condition as of December 31, 2015 as compared to December 31, 2014, and December 31, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets, such as loans and investments, and the rates that we pay on interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2015, 2014, and 2013 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits and other borrowings.

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

RESULTS OF OPERATIONS

The net loss for the year ended December 31, 2015 was $246 thousand compared to net loss of $291 thousand and net income of $1.8 million for the years ended December 31, 2014 and 2013, respectively. A portion of the large provision expenses recognized in prior years was recaptured in 2013 resulting in net interest income after provision for loan losses of $13.3 million compared to $9.3 million for the year ended December 31, 2015 and $10.0 million for the year ended December 31, 2014. The primary reason for this related to the fact that the 2013 and 2012 financial statements were issued simultaneously. The collectability of several loans reviewed in 2013 and the estimate of potential loss for these loans were included in the 2012 financial statements. Based on this timing issue, the results for 2013 and 2012 may have been individually different if the 2012 financial statements had been filed timely; however, the collective results for these two periods would not change. Total interest income was $13.7 million for the year ended December 31, 2015 compared to $16.1 million for the year ended December 31, 2014 and $17.1 million for the year ended December 31, 2013. The decrease in interest income is primarily related to lower balances of average interest-earning assets as the Company continued to reduce assets in 2015, including through the sale of three branches on August 7, 2015. Noninterest income for the year ended December 31, 2015 was $3.1 million and included a net gain of $736 thousand from the sale of the three branches. Noninterest income decreased $421 thousand from 2014 to 2015 and $400 thousand from 2013 to 2014. Noninterest income included $940 thousand from life insurance proceeds on a former director and another insured employee during 2014. In 2013, $1.0 million was recognized from the forgiveness of a portion of the Company’s subordinated debentures.

ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

During the twelve months ended December 31, 2015, total assets decreased $60.0 million, or 14.2%, when compared to December 31, 2014. The decrease reflects our strategy to reduce the balance sheet in an effort to preserve capital ratios. Our total loan portfolio decreased $26.2 million, or 11.1%, to $209.4 million as of December 31, 2015 from $235.5 million at December 31, 2014. Other real estate owned decreased $5.9 million or 30.1% from 2014 to 2015. Investment securities available-for-sale decreased $17.0 million and premises, furniture and equipment decreased $4.4 million. The sale of three branch offices on August 7, 2015 resulted in a reduction of total assets of $33.4 million.

Total deposits decreased $60.5 million, or 15.5%, from the December 31, 2014 amount of $391.3 million. The reduction was substantially in interest-bearing deposits. The branch sale reduced deposits by $34.2 million.

Total shareholders’ deficit increased from a deficit of $11.2 million at December 31, 2014 to a deficit of $12.3 million at December 31, 2015. The change primarily relates to fluctuations in unrealized gains and losses on our available-for-sale investment portfolio which are included in accumulated other comprehensive loss.

During the twelve months ended December 31, 2014, total assets decreased $13.0 million or 3.0%, when compared to December 31, 2013. Our loan portfolio decreased $20.9 million, or 8.1%, to $235.5 million as of December 31, 2014 from $256.4 million at December 31, 2013. Other real estate owned decreased $5.5 million from 2013 to 2014.

Total deposits decreased $14.7 million, or 3.6%, from 2013 to 2014. Interest-bearing deposits decreased $21.8 million and noninterest-bearing deposits increased $7.1 thousand during 2014. The decrease in total deposits was primarily in our time deposits.

Total shareholders’ deficit decreased from a deficit of $16.4 million at December 31, 2013 to a deficit of $11.2 million at December 31, 2014 primarily as a result of increased unrealized gains on our available-for-sale investments.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The Company has sought to maintain a conservative approach in determining the distribution of its assets and liabilities. The following table presents the percentage relationships of significant components of the Company’s average balance sheets for the last three fiscal years.

Balance Sheet Categories as a Percent of Average Total Assets

Year ended December 31, (in thousands)	2015	2014	2013

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	7.22%	6.25%	7.70%
Investment securities	24.15	26.05	18.82
Loans	56.52	56.07	61.05
Total interest earning assets	87.89	88.37	87.57
Cash and due from banks	0.77	0.64	1.58
Allowance for loan losses	(1.36)	(1.73)	(2.41)
Premises and equipment	4.62	4.62	4.38
Other assets	8.08	8.10	8.88
Total assets	100.00%	100.00%	100.00%

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	80.99%	83.62%	85.01%
Advances from the Federal Home Loan Bank	4.24	4.88	4.79
Repurchase agreements	0.27	0.25	0.30
Subordinate debentures	2.76	2.49	2.57
Junior Subordinated debentures	1.54	1.39	1.35
Total interest-bearing liabilities	89.80	92.63	94.02
Noninterest-bearing deposits	11.33	9.00	7.75
Accrued interest and other liabilities	1.67	1.26	0.94
Total liabilities	102.80	102.89	102.71
Shareholders’ deficit	(2.80)	(2.89)	(2.71)
Total liabilities and shareholders’ deficit	100.00%	100.00%	100.00%

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

For the year ended December 31, 2015, net interest income was $9.3 million, a decrease of $1.8 million, or 16.0%, from net interest income of $11.0 million in 2014, which had decreased $729 thousand, or 6.2%, from net interest income of $11.8 million in 2013. The decline in our net interest income was primarily due to the decrease in our interest income on loans, including fees, of $1.8 million, or 13.3%, from $13.4 million for the year ended December 31, 2014 to $11.6 million for the year ended December 31, 2015, and a decrease of $1.3 million, or 8.7%, from $14.7 million for the year ended December 31, 2013. These decreases were primarily attributable to the decreases in the average volume of our loan portfolio from $280.2 million as of December 31, 2013, to $249.4 million as of December 31, 2014, and to $226.4 million as of December 31, 2015 as we continued our strategic efforts to decrease total assets in order to help improve our capital position. Interest expense for the year ended December 31, 2015 was $4.5 million, compared to $5.1 million for 2014 and $5.3 million for 2013. Our net interest margin was 2.63% for 2015, compared to 2.81% in 2014 and 2.93% in 2013. The interest rate spread was 2.66%, 2.87%, and 3.02% in 2015, 2014, and 2013, respectively.

NET INTEREST INCOME – continued

The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

Average Balances, Income and Expenses, and Rates

Years ended December 31,
(in thousands)	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

ASSETS

Loans (1)	$226,365	$11,628	5.14%	$249,358	$13,417	5.38%	$280,208	$14,693	5.24%
Securities, taxable	95,602	1,980	2.07%	112,679	2,542	2.26%	81,560	2,212	2.71%
Securities, nontaxable	—	—	—%	1,747	14	0.80%	3,227	45	1.39%
Nonmarketable equity securities	1,147	51	4.45%	1,407	60	4.26%	1,612	44	2.73%
Interest-bearing deposits	28,921	67	0.23%	27,794	62	0.22%	35,339	77	0.22%
Total earning assets	352,035	13,726	3.90%	392,985	16,095	4.10%	401,946	17,071	4.25%
Cash and due from banks	3,096			2,874			7,255
Allowance for loan losses	(5,457)			(7,715)			(11,065)
Premises and equipment	18,516			20,572			20,110
Other assets	32,348			36,004			40,754
Total assets	$400,538			$444,720			$459,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$324,375	$2,432	0.75%	$371,865	$2,995	0.81%	$390,177	$3,273	0.84%
Borrowings	35,338	2,022	5.72%	40,045	2,059	5.14%	41,375	2,028	4.90%
Total interest-bearing liabilities	359,713	4,454	1.24%	411,910	5,054	1.23%	431,552	5,301	1.23%
Non-interest deposits	45,369			40,046			35,583
Other liabilities	6,690			5,614			4,300
Shareholders’ deficit	(11,234)			(12,850)			(12,435)
Total liabilities and shareholders’ deficit	$400,538			$444,720			$459,000

Net interest income/interest rate spread		$9,272	2.66%		$11,041	2.87%		$11,770	3.02%
Net yield on earning assets			2.63%			2.81%			2.93%

(1)	Average loan balances include nonaccrual loans.

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

RATE/VOLUME ANALYSIS – continued

Rate/Volume Variance Analysis

	2015 Compared to 2014			2014 Compared to 2013
		Increase (Decrease)			Increase (Decrease)
		Due To (1)			Due To (1)
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Interest-bearing deposits	$5	$2	$3	$(15)	$2	$(17)
Securities, taxable	(562)	(197)	(365)	330	(260)	590
Securities, nontaxable	(14)	—	(14)	(31)	(15)	(16)
Nonmarketable equity securities	(9)	3	(12)	16	21	(5)
Loans	(1,789)	(589)	(1,200)	(1,276)	397	(1,673)
Total	(2,369)	(781)	(1,588)	(976)	145	(1,121)

Interest-bearing liabilities:
Deposits	(563)	(198)	(365)	(278)	(128)	(150)
Borrowings	(37)	887	(924)	31	90	(59)
Total	(600)	689	(1,289)	(247)	(38)	(209)
Net interest income	$(1,769)	$(1,470)	$(299)	$(729)	$183	$(912)

(1)	Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investment securities have generally followed the fluctuations in market rates in 2015, 2014 and 2013. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company’s interest rate sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

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

Maturities in the following table are based on the asset’s or liability’s sensitivity to changes in interest rates and therefore differ from contractual maturities.

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2015 and may not be indicative of the Company’s rate-sensitivity position at other points in time:

RATE SENSITIVITY – continued

Interest Rate Sensitivity Analysis

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2015	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$55,634	$18,491	$50,237	$124,362	$85,005	$209,367
Securities[1]	14,160	5,381	17,692	37,233	54,076	91,309
Interest-bearing deposits in banks	20,599	—	—	20,599	—	20,599
Total earning assets	90,393	23,872	67,929	182,194	139,081	321,275

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	40,478	—	—	40,478	—	40,478
Money Market and savings deposits	76,200	—	—	76,200	—	76,200
Time deposits	10,441	20,097	55,138	85,676	88,295	173,971
Total interest-bearing deposits	127,119	20,097	55,138	202,354	88,295	290,649
Other borrowings	1,716	—	—	1,716	17,000	18,716
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$128,835	$26,283	$55,138	$210,256	$116,357	$326,613
Period gap	$(38,442)	$(2,411)	$12,791	$(28,062)	$22,724	$(5,338)
Cumulative gap	$(38,442)	$(40,853)	$(28,062)	$(28,062)	$(5,338)
Ratio of cumulative gap to total earning assets	(11.97)%	(12.72)%	(8.73)%	(8.73)%	(1.66)%

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2014	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$56,141	$21,004	$57,962	$135,107	$100,436	$235,543
Securities[1]	16,684	6,403	25,110	48,197	59,322	107,519
Interest-bearing deposits in banks	25,607	—	—	25,607	—	25,607
Total earning assets	98,432	27,407	83,072	208,911	159,758	368,669

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	44,283	—	—	44,283	—	44,283
Money Market and savings deposits	86,083	—	—	86,083	—	86,083
Time deposits	17,538	21,499	76,455	115,492	105,307	220,799
Total interest-bearing deposits	147,904	21,499	76,455	245,858	105,307	351,165
Other borrowings	1,612	—	—	1,612	17,000	18,612
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$149,516	$27,685	$76,455	$253,656	$133,369	$387,025
Period gap	$(51,084)	$(278)	$6,617	$(44,745)	$26,389	$(18,356)
Cumulative gap	$(51,084)	$(51,362)	$(44,745)	$(44,745)	$(18,356)
Ratio of cumulative gap to total earning assets	(13.86)%	(13.93)%	(12.14)%	(12.14)%	(4.98)%

[1]	Securities are presented at amortized cost basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. No provision was recognized during the year ended December 31, 2015. A provision expense of $1.1 million was recognized for the year ended December 31, 2014. Provisions previously recognized of $1.5 million were recaptured during the year ended December 31, 2013. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses.

NONINTEREST INCOME

Noninterest income was $3.1 million for the year ended December 31, 2015, a decrease of $421 thousand, or 11.8%, when compared with the year ended December 31, 2014. Noninterest income was $3.6 million for the year ended December 31, 2014, a decrease of $400 thousand, or 10.1%, when compared with the year ended December 31, 2013. The net gain of $736 thousand recognized on the sale of three branch offices was included in net gains (losses) on sales of assets in noninterest income for 2015. During 2014, we received $940 thousand of proceeds from the Bank’s owned life insurance as a result of the passing of one former director and one former insured employee. Excluding these one-time benefits, noninterest income decreased $217 thousand or 8.3% primarily due to lower service charges on deposit accounts which directly relates to the decline in deposits. Noninterest income for 2013 included $1.0 million as a result of the forgiveness of a portion of the Company’s subordinated debentures.

NONINTEREST EXPENSES

Noninterest expenses continued to decrease from $15.5 million for 2013 to $13.7 million for 2014 to $12.6 million for 2015. Management continues to evaluate noninterest expenses and make reductions when possible. Salaries and employee benefits were $6.0 million for the year ended December 31, 2013 compared to $5.6 million for the year ended December 31, 2014 and $5.4 million for the year ended December 31, 2015. FDIC insurance premiums decreased from $1.6 million for 2013 and 2014 to $1.4 million for 2015. Expenses related to the operations of other real estate owned decreased from $1.4 million for both 2013 and 2014 to $632 thousand for 2015 as we continued to decrease our nonperforming assets and the related costs.

INCOME TAXES

The Company recognized income tax expense of $27 thousand and $78 thousand for the years ended December 31, 2015 and 2014, respectively, as a result of state income taxes related to net income at the Bank level. The Company did not recognize any income tax expense for the year ended December 31, 2013. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2015 will not be realized, and accordingly, has maintained a full valuation allowance.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and federal funds sold are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment securities portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company’s primary source of funds for credit activities. Although not historically used as principal sources of liquidity, secured federal funds purchased from correspondent banks and advances from the FHLB are other options that may be available to management. Management believes that the Company’s liquidity sources will enable it to successfully meet its long-term operating needs.

As of December 31, 2015, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $54.6 million and $53.6 million, respectively, at December 31, 2015. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

Comprehensive weekly and quarterly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan and securities paydowns and maturities. These liquidity analyses act as a cash forecasting tool and are subject to certain assumptions based on past market and customer trends. Through consideration of the information provided in these reports, management is better able to effectively monitor the Bank’s liquidity position.

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we may be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In such a case, we may not be able to utilize our federal funds borrowing lines or renew any brokered CDs that became due, without FDIC approval, but would be allowed to utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

The Company uses the same credit underwriting procedures for commitments to extend credit and standby letters of credit as for on-balance-sheet instruments. The credit-worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties, as well as liquid assets such as time deposit accounts, brokerage accounts, and cash value of life insurance.

The Company is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, which it believes could result in liquidity needs or other commitments or that could significantly impact earnings.

As of December 31, 2015, commitments to extend credit totaled $21.3 million and standby letters of credit totaled $257 thousand. The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2015.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,222	$2,974	$9,165	$13,361	$7,957	$21,318
Standby letters of credit	18	4	235	257	—	257

Totals	$1,240	$2,978	$9,400	$13,618	$7,957	$21,575

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

CAPITAL RESOURCES

Total shareholders’ deficit increased from a deficit of $11.2 million at December 31, 2014 to a deficit of $12.3 million at December 31, 2015. The increase in deficit of $1.1 million was primarily attributable to an increase in unrealized losses of $763 thousand on our available-for-sale investment securities portfolio. The increase in unrealized losses was a result of the rising interest rate environment relative to the interest rate environment in which the investment securities were purchased. Management did not believe the unrealized losses represented an other-than-temporary impairment.

Total shareholders’ deficit improved from a deficit of $16.4 million at December 31, 2013 to a deficit of $11.2 million at December 31, 2014. The improvement in equity of $5.2 million is primarily attributable to a decrease in unrealized losses of $5.4 million on our available-for-sale investment securities portfolio.

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (average equity divided by average total assets), which was (2.80)% in 2015 compared to (2.89)% in 2014 and (2.71)% in 2013. The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Return on average assets	(0.06)%	(0.07)%	0.38%
Return on average equity	n/a	n/a	n/a
Equity to assets ratio	(2.80)%	(2.89)%	(2.71)%

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

CAPITAL RESOURCES – continued

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized” under these requirements, the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 8%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 6% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%.

Further, pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. For a more detailed description of the capital amounts required to be obtained in order for the Bank to be considered well-capitalized, see Note 16 to our Financial Statements.

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

CAPITAL RESOURCES – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at December 31, 2015, 2014, and 2013.

December 31,	2015	2014	2013
(Dollars in thousands)
The Company
Tier 1 capital	$(10,642)	$(10,402)	$(10,169)
Tier 2 capital	—	—	—
Total qualifying capital	$(10,642)	$(10,402)	$(10,169)

Risk-adjusted total assets (including off-balance sheet exposures)	$256,713	$287,892	$318,900

Tier 1 risk-based capital ratio	(4.15%)	(3.61%)	(3.19%)
Total risk-based capital ratio	(4.15%)	(3.61%)	(3.19%)
Tier 1 leverage ratio	(2.87%)	(2.36%)	(2.23%)

The Bank
Common equity Tier 1 capital	$12,135	n/a	n/a
Tier 1 capital	$12,135	$10,911	$9,789
Tier 2 capital	3,267	3,622	4,053
Total qualifying capital	$15,402	$14,533	$13,842

Risk-adjustment total assets (including off-balance sheet exposures)	$260,024	$287,598	$318,813

Common equity Tier 1 capital ratio	4.67%	n/a	n/a
Tier 1 risk-based capital ratio	4.67%	3.79%	3.07%
Total risk-based capital ratio	5.92%	5.05%	4.34%
Tier 1 leverage ratio	3.28%	2.53%	2.17%

At December 31, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, over the last several years, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order, which requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets, while also searching for additional capital or a potential merger partner.

On March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other investors, pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to issue shares of the Company’s common stock and shares of newly-created Series A Preferred Stock. We intend to downstream approximately $38.0 million of the proceeds from the private placement transaction to the Bank as additional capital, which would satisfy the minimum capital levels required under the Consent Order and otherwise return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2015. Proceeds from the private placement transaction will also be used to repurchase or redeem the outstanding Series T Preferred Stock, trust preferred securities, and the subordinated promissory notes. As noted above, we have entered into securities purchase agreements with respect to the Series T Preferred Stock and trust preferred securities and the class action settlement agreement with the respect to the subordinated promissory notes has received final court approval. Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for each of the repurchases or redemptions. We currently anticipate that the private placement transaction will close in April 2016. Please refer to Note 1 – “Organization and Significant Accounting Policies” located in the notes to our consolidated financial statements. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

CAPITAL RESOURCES – continued

If we cannot close the private placement transaction, or otherwise find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 — “Regulatory Matters, Going Concern Considerations and Recent Developments” located in the notes to our consolidated financial statements.

In addition, as required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. All of the deferred interest, including interest accrued on such deferred interest, was due and payable at the end of the applicable deferral period, which was on March 15, 2016. On February 29, 2016, the Company entered into a securities purchase agreement with Alesco, pursuant to which the Company will repurchase all of the outstanding trust preferred securities for an aggregate cash payment of $600,000, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25,000. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction. However, if we are unable to close the repurchase in a timely manner, because the Company is in default under the terms of the indenture related to the trust preferred securities, the trustee or Alesco, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. If the trustee or Alesco declares declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable, we could be forced into involuntary bankruptcy.

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

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of December 31, 2015, 2014 and 2013, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $17.0 million, or 15.9%, from $106.7 million at December 31, 2014 to $89.7 million at December 31, 2015. The portfolio increased $12.1 million from December 31, 2013 to December 31, 2014. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds. As of December 31, 2015, the amortized cost of the available-for-sale investment securities portfolio exceeded fair value by $1.6 million. This unrealized loss is believed to be temporary and a result of the current interest rate environment.

INVESTMENT PORTFOLIO - continued

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2015.

December 31, 2015 (in thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises	$—	$396	$7,024	$29,300	$36,720	$36,032
Mortgage backed securities	—	—	5,641	47,727	53,368	52,445
State and political subdivisions	—	—	619	602	1,221	1,224
Total	$—	$396	$13,284	$77,629	$91,309	$89,701

Weighted average yields
Government sponsored enterprises	—%	1.40%	2.58%	2.86%
Mortgage backed securities	—%	—%	1.75%	2.09%
State and political subdivisions	—%	—%	2.57%	4.13%
Total	—%	1.40%	2.23%	2.39%	2.36%

December 31, 2014 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$40,952	$40,082
Mortgage backed securities	65,328	65,348
State and political subdivisions	1,239	1,244
Total	$107,519	$106,674

December 31, 2013 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$60,628	$55,075
Mortgage backed securities	37,731	37,034
State and political subdivisions	2,516	2,493
Total	$100,875	$94,602

LOAN PORTFOLIO

In 2015, we have continued our efforts to decrease total assets each year. As a result, the loan portfolio decreased $26.2 million and $20.9 million in 2015 and 2014, respectively. Net loans charged-off during 2015 were $1.2 million compared to $4.7 million in 2014 and $3.2 million in 2013. Loan balances transferred to other real estate owned were $4.1 million for 2015, compared to $2.2 million for 2014. In connection with the sold branches, loans decreased $5.7 million in 2015. The remaining decrease was a result of focusing our lenders more on asset quality and resolving existing issues and less on loan originations. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 84.2% of our loan portfolio at December 31, 2015. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 13.3% and 2.5% of the loan portfolio at December 31, 2015, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2015 and highlights the Company’s general emphasis on mortgage lending.

December 31,	2015	2014	2013	2012	2011
(Dollars in thousands)
Real estate:
Commercial construction and land development	$30,532	$31,470	$38,899	$58,274	$61,776
Other commercial real estate	70,759	82,382	91,551	103,061	134,803
Residential construction	2,342	2,838	3,038	2,422	5,101
Other residential	72,739	81,730	81,297	89,184	104,307
Commercial and industrial	27,881	30,894	33,711	41,200	52,272
Consumer	5,114	6,229	7,928	8,093	8,736
	$209,367	$235,543	$256,424	$302,234	$366,995

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 2015 and related interest rate characteristics:

December 31, 2015 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial real estate	$23,502	$65,384	$12,405	$101,291
Residential	11,511	28,996	34,574	75,081
Commercial	14,689	10,333	2,859	27,881
Consumer	1,794	3,007	313	5,114
	$51,496	$107,720	$50,151	$209,367

Loans maturing after one year with:
Fixed interest rates	$128,312
Floating interest rates	29,559

$157,871

LOAN PORTFOLIO - continued

Risk Elements

The downturn in general economic conditions has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit has been extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 2015.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans have declined since 2012 as we have sought to identify and aggressively work through our credit issues. As a result, nonperforming loans as of December 31, 2015 decreased $3.1 million or 26.1% to $8.7 million, and totaled 4.2% of total loans. Nonperforming loans were $11.8 million, or 5.0% of total loans, as of December 31, 2014 and $10.6 million at December 31, 2013.

Nonperforming assets also continued to decrease. At December 31, 2015, nonperforming assets decreased $9.0 million or 28.6% during the year and totaled $22.4 million compared to $31.3 million at December 31, 2014 and $35.6 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 6.2%, 7.4%, and 8.2% as of December 31, 2015, 2014, and 2013, respectively.

The following table summarizes nonperforming assets for the five years ended December 31, 2015:

Nonperforming Assets	2015	2014	2013	2012	2011
(Dollars in thousands)
Nonaccrual loans	$8,742	$11,661	$10,631	$22,567	$44,682
Loans past due 90 days or more and still accruing interest	—	170	—	157	76
Total nonperforming loans	8,742	11,831	10,631	22,724	44,758
Other real estate owned	13,624	19,501	24,972	19,464	15,665
Total nonperforming assets	$22,366	$31,332	$35,603	$42,188	$60,423

Nonperforming assets to total assets	6.19%	7.43%	8.19%	9.00%	11.28%
Nonperforming loans to total loans	4.18%	5.02%	4.15%	7.52%	12.20%

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

LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2015.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$27,881	$101,291	$5,114	$75,081	$209,367

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2014.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,093	$—	$531	$—	$1,624
Grade 2 – Modest	1,164	679	93	1,216	3,152
Grade 3 – Average	3,868	5,618	156	4,688	14,330
Grade 4 – Satisfactory	16,367	59,536	4,928	56,758	137,589
Grade 5 – Watch	2,905	16,091	178	4,695	23,869
Grade 6 – Special Mention	1,191	4,249	132	3,747	9,319
Grade 7 – Substandard	4,306	27,679	211	13,464	45,660
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$30,894	$113,852	$6,229	$84,568	$235,543

Loans graded one through four are considered “pass” credits. As of December 31, 2015 and 2014, approximately $149.3 million, or 71.3%, and $156.7 million, or 66.5%, respectively, of the loan portfolio had a credit grade of “minimal”, “modest”, “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower and monitor continued performance of upgraded previously classified credits.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2015, loans with a credit grade of “watch” and “special mention” totaled $26.2 million. As of December 31, 2014, those loans totaled $33.2 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard”, “doubtful”, and “loss” are considered classified loans. At December 31, 2015 and 2014, classified loans totaled $33.9 million and $45.7 million, respectively, with $30.5 million and $41.1 million, respectively, being collateralized by real estate. This amount included $29.1 million in TDRs, of which $23.6 million were considered to be performing at December 31, 2015. Classified loans included $33.2 million in TDRs, of which $28.2 million were considered to be performing at December 31, 2014. Classified loans are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2015, the recorded investment in impaired loans was $33.9 million, compared to $41.4 million and $45.7 million at December 31, 2014 and 2013, respectively.

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

At December 31, 2015 and 2014, the principal balance of troubled debt restructurings totaled $29.1 million and $33.2 million, respectively. At December 31, 2015, $23.6 million of these restructured loans were performing as expected under the new terms, and $5.5 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2014, $28.2 million of these restructured loans were performing as expected under the new terms, and $5.0 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A troubled debt restructuring can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

A rollforward of TDRs for the years ended December 31, 2015 and 2014 is presented below:

TDRs	2015	2014
(Dollars in thousands)
Balance, beginning of period	$33,166	$31,453
New TDRs and advances	1,393	9,617
Repayments	(2,688)	(6,602)
Charged-off and foreclosed TDRs	(2,809)	(1,302)
Balance, end of period	$29,062	$33,166

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of operations. The allowance represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. We do not allocate specific percentages of our allowance for loan losses to the various categories of loans but evaluate the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The historical loan loss experience, the size of our lending portfolio, changes in the lending policies and procedures, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons, and current and anticipated economic conditions are also considered in determining the provision for loan losses. The amount of the allowance is adjusted periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

We regularly monitor past due and classified loans. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period.

LOAN PORTFOLIO - continued

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

At December 31, 2015, $1.1 million of the allowance was reserved for impaired loans compared to $1.9 million at December 31, 2014 and $3.8 million at December 31, 2013. Net loan charge-offs decreased from $4.7 million for the year ended December 31, 2014 to $1.2 million for the year ended December 31, 2015 after slightly increasing from $3.2 million for the year ended December 31, 2013.

The following table presents the Allowance for Loan Losses by loan category and the loan category as a percentage of total loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2015		2014		2013		2012		2011
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$952	13.3%	$597	13.1%	$1,020	13.1%	$1,982	13.6%	$3,239	14.2%
Commercial Real Estate	2,543	48.3%	3,591	48.3%	5,312	50.9%	7,587	53.4%	10,240	53.6%
Consumer	80	2.5%	185	2.7%	144	3.1%	124	2.7%	103	2.4%
Residential	1,026	35.9%	1,414	35.9%	2,967	32.9%	4,457	30.3%	7,596	29.8%
	$4,601	100.0%	$5,787	100.0%	$9,443	100.0%	$14,150	100.0%	$21,178	100.0%

(1)	Loan category as a percentage of total loans.

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience
(Dollars in thousands)	2015	2014	2013	2012	2011
Total loans outstanding at end of period	$209,367	$235,543	$256,424	$302,234	$366,995
Average loans outstanding	$226,365	$249,358	$280,208	$337,445	$410,043

Balance of allowance for loan losses at beginning of period	$5,787	$9,443	$14,150	$21,178	$14,489

Charge offs:
Real estate	(1,713)	(5,620)	(5,568)	(15,193)	(16,217)
Commercial	(539)	(1,068)	(1,691)	(3,242)	(3,229)
Consumer and credit card	(81)	(343)	(217)	(106)	(193)
Other loans	—	—	—	—	(196)
Total charge-offs	(2,333)	(7,031)	(7,476)	(18,541)	(19,835)

Recoveries of loans previously charged off	1,147	2,314	4,266	983	1,253
Net charge-offs	(1,186)	(4,717)	(3,210)	(17,558)	(18,582)

Provision charged to operations	—	1,061	(1,497)	10,530	25,271

Balance of allowance for loan losses at end of period	$4,601	$5,787	$9,443	$14,150	$21,178

Ratios:
Net charge-offs to average loans outstanding	0.52%	1.89%	1.15%	5.20%	4.53%
Net charge-offs to loans at end of year	0.57%	2.00%	1.25%	5.81%	5.06%
Allowance for loan losses to average loans	2.03%	2.32%	3.37%	4.19%	5.16%
Allowance for loan losses to loans at end of year	2.20%	2.46%	3.68%	4.68%	5.77%
Net charge-offs to allowance for loan losses	25.78%	81.51%	33.99%	124.08%	87.74%
Net charge-offs to provisions for loan losses	n/a	444.58%	n/a	166.74%	73.53%

AVERAGE DAILY DEPOSITS

The following table summarizes our average daily deposits during the years ended December 31, 2015, 2014, and 2013. These totals include time deposits $100 thousand and over. At December 31, 2015 time deposits $100,000 and over totaled $131.1 million. Of this total, scheduled maturities within three months were $21.8 million; over three through 12 months were $30.7 million; and over 12 months were $78.6 million.

The adverse economic environment placed greater pressure on our deposits, and the Consent Order prohibited the Bank from the acceptance, renewal or rollover of any brokered deposits. Therefore, we took steps to decrease our reliance on brokered deposits. As of December 31, 2015, we had no brokered deposits compared to $14.1 million as of December 31, 2014 and $18.6 million as of December 31, 2013. If needed, we may need to look to secondary sources of liquidity such as proceeds from FHLB advances and Qwickrate CDs.

	2015		2014		2013
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand	$45,369	n/a	$40,046	n/a	$35,583	n/a
Interest-bearing transaction accounts	41,510	0.15%	41,010	0.17%	41,469	0.19%
Money market savings account	75,880	0.44%	81,688	0.44%	84,519	0.42%
Other savings accounts	10,754	0.25%	9,862	0.25%	8,681	0.25%
Time deposits	196,231	1.02%	239,305	1.06%	255,508	1.10%

Total average deposits	$369,744		$411,911		$425,760

ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the Company’s FHLB borrowings for the years ended December 31, 2015, 2014 and 2013.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	December 31

2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

2013
Advances from Federal Home Loan Bank	$22,000	$22,000	3.39%	$22,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock. Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $17.0 million advances from the FHLB outstanding at December 31, 2015, $12.0 million have scheduled principal reductions in 2018, and the remainder in 2019. As a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated. Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.9 million as of December 31, 2015.

As noted above in Part I, Item 3, Legal Proceedings, effective as of September 16, 2015, the Company, the Bank, and certain other defendants, entered into a class action settlement agreement in potential settlement of the putative class action lawsuit initiated with respect to alleged wrongful conduct associated with purchases of the Company’s subordinated promissory notes. On March 2, 2016, the court entered a final order of approval approving the class action settlement agreement. The Company must still receive the necessary regulatory approvals or nonobjections before any payments may be made from the settlement fund. Assuming these regulatory approvals or nonobjections are received, the Company anticipates that it will fund the settlement fund promptly following the closing of the private placement transaction.

TRUST PREFERRED SECURITIES

On December 21, 2004, the HCSB Financial Trust (the “Trust”) issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $901 thousand as of December 31, 2015. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which was on March 15, 2016. On February 29, 2016, the Company entered into a securities purchase agreement with Alesco, pursuant to which the Company will repurchase all of the outstanding trust preferred securities for an aggregate cash payment of $600,000, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25,000. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction. However, if we are unable to close the repurchase in a timely manner, because the Company is in default under the terms of the indenture related to the trust preferred securities, the trustee or Alesco, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. If the trustee or Alesco declares the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable, we could be forced into involuntary bankruptcy.

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004, by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. Receipt of this notice of default from the trustee does not affect the Company’s plans to repurchase the trust preferred securities under the securities purchase agreement.

Under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or Alesco, as the holder of not less than 25% of the trust preferred securities outstanding, declares such amounts due and payable by written notice to the Company. To date, the Company has not received such written notice from the trustee or Alesco. As of March 16, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million.

SERIES T PREFERRED STOCK

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

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of December 31, 2015, the Company had $4.7 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 20 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the U.S. Treasury’s request and a representative of the U.S. Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2016 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

On February 29, 2016, the Company entered into a securities purchase agreement with the U.S. Treasury, pursuant to which the Company will repurchase all 12,895 shares of the Series T Preferred Stock for an aggregate purchase price of $128,950, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S. Treasury not to exceed $25,000. The U.S. Treasury also agreed to waive any and all unpaid dividends on the Series T Preferred Stock and to cancel the CPP Warrant. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2015. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HCSB Financial Corporation and Subsidiary

Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation and Subsidiary (the “Company”) as of December 31, 2015, 2014, and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCSB Financial Corporation and Subsidiary as of December 31, 2015 2014, and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses that have eroded regulatory capital ratios and the Company’s wholly owned subsidiary, Horry County State Bank, is under a regulatory Consent Order with the Federal Deposit Insurance Corporation (FDIC) that requires, among other provisions, capital ratios to be maintained at certain levels. As of December 31, 2015, the Company’s subsidiary is considered significantly undercapitalized based on its regulatory capital levels. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. The Company also has deferred interest payments on its junior subordinated debentures for 20 consecutive quarters as of December 31, 2015. Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default. Payment for the 20th quarterly interest deferral period was due in March 2016. The Company failed to pay the deferred and compounded interest at the end of the deferral period, and the trustees of the corresponding trusts, have the right, after any applicable grace period, to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of the debentures. The balance of the debentures and accrued interest as of December 31, 2015 were $6,186,000 and $901,000, respectively. These events also raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2015. Management’s plans in regard to these matters are discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 30, 2016

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share amounts)	2015	2014	2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$22,137	$28,527	$28,081
Investment securities:
Securities available-for-sale	89,701	106,674	94,602
Nonmarketable equity securities	1,330	1,342	1,743
Total investment securities	91,031	108,016	96,345

Loans receivable	209,367	235,543	256,424
Less allowance for loan losses	(4,601)	(5,787)	(9,443)
Loans, net	204,766	229,756	246,981

Premises, furniture and equipment, net	15,917	20,292	20,802
Accrued interest receivable	1,745	1,973	2,197
Cash value of life insurance	11,319	11,002	11,002
Other real estate owned	13,624	19,501	24,972
Other assets	994	2,504	4,206
Total assets	$361,533	$421,571	$434,586

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$40,182	$40,172	$33,081
Interest-bearing transaction accounts	40,478	44,283	42,723
Money market savings accounts	65,806	75,811	78,829
Other savings accounts	10,394	10,272	8,872
Time deposits $250 and over	3,735	6,786	10,107
Other time deposits	170,236	214,013	232,432
Total deposits	330,831	391,337	406,044

Repurchase agreements	1,716	1,612	1,337
Advances from the Federal Home Loan Bank	17,000	17,000	22,000
Subordinated debentures	11,062	11,062	11,062
Junior subordinated debentures	6,186	6,186	6,186
Accrued interest payable	5,958	4,583	3,305
Other liabilities	1,030	1,038	1,094
Total liabilities	373,783	432,818	451,028
Commitments and contingencies (Notes 5, 13, & 14)

Shareholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 12,895 shares issued and outstanding	12,895	12,895	12,838
Common stock, $0.01 par value; 500,000,000 shares authorized; 3,846,340, 3,816,340 and 3,738,337 issued and outstanding at December 31, 2015, 2014 and 2013, respectively	38	38	37
Capital surplus	30,220	30,214	30,157
Common stock warrant	1,012	1,012	1,012
Retained deficit	(54,807)	(54,561)	(54,213)
Accumulated other comprehensive loss	(1,608)	(845)	(6,273)
Total shareholders’ deficit	(12,250)	(11,247)	(16,442)
Total liabilities and shareholders’ deficit	$361,533	$421,571	$434,586

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands except share amounts)	2015	2014	2013
Interest income:
Loans, including fees	$11,628	$13,417	$14,693
Investment securities:
Taxable	1,980	2,542	2,212
Tax-exempt	—	14	45
Nonmarketable equity securities	51	60	44
Other interest income	67	62	77
Total	13,726	16,095	17,071
Interest expense:
Deposits	2,432	2,995	3,273
Borrowings	2,022	2,059	2,028
Total	4,454	5,054	5,301
Net interest income	9,272	11,041	11,770

Provision for (recovery of) loan losses	—	1,061	(1,497)
Net interest income after provision for (recovery of) loan losses	9,272	9,980	13,267

Noninterest income:
Service charges on deposit accounts	744	880	927
Gains on sales of securities available-for-sale	232	201	298
Gain on sale of residential mortgage loans	181	229	254
Other fees and commissions	404	438	472
Brokerage commissions	85	79	165
Income from cash value of life insurance	431	440	448
Net gains (losses) on sales of assets	717	6	(10)
Forgiveness of debt	—	—	1,000
Proceeds from bank owned life insurance	—	940	—
Other operating income	341	343	402
Total	3,135	3,556	3,956
Noninterest expenses:
Salaries and employee benefits	5,383	5,606	5,985
Net occupancy	1,122	1,220	1,200
Furniture and equipment	1,011	1,023	1,026
Net cost of operations of other real estate owned	632	1,411	1,373
FDIC insurance premiums	1,391	1,574	1,564
Other operating expenses	3,087	2,915	4,312
Total	12,626	13,749	15,460
Net income (loss) before income taxes	(219)	(213)	1,763
Income tax expense	27	78	—
Net income (loss)	(246)	(291)	1,763
Accretion of preferred stock to redemption value	—	(57)	(199)
Preferred dividends	(1,512)	(1,055)	(653)

Net income (loss) available to common shareholders	$(1,758)	$(1,403)	$911

Net income (loss) per common share, basic	$(0.46)	$(0.37)	$0.24
Net income (loss) per common share, diluted	$(0.46)	$(0.37)	$0.24
Weighted average common shares outstanding
Basic and diluted	3,823,244	3,770,355	3,738,337

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013

Net income (loss)	$(246)	$(291)	$1,763
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(531)	5,629	(6,145)
Tax expense	—	—	—
Reclassification to realized gains	(232)	(201)	(298)
Tax expense	—	—	—
Other comprehensive income (loss)	(763)	5,428	(6,443)
Comprehensive income (loss)	$(1,009)	$5,137	$(4,680)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

(Dollars in thousands)
Balance, December 31, 2012	3,738,337	$37	$1,012	12,895	$12,639	$30,157	$(55,777)	$170	$(11,762)

Net income	—	—	—	—	—	—	1,763	—	1,763
Other comprehensive loss	—	—	—	—	—	—	—	(6,443)	(6,443)
Accretion of preferred stock to redemption value	—	—	—	—	199	—	(199)	—	—
Balance, December 31, 2013	3,738,337	37	1,012	12,895	12,838	30,157	(54,213)	(6,273)	(16,442)

Net loss	—	—	—	—	—	—	(291)	—	(291)
Other comprehensive income	—	—	—	—	—	—	—	5,428	5,428
Sale of common stock	78,003	1	—	—	—	57	—	—	58
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, December 31, 2014	3,816,340	38	1,012	12,895	12,895	30,214	(54,561)	(845)	(11,247)

Net loss	—	—	—	—	—	—	(246)	—	(246)
Other comprehensive loss	—	—	—	—	—	—	—	(763)	(763)
Sale of common stock	30,000	—	—	—	—	6	—	—	6
Balance, December 31, 2015	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(54,807)	$(1,608)	$(12,250)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(246)	$(291)	$1,763
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Provision for loan losses	—	1,061	(1,497)
Depreciation expense	742	789	824
Forgiveness of debt	—	—	(1,000)
Amortization, net of accretion on investments	153	266	151
Gains on sales of securities available-for-sale	(232)	(201)	(298)
(Gains) losses on sales of other real estate owned	(333)	26	(721)
Writedowns of other real estate owned	226	317	768
Net gain on sale of branches	(736)	—	—
(Gains) loss on sale of other assets	19	(6)	10
Decrease in accrued interest receivable	228	224	173
Increase in accrued interest payable	1,383	1,278	1,098
(Increase) decrease in other assets	1,491	1,708	(3,390)
Income (net of mortality costs) on cash value of life insurance	(317)	—	(347)
Decrease in other liabilities	22	(56)	(45)
Net cash provided by (used by) operating activities	2,400	5,115	(2,511)

Cash flows from investing activities:
Purchases of securities available-for-sale	(22,879)	(59,354)	(62,559)
Maturities and paydowns of securities available-for-sale	15,842	19,822	13,095
Proceeds from sales of securities available-for-sale	23,326	32,823	25,886
Net decrease in loans to customers	15,204	13,981	24,941
Net sales (purchases) of premises, furniture and equipment	(244)	(279)	68
Proceeds from sales of other real estate owned	10,042	7,311	12,104
Redemptions of nonmarketable equity securities	12	401	240
Net cash paid in branch sale	(23,933)	—	—
Net cash provided by investing activities	17,370	14,705	13,775

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction and savings accounts	7,188	7,033	(5,327)
Net decrease in time deposits	(33,458)	(21,740)	(24,490)
Net decrease in FHLB advances	—	(5,000)	—
Net increase in repurchase agreements	104	275	34
Sale of common stock	6	58	—
Net cash used by financing activities	(26,160)	(19,374)	(29,783)
Net increase (decrease) in cash and cash equivalents	(6,390)	446	(18,519)
Cash and cash equivalents, beginning of year	28,527	28,081	46,600
Cash and cash equivalents, end of year	$22,137	$28,527	$28,081

Supplemental information:
Cash paid for interest	$3,079	$3,776	$4,203
Cash paid for income taxes	$16	$78	$—

Supplemental noncash investing and financing activities:
Transfers of loans to other real estate owned	$4,058	$2,183	$17,659

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security, to institutional buyers in a pooled trust preferred issue. The trust preferred securities, which are reported on the consolidated balance sheet as junior subordinated debentures, generated proceeds of $6.0 million. As required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. We may defer these interest payments for up to 20 consecutive quarterly periods, although interest will continue to accrue on the trust preferred securities and interest on such deferred interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. At December 31, 2015, total accrued interest equaled $901 thousand. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is in March 2016. On February 29, 2015, the Company entered into a securities purchase agreement with the holder of the trust preferred securities, Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company intends to repurchase the trust preferred securities for $600,000, plus up to $25,000 in reimbursement of Alesco’s attorneys’ fees and other expenses. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction (described below). Refer to Note 11 to our Financial Statements for additional information on the outstanding trust preferred securities.

On March 6, 2009, as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T, having a liquidation preference of $1,000 per share (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. As of February 2011, the Federal Reserve Bank of Richmond has required the Company to defer dividend payments on the Series T Preferred Stock. As of December 31, 2015, the Company had $4.7 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 20 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. On February 29, 2016, the Company entered into a securities purchase agreement with the U.S. Treasury, pursuant to which the Company intends to repurchase all 12,895 shares of the Series T Preferred Stock for $128,950, plus up to $25,000 in reimbursement of the U.S. Treasury’s attorneys’ fees and other expenses. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction. Refer to Note 15 to our financial statements for additional information on the outstanding Series T Preferred Stock.

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes currently bear interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.9 million as of December 31, 2015. Effective as of September 16, 2015, the Company, the Bank, James R. Clarkson, Glenn Raymond Bullard, Ron Lee Paige, Sr., and Edward Lewis Loehr, Jr., the President and Chief Executive Officer, Senior Executive Vice President, Executive Vice President, and Chief Financial Officer of the Company and the Bank, respectively, entered into a class action settlement agreement in potential settlement of a putative class action lawsuit initiated by Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated debt notes. The class action lawsuit is seeking an unspecified amount of damages resulting from alleged wrongful conduct associated with purchases of the Company’s subordinated debt notes.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Presentation and Consolidation (continued) On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement, pursuant to which the Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, which will be paid from the settlement fund, in exchange for a full and complete release of all claims that were asserted or could have been asserted in the class action lawsuit. In addition, the Company has separately executed binding settlement agreements with all holders of subordinated promissory notes who opted out of the class action settlement and agreed to settle all other litigation relating to the subordinated promissory notes. Like the class action settlement, these settlements will be completed immediately upon the closing of the private placement transaction and will be in full satisfaction of the principal and interest owed on, and require the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. Refer to Note 12 to our Financial Statements for additional information on the outstanding subordinated promissory notes.

On August 7, 2015, the Bank consummated the sale of its Socastee, Windy Hill, and Carolina Forest branches, with total deposits of approximately $34.2 million and approximately $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of approximately $736 thousand to the Company, after closing costs.

On March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek Capital Partners VI, L.P. (“Castle Creek”) and certain other institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to issue shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $0.10 per share, and shares of a new series of convertible perpetual non-voting preferred stock, Series A, par value $0.01 per share, at a purchase price of $10.00 per share (the “Series A Preferred Stock”). The stock purchase agreement is subject to customary closing conditions, including receipt of necessary regulatory approvals or nonobjections for the repurchase or redemption of the Series T Preferred Stock, trust preferred securities, and subordinated promissory notes in each of the transactions described above. The Company intends to use the net proceeds of the private placement transaction to repurchase or redeem these senior securities and to recapitalize the Bank to support its operations and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Consent Order (as defined below).

Effective as of February 26, 2016, W. Jack McElveen, Jr. was appointed as chief credit officer of the Bank, to replace Glenn R. Bullard, who retired from his position as the Company’s and the Bank’s Senior Executive Vice President and Chief Credit Officer.

In connection with the comprehensive recapitalization of the Company and the Bank, on March 3, 2016, the board of directors of the Company announced that it has agreed to appoint Jan H. Hollar as the chief executive officer and a director of the Company and the Bank, effective as of the closing of the private placement transaction. On February 29, 2016, the Company and the Bank entered into an employment agreement, which will become effective upon the closing of the private placement transaction, pursuant to which Ms. Hollar will assume this role.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Presentation and Consolidation (continued) On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004 (the “Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. Receipt of this notice of default from the trustee does not affect the Company’s plans to repurchase the trust preferred securities under the securities purchase agreement.

Under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or Alesco, as the holder of not less than 25% of the trust preferred securities outstanding, declares such amounts due and payable by written notice to the Company. To date, the Company has not received such written notice from the trustee or Alesco. As of March 16, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million.

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

At December 31, 2015, 2014 and 2013, the investment in FHLB stock was $1.1 million, $1.2 million and $1.6 million, respectively. Also included in nonmarketable equities is investment in the Trust, which totaled $186 thousand at December 31, 2015, 2014 and 2013.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These concentrations of residential and commercial real estate loans and commercial and industrial non-real estate loans totaled $176.4 million and $27.9 million, respectively, at December 31, 2015, representing 84.24% and 13.32%, respectively, of gross loans receivable for the Company at December 31, 2015.

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

Income Taxes – The Company files a consolidated federal income tax return and separate company state income tax returns. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis. The Company accounts for income taxes based on two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions, if any.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes (continued) The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At December 31, 2015, 2014 and 2013, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

The private placement transaction discussed throughout this document has been structured to avoid being deemed a change in ownership under the IRS rules and the Company is continuing to work with its legal and accounting advisors to evaluate methods to preserve its deferred tax assets.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $60 thousand, $16 thousand and $19 thousand were included in the Company’s results of operations in other operating expenses for 2015, 2014 and 2013, respectively.

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

Comprehensive Income - Accounting principles generally require recognized income, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income and are also presented in a separate statement of comprehensive income. Accumulated other comprehensive income for the Company consists entirely of unrealized holding gains and losses on available for sale securities.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements (continued) In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases which will generally require most leases to be recognized on the balance sheet.  The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months.  Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases.  Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors.  The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations.  Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Risks and Uncertainties (continued) Additionally, the Company is subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between us and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our named executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) prohibition on providing tax gross-up provisions; and (5) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

In February 2005, the Bank purchased a $500 thousand 15-year renewable and convertible term life insurance policy through Banner Life Insurance Company on the life of James R. Clarkson, President and CEO. The Bank is both the owner and the beneficiary of this key person policy. The purpose of securing this policy was to provide the Bank with financial protection in the event of the unexpected death of Mr. Clarkson and better enable the Bank to attract a qualified replacement for Mr. Clarkson in such a situation. The Bank anticipates transferring this policy to Mr. Clarkson following his retirement, and he will assume payment obligations relating thereto.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and the CPP Warrant to the U.S. Treasury for $12.9 million pursuant to the CPP on March 6, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the U.S. Treasury.

Reclassifications - Certain captions and amounts in the 2014 and 2013 financial statements were reclassified to conform to the 2015 presentation. There was no effect on the net income/loss or retained deficit as previously reported.

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

The Bank’s previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches on August 7, 2015 resulted in a net gain of approximately $736 thousand on the transaction and a slight increase in the Bank’s capital ratios. Assuming completion of the private placement transaction, the Company will contribute approximately $38 million in additional capital to the Bank, which will satisfy the minimum capital ratios required under the Consent Order.

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 79.9% as of December 31, 2015.

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

Since 2011, the Company has attempted to raise capital in order to satisfy the Consent Order and has also sought other alternative options to improve the Bank’s financial condition, which has included significantly reducing expenses, shrinking the size of the Bank, selling assets, and exploring potential merger partners. We believe that we are currently in substantial compliance with the Consent Order except for the requirement to increase the Bank’s capital ratios to the levels noted above and that, upon the closing of the private placement transaction and the downstreaming of the approximately $38 million in additional capital to the Bank, we will be in substantial compliance with all of the terms of the Consent Order. Nevertheless, the determination of the Bank’s compliance will be made by the FDIC and the State Board, and we do not expect to be released from the Consent Order until completion of a full examination cycle following the closing of the private placement transaction, which may take 12 to 18 months. There can be no assurances that this will happen or that the Consent Order will be lifted in a timely manner if we do satisfy its requirements upon the closing of this private placement transaction. Until the Consent Order is lifted, we will be subject to limits on our growth and on hiring additional personnel, among other restrictions. In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations. Should we fail to comply with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

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

On August 18, 2014, the Federal Reserve Bank of Richmond informed the Company that it is required to repay two notes to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to these loans. The first note was originated on May 23, 2013 in the amount of $435,461 and accrued interest at prime. The second note originated on December 31, 2013 in the amount of $1,209,699 and also accrued interest at prime. The Company anticipates making a payment of approximately $1.8 million to the Bank shortly following the closing of the recapitalization.

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011, resulting in significant loan-related charge-offs and significantly deteriorating the Company and Bank capital positions. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at December 31, 2015 were $22.4 million compared to $31.3 million at December 31, 2014 and $35.6 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 6.19%, 7.43% and 8.19% as of December 31, 2015, 2014 and 2013, respectively. As a percentage of total loans, nonperforming loans were 4.18%, 5.02%, and 4.15% as of December 31, 2015, 2014 and 2013, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2016 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

The Company will also need to raise substantial additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2015, the Bank is categorized as significantly undercapitalized. The Bank would need $17.5 million to meet the definition of well-capitalized.

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

The Company has been deferring interest payments on its trust preferred securities since March 2011 and has deferred interest payments for 20 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which was March 15, 2016. A notice of default was received from the trustee on March 16, 2016, on which the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due and the Bank may be unable to remain in compliance with the Consent Order. In addition, the Company must first make interest payments under the subordinated notes, which are senior to the trust preferred securities. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. On February 29, 2015, the Company entered into a securities purchase agreement with the holder of the trust preferred securities, Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company intends to repurchase the trust preferred securities for $600,000, plus up to $25,000 in reimbursement of Alesco’s attorneys’ fees and other expenses. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND RECENT DEVELOPMENTS – continued

Recent Developments

On August 7, 2015, the Bank consummated the previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, which included deposits of $34.2 million and $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of $736 thousand to the Bank, after $167 thousand in expenses related to data processing and sales analysis. The sale consisted of the following (in thousands):

Assets
Cash	$23,933
Loans receivable	5,728
Premises and equipment	3,877
Reduction to assets	33,538
Liabilities
Transaction and savings deposits	20,866
Time deposits	13,370
Accrued interest payable	8
Other accrued liabilities	30
Reduction to liabilities	34,274
Net gain on sale of branches	$736

The gain is included in net gains (losses) on sales of assets in the consolidated financial statements.

NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2015, 2014 and 2013, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)
December 31, 2015
Government-sponsored enterprises	$36,720	$—	$(688)	$36,032
Mortgage-backed securities	53,368	54	(977)	52,445
Obligations of state and local governments	1,221	5	(2)	1,224
Total	$91,309	$59	$(1,667)	$89,701

December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
Obligations of state and local governments	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

December 31, 2013
Government-sponsored enterprises	$60,628	$—	$(5,553)	$55,075
Mortgage-backed securities	37,731	167	(864)	37,034
Obligations of state and local governments	2,516	113	(136)	2,493
Total	$100,875	$280	$(6,553)	$94,602

The following is a summary of maturities of securities available-for-sale as of December 31, 2015. The amortized cost is based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
December 31, 2015	One Year	Five Years	Ten Years	Years	Total	Value
Government sponsored enterprises	$—	$396	$7,024	$29,300	$36,720	$36,032
Mortgage-backed securities	—	—	5,641	47,727	53,368	52,445
Obligations of state and local governments	—	—	619	602	1,221	1,224
Total	$—	$396	$13,284	$77,629	$91,309	$89,701

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

December 31, 2015	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$31,489	$(558)	$4,543	$(130)	$36,032	$(688)
Mortgage-backed securities	28,024	(354)	17,008	(623)	45,032	(977)
Obligations of state and local governments	617	(2)	—	—	617	(2)
Total	$60,130	$(914)	$21,551	$(753)	$81,681	$(1,667)

December 31, 2014	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
Obligations of state and local governments	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

December 31, 2013	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$47,311	$(4,433)	$7,764	$(1,120)	$55,075	$(5,553)
Mortgage-backed securities	17,826	(471)	7,373	(393)	25,199	(864)
Obligations of state and local governments	552	(67)	568	(69)	1,120	(136)
Total	$65,689	$(4,971)	$15,705	$(1,582)	$81,394	$(6,553)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2015, the Company had three government-sponsored enterprise securities and sixteen mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At December 31, 2015, 2014 and 2013, investment securities with a book value of $36.7 million, $42.8 million, and $40.1 million, respectively, and a market value of $36.1 million, $42.2 million and $36.8 million, respectively, were pledged to secure deposits and for other banking purposes as required or permitted by law.

Proceeds from sales of available-for-sale securities were $23.3 million, $32.8 million and $25.9 million for the years ended December 31, 2015, 2014, and 2013 respectively. Gross realized gains and losses on sales of available for sale securities for the years ended were as follows:

		Years ended
(Dollars in thousands)		December 31,
	2015	2014	2013
Gross realized gains	$232	$269	298
Gross realized losses	—	(68)	—
Net gain	$232	$201	$298

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO

Loans consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014	2013

Residential	$75,081	$84,568	$84,335
Commercial Real Estate	101,291	113,852	130,450
Commercial	27,881	30,894	33,711
Consumer	5,114	6,229	7,928
Total gross loans	$209,367	$235,543	$256,424

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

	For the Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Beginning balance	$3,857	$3,088	$2,867
New loans and advances	397	1,785	1,195
Repayments	(1,032)	(1,016)	(974)
Ending balance	$3,222	$3,857	$3,088

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

The following tables detail the activity within our allowance for loan losses as of and for the years ended December 31, 2015, 2014 and 2013, by portfolio segment:

December 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(539)	(1,212)	(81)	(501)	(2,333)
Recoveries	200	727	37	183	1,147
Provision	694	(563)	(61)	(70)	—
Ending balance	$952	$2,543	$80	$1,026	$4,601

Ending balances:
Individually evaluated for impairment	$137	$396	$10	$560	$1,103
Collectively evaluated for impairment	$815	$2,147	$70	$466	$3,498

Loans receivable:

Ending balance, total	$27,881	$101,291	$5,114	$75,081	$209,367

Ending balances:
Individually evaluated for impairment	$2,727	$21,582	$134	$9,418	$33,861
Collectively evaluated for impairment	$25,154	$79,709	$4,980	$65,663	$175,506

December 31, 2014
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$1,020	$5,312	$144	$2,967	$9,443
Charge-offs	(1,068)	(4,646)	(343)	(974)	(7,031)
Recoveries	549	1,117	38	610	2,314
Provision	96	1,808	346	(1,189)	1,061
Ending balance	$597	$3,591	$185	$1,414	$5,787

Ending balances:
Individually evaluated for impairment	$151	$1,008	$11	$737	$1,907
Collectively evaluated for impairment	$446	$2,583	$174	$677	$3,880

Loans receivable:

Ending balance, total	$30,894	$113,852	$6,229	$84,568	$235,543

Ending balances:
Individually evaluated for impairment	$3,644	$25,146	$175	$12,418	$41,383
Collectively evaluated for impairment	$27,250	$88,706	$6,054	$72,150	$194,160

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2015, 2014 and 2013.

December 31, 2015
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$321	$110	$1	$432	$27,449	$27,881	$139
Commercial real estate:
Construction	25	—	3,186	3,211	27,321	30,532	3,384
Other	973	—	3,046	4,019	66,740	70,759	3,895
Real Estate:
Residential	2,887	142	948	3,977	71,104	75,081	1,314
Consumer:
Other	108	18	10	136	4,395	4,531	10
Revolving credit	4	—	—	4	579	583	—
Total	$4,318	$270	$7,191	$11,779	$197,588	$209,367	$8,742

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

At December 31, 2014, one residential real estate loan in the amount of $170 thousand was past due more than 90 days and still accruing interest. There were no loans outstanding 90 days or more and still accruing interest at December 31, 2015 or 2013.

The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31:

December 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$27,881	$101,291	$5,114	$75,081	$209,367

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

Loans graded one through four are considered “pass” credits. As of December 31, 2015, $149.3 million, or 71.3% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower and to monitor continued performance of upgraded previously classified credits.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2015, loans with a credit grade of “watch” and “special mention” totaled $26.2 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard”, “doubtful”, and “loss” are considered classified credits. At December 31, 2015, classified loans totaled $33.9 million, with $30.5 million being collateralized by real estate. This amount included $29.1 million in TDRs, of which $23.6 million were considered to be performing at December 31, 2015. Classified credits are evaluated for impairment on a quarterly basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

The Company identifies impaired loans through its normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less selling costs, if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs), an impairment is recognized by establishing or adjusting an existing allocation of the allowance, or by recording a partial charge-off of the loan to its fair value. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve, if any.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures, however, it is policy to individually evaluate for impairment all loans with a credit grade of “substandard”, “doubtful”, and “loss” that have an outstanding balance of $50 thousand or greater, and all loans with a credit grade of “special mention” that have outstanding principal balance of $100 thousand or greater.

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2015, the recorded investment in impaired loans was $33.9 million, compared to $41.4 million and $45.7 million at December 31, 2014 and 2013, respectively.

The following chart details our impaired loans, which includes (“TDRs”) totaling $29.1 million, $33.2 million and $31.5 million, by category as of December 31, 2015, 2014 and 2013, respectively:

December 31, 2015
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,070	$1,339	$-	$1,319	$72
Commercial real estate	17,180	22,037	-	18,989	722
Residential	4,016	4,338	-	4,936	137
Consumer	68	68	-	84	7
Total:	$22,334	$27,782	$-	$25,328	$938

With an allowance recorded:

Commercial	1,657	1,657	137	1,729	79
Commercial real estate	4,402	4,402	396	4,461	207
Residential	5,402	5,443	560	5,445	215
Consumer	66	66	10	66	3
Total:	$11,527	$11,568	$1,103	$11,701	$504

Total:
Commercial	2,727	2,996	137	3,048	151
Commercial real estate	21,582	26,439	396	23,450	929
Residential	9,418	9,781	560	10,381	352
Consumer	134	134	10	150	10
Total:	$33,861	$39,350	$1,103	$37,029	$1,442

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. We generally only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.

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

The following is a summary of information pertaining to our TDRs:

	December 31,
(Dollars in thousands)	2015	2014	2013

Nonperforming TDRs	$5,449	$5,013	$6,443
Performing TDRs:
Commercial	2,565	2,942	3,496
Commercial real estate	13,883	17,499	14,673
Residential	7,059	7,537	6,690
Consumer	106	175	151
Total performing TDRs	23,613	28,153	25,010
Total TDRs	$29,062	$33,166	$31,453

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN PORTFOLIO - continued

The following table summarizes how loans that were considered TDRs were modified during the years indicated:

For the Year Ended December 31, 2015
(Dollars in thousands)

	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	6	$475	$475	—	$—	$—
Residential	8	755	714	2	412	372
Commercial	3	272	191	—	—	—
Consumer	3	13	13	—	—	—
Total	20	$1,515	$1,393	2	$412	$372

For the Year Ended December 31, 2014
(Dollars in thousands)

	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	25	$6,016	$5,837	1	$36	$36
Residential	19	3,171	2,992	3	518	518
Commercial	5	455	455	—	—	—
Consumer	2	31	31	—	—	—
Total	51	$9,673	$9,315	4	$554	$554

For the Year Ended December 31, 2013
(Dollars in thousands)

	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	4	$1,309	$1,309	—	$—	$—
Residential	6	1,401	1,401	—	—	—
Commercial	12	636	636	—	—	—
Consumer	5	84	84	—	—	—
Total	27	$3,430	$3,430	—	$—	$—

(1)	Loans past due 90 days or more are considered to be in default.

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2015	2014	2013
Commitments to extend credit	$21,318	$27,017	$29,836
Standby letters of credit	257	247	361

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014	2013
Land	$4,464	$7,099	$7,099
Buildings and land improvements	14,301	16,082	16,134
Furniture and equipment	7,557	7,874	7,608
Leasehold improvements	40	65	65
	26,362	31,120	30,906
Less accumulated depreciation	(10,445)	(10,828)	(10,104)
Premises, furniture and equipment, net	$15,917	$20,292	$20,802

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $742 thousand, $789 thousand, and $824 thousand, respectively. As discussed in Note 2, in August 2015, the Bank sold three branches which reduced land and buildings and land improvements by approximately $3.9 million.

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Balance, beginning of year	$19,501	$24,972	$19,464
Additions	4,058	2,183	17,659
Sales	(9,709)	(7,337)	(11,383)
Write-downs	(226)	(317)	(768)
Balance, end of period	$13,624	$19,501	$24,972

NOTE 8 - OTHER ASSETS

Other assets consisted of the following at December 31:

(Dollars in thousands)	2015	2014	2013
Prepaid expenses and insurance	$406	$736	$471
Unamortized software	55	52	29
Receivable from sale of other real estate owned	—	—	3,348
Proceeds due from life insurance	—	1,208	—
Other	533	508	358
Total	$994	$2,504	$4,206

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPOSITS

At December 31, 2015, the scheduled maturities of time deposits were as follows (in thousands):

Maturing in:	Amount
Less than one year	$85,676
One to three years	81,307
Three to ten years	6,988
Beyond ten years	—
$173,971

Time deposits in excess of the FDIC insurance limit of $250 thousand were $3.7 million, $6.8 million, $10.1 million as of December 31, 2015, 2014, and 2013, respectively.

Overdrawn transaction accounts in the amount of $24 thousand, $17 thousand and $41 thousand were classified as loans as of December 31, 2015, 2014 and 2013, respectively.

Brokered deposits were $14.1 million and $18.6 million as of December 31, 2014 and 2013, respectively. The Bank did not have any brokered deposits at December 31, 2015.

Related party deposits by directors including their affiliates and executive officers totaled approximately $552 thousand, $1.4 million and $589 thousand at December 31, 2015, 2014 and 2013, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2015:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$17,000

As of December 31, 2015 we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At December 31, 2015, the Company had pledged as collateral for FHLB advances approximately $4.6 million of one-to-four family first mortgage loans, $3.4 million of commercial real estate loans, $9.4 million in home equity lines of credit, and $16.1 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.1 million. The Company has $8.5 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of December 31, 2015, scheduled principal reductions include $12.0 million in 2018, and $5.0 million in 2019.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the trust preferred securities since February 2011 and as a result, the Company has deferred interest payments in the amount of approximately $901 thousand as of December 31, 2015. All of the deferred interest, including interest accrued on such deferred interest, was due and payable at the end of the applicable deferral period, which was March 15, 2016.

On February 29, 2016, the Company entered into a securities purchase agreement with Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company will repurchase all of its floating rate trust preferred securities issued through its subsidiary, HCSB Financial Trust I, for an aggregate cash payment of $600,000, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25,000. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. The securities purchase agreement is subject to closing conditions, including regulatory approval of the transaction. Alesco has the right, but not the obligation, to terminate the securities purchase agreement in the event that any closing condition is not satisfied within 45 days of the date of the securities purchase agreement. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction. However, if we are unable to close the repurchase in a timely manner, because the Company is in default under the terms of the Indenture related to the trust preferred securities, the trustee or Alesco, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. As of March 16, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million. The trust preferred securities are junior to the subordinated notes, so even if the entire principal and unpaid interest amounts of the trust preferred securities immediately is declared due and payable, the trust preferred securities cannot be repaid prior to repayment of the subordinated promissory notes. However, if the trustee or Alesco declares the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable, we could be forced into involuntary bankruptcy.

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004, by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. Receipt of this notice of default from the trustee does not affect the Company’s plans to repurchase the trust preferred securities under the securities purchase agreement.

Under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or Alesco, as the holder of not less than 25% of the trust preferred securities outstanding, declares such amounts due and payable by written notice to the Company. To date, the Company has not received such written notice from the trustee or Alesco. As of March 16, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $7.1 million.

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

The Federal Reserve Bank of Richmond has prohibited the Company from paying interest due on the subordinated notes since October 2011 and, as a result, the Company has deferred interest payments in the amount of approximately $4.9 million as of December 31, 2015.

Effective as of September 16, 2015, the Company, the Bank, and certain other defendants entered into a class action settlement agreement in potential settlement of the putative class action lawsuit initiated by three holders of the Company’s subordinated promissory notes, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated promissory notes, with respect to alleged wrongful conduct associated with purchases of the subordinated promissory notes, including fraud, violation of state securities statutes, and negligence. On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement.

The Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, in exchange for a full and complete release of all claims that were asserted or could have been asserted in the class action lawsuit. The Company will also separately pay the approved attorneys’ fees, costs, and expenses of class counsel up to an aggregate of $250,000. The Company must receive the necessary regulatory approvals or nonobjections before any payments may be made from the settlement fund. Assuming these regulatory approvals or nonobjections are received, the Company anticipates that it will fund the settlement fund promptly following the closing of the private placement transaction.

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

Future minimum lease payments are expected to be approximately $12,564 per year for the next two years.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2015, the Company is being investigated related to the sale of senior subordinated debentures in 2010 and has received subpoenas from the United States Attorney for the District of South Carolina, the South Carolina Attorney General and the Securities and Exchange Commission. The Company has fully responded to all of the subpoenas and provided testimony.

The Company is also involved in litigation by certain subordinated debenture holders alleging misuse of the funds and wrongful conduct among other allegations in the issuance of the subordinated debentures.

In 2012, certain investors, seeking class action treatment, filed suit against the Company alleging sale of its common stock without disclosure of material financial information.

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

The Federal Reserve Bank of Richmond informed the Company that it is required to repay two notes to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to these loans. The first note was originated on May 23, 2013 in the amount of $435,461 and accrued interest at prime. The second note originated on December 31, 2013 in the amount of $1,209,699 and also accrued interest at prime. The Company anticipates making a payment of approximately $1.8 million to the Bank shortly following the closing of the recapitalization.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHAREHOLDERS’ EQUITY - continued

As of February 2011, the Federal Reserve Bank of Richmond, the Company’s primary federal regulator, has required the Company to defer dividend payments on the 12,895 shares of the Series T Preferred Stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T Preferred Stock. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of December 31, 2015, the Company had $4.7 million of deferred dividend payments due on the Series T Preferred Stock. Because the Company has deferred these 20 payments, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full. In addition, whenever dividends payable on the shares of the Series T Preferred Stock have been deferred for an aggregate of six or more quarterly dividend periods, the holders of the preferred stock have the right to elect two directors to fill newly created directorships at the Company’s next annual meeting of the shareholders. As a result of the Company’s deferral of dividend payments on the Series T Preferred Stock, the U.S. Treasury, the current holder of all 12,895 shares of the Series T Preferred Stock, requested the Company’s non-objection to appoint a representative to observe monthly meetings of the Company’s Board of Directors. The Company granted the U.S. Treasury’s request and a representative of the U.S. Treasury has attended the Company’s monthly board meetings since June 2012. As of the date of this report, the U.S. Treasury has not notified the Company whether it intends to elect two directors to fill newly created directorships at the Company’s 2016 annual meeting of the shareholders. The Company has never paid a cash dividend, but as a result of the Company’s financial condition and these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company has not been permitted to pay a dividend on its common stock since 2009.

On February 29, 2016, the Company entered into a securities purchase agreement with the U.S. Treasury, pursuant to which the Company will repurchase all 12,895 shares of the Series T Preferred Stock for $128,950, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S. Treasury not to exceed $25,000. The U.S. Treasury also agreed to waive any and all unpaid dividends on the Series T Preferred Stock and to cancel the CPP Warrant. The securities purchase agreement contains customary representations and warranties of the Company and is subject to closing conditions, including the closing of the private placement transaction and regulatory approval of the transaction. The securities purchase agreement may be terminated by mutual agreement of the Company and the U.S. Treasury and may also be terminated by either party in the event that the transaction does not close on or before April 15, 2016. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of December 31, 2015, the Bank was classified as “significantly undercapitalized;” therefore, it is prohibited under FDICIA from paying dividends until it increases its capital levels. In addition, even if it increases its capital levels, under the terms of the Consent Order, the Bank is prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board. Further, as a result of the Company’s deferral of dividend payments on the 12,895 shares of Series T Preferred Stock and interest payments on the $6.0 million of trust preferred securities, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CAPITAL REQUIREMENTS

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

At December 31, 2015, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. As a result, over the last several years, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order, which requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets, while also searching for additional capital or a potential merger partner.

On March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other investors, pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to issue shares of the Company’s common stock and shares of newly-created Series A Preferred Stock. We intend to downstream approximately $38.0 million of the proceeds from the private placement transaction to the Bank as additional capital, which would satisfy the minimum capital levels required under the Consent Order and otherwise return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2015. Proceeds from the private placement transaction will also be used to repurchase or redeem the outstanding Series T Preferred Stock, trust preferred securities, and the subordinated promissory notes. As noted above, we have entered into securities purchase agreements with respect to the Series T Preferred Stock and trust preferred securities and the class action settlement agreement with the respect to the subordinated promissory notes has received final court approval. Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for each of the repurchases or redemptions. We currently anticipate that the private placement transaction will close in April 2016. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

If we cannot close the private placement transaction, or otherwise find a merger partner or raise additional capital to meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we may be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our shareholders, our subordinated debt holders, and our other securities holders will lose their investments in the Company. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual			Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount	Ratio	Amount		Ratio

December 31, 2015
The Company
Total Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%		$20,537	8.00%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%		$10,269	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$(10,642)	(2.87)%		$14,831	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$15,402	5.92%		$20,802	8.00%		$26,002	10.00%
Tier I Capital (to Risk-Weighted Assets)	$12,135	4.67%		$15,601	6.00%		(1)	(1)
Tier I Capital (to Average Assets)	$12,135	3.28%		$14,819	4.00%		$29,639	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$12,135	4.67%		$11,701	4.50%	$	N/A	N/A

December 31, 2014
The Company
Total Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%		$23,031	8.00%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%		$11,516	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$(10,402)	(2.36)%		$17,614	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$14,533	5.05%		$23,008	8.00%		$28,760	10.00%
Tier I Capital (to Risk-Weighted Assets)	$10,911	3.79%		$11,504	4.00%		(1)	(1)
Tier I Capital (to Average Assets)	$10,911	2.53%		$17,255	4.00%		$34,510	8.00%

December 31, 2013
The Company
Total Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%		$25,512	8.00%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,169)	(3.19)%		$12,756	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$(10,169)	(2.23	) %	$18,242	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$13,842	4.34%		$25,505	8.00%		$31,881	10.00%
Tier I Capital (to Risk-Weighted Assets)	$9,789	3.07%		$12,753	4.00%		(1)	(1)
Tier I Capital (to Average Assets)	$9,789	2.17%		$18,067	4.00%		$36,135	8.00%

(1)	Minimum capital amounts and ratios presented are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RETIREMENT AND BENEFITS

Trustee Retirement Savings Plan - The Bank has a trustee retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to contribute up to 15% of their annual compensation. At its discretion, the Bank can make matching contributions up to 4% of the participants’ compensation. In an effort to reduce expenses, the Bank made no contributions to employee 401(k) plans in 2015, 2014 or 2013. The Bank has adopted a plan to make matching contributions up to 2% of participant compensation beginning in 2016.

Directors Deferred Compensation Plan - The Company has a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has also purchased life insurance contracts on each of the participating directors. All active directors have relinquished the right to their deferred directors’ fees. At December 31, 2015, 2014 and 2013, $25 thousand, $37 thousand and $49 thousand, respectively, of deferred directors’ fees relating to retired directors were included in other liabilities.

NOTE 18 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$(1,758)	$(1,403)	$911

Weighted average common shares outstanding - basic	3,823,244	3,770,355	3,738,337

Basic income (loss) per common share	$(0.46)	$(0.37)	$0.24

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(1,758)	$(1,403)	$911

Weighted average common shares outstanding - basic	3,823,244	3,770,355	3,738,337

Incremental shares	—	—	—

Average common shares outstanding - diluted	3,823,244	3,770,355	3,738,337

Diluted income (loss) per common share	$(0.46)	$(0.37)	$0.24

For the years ended December 31, 2015, 2014 and 2013, there were 91,714 common stock equivalents outstanding associated with the CPP Warrant. These common stock equivalents were not included in the diluted income per share computation for 2013 because their exercise price exceeded the market value of the Company’s stock. For the years ended December 31, 2015 and 2014, the common stock equivalents were not included in the diluted loss per share computation because their effect would have been anti-dilutive.

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

There were no stock options outstanding as of December 31, 2015, 2014 or 2013.

Restricted stock awards included in the Stock Plan vest after the first three consecutive periods during which the Bank’s return on average assets (“ROAA”) averages 1.15%. There were no awards outstanding as of December 31, 2015, 2014 or 2013.

Following the closing of the private placement transaction, the board of directors anticipates adopting an appropriate equity incentive plan in which the Company’s and the Bank’s employees will be eligible to participate. While the specific terms of this equity plan have yet to be finalized, we anticipate that the plan will allow for issuance of stock options, restricted stock and restricted stock units in an amount not to exceed 30,000,000 shares, or approximately 6.6% of the number of shares anticipated to be issued in the private placement transaction (on an as-converted basis). The board plans to submit the plan to shareholders for approval at the upcoming 2016 annual shareholders meeting.

NOTE 20 - OTHER EXPENSES

Other expenses are summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Stationery, printing, and postage	$290	$275	$318
Dues and subscriptions	69	59	72
Telephone	186	202	204
Director and officer insurance	196	212	486
ATM services	11	27	115
Appraisal fee expense	84	123	140
Accountant fees	267	277	84
Legal fees	853	697	1,875
Marketing	60	16	19
Consulting fees	314	112	186
Courier services	55	51	58
Other	702	864	755
Total	$3,087	$2,915	$4,312

NOTE 21 - INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Currently payable:
Federal	$—	$—	$—
State	27	78	—
Total current	27	78	—
Deferred income taxes	—	—	—
Income tax expense	$27	$78	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - INCOME TAXES - continued

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2015	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,564	$1,968	$3,211
Net unrealized losses on securities available-for-sale	595	313	2,321
Net capitalized loan costs	24	23	25
Net operating loss	20,253	19,572	16,751
Deferred compensation	8	13	17
Nonaccruing interest	332	232	241
Tax credits	241	259	276
Other real estate owned	265	655	638
Loss on equity securities	1	1	43
Other	12	8	5
Total deferred tax assets	23,295	23,044	23,528
Valuation Allowance	(22,474)	(21,971)	(22,361)
Total net deferred tax assets	821	1,073	1,167

Deferred tax liabilities:
Accumulated depreciation	(817)	(965)	(1,046)
Gain on sale of real estate	—	—	(73)
Prepaid expenses	(4)	(108)	(48)
Total deferred tax liabilities	(821)	(1,073)	(1,167)
Net deferred tax asset	$—	$—	$—

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed up to a two-year carryback and a twenty year carryforward of these timing items. A valuation allowance is established if it is more likely than not that the tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to the net realizable value. As of December 31, 2015, 2014 and 2013, management had established a full valuation allowance of $22.5 million, $22.0 million and $22.4 million, respectively, to reflect the portion of the deferred income tax asset that was not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences. When the Company generates future taxable income, it will be able to reevaluate the amount of the valuation allowance.

The Company has federal net operating loss carryforwards of $58.7 million, $56.8 million and $48.6 million for income tax purposes as of December 31, 2015, 2014 and 2013, respectively. These net operating losses will begin to expire in the year 2030. HCSB Financial Corporation has South Carolina net operating loss carryforwards of $9.4 million, $7.9 million and $6.5 million for income tax purposes as of December 31, 2015, 2014 and 2013, respectively. These net operating losses cannot offset Bank income and will begin to expire in the year 2019.

The Company has analyzed the tax position taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2012 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Tax benefit at statutory rate	$(74)	$(73)	$599
State income tax, net of federal income tax benefit	18	52	—
Tax-exempt interest income	—	(5)	(16)
Bank owned life insurance	(108)	(113)	—
Life insurance proceeds	—	(315)	—
Valuation allowance	220	542	(473)
Other	(29)	(10)	(110)

Income tax expense	$27	$78	$—

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2015, the Company had no available lines of credit, however the Company may utilize its unpledged securities, if liquidity needs should arise. At December 31, 2015, investment securities with a book value of $54.6 million and a market value of $53.6 million were not pledged.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2015			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$22,137	$22,137	$22,137	$—	$—
Securities available-for-sale	89,701	89,701	—	89,701	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans, net	204,766	204,975	—	—	204,975

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	156,860	156,860	156,860	—	—
Certificates of deposit	173,971	174,964	—	174,964	—
Repurchase agreements	1,716	1,716	—	1,716	—
Advances from the Federal Home Loan Bank	17,000	17,108	—	17,108	—
Subordinated debentures	11,062	*	—	—	—
Junior subordinated debentures	6,186	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$21,318	n/a
Standby letters of credit	257	n/a

*	The Company is unable to determine this value.

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

Other Real Estate Owned - Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of OREO is generally based on judgment and therefore is classified as nonrecurring Level 3.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Government sponsored enterprises	$36,032	$—	$36,032	$—
Mortgage-backed securities	52,445	—	52,445	—
Obligations of state and local governments	1,224	—	1,224	—
Total	$89,701	$—	$89,701	$—

December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

December 31, 2013
Assets:
Government sponsored enterprises	$55,075	$—	$55,075	$—
Mortgage-backed securities	37,034	—	37,034	—
Obligations of state and local governments	2,493	—	2,493	—
Total	$94,602	$—	$94,602	$—

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

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Impaired loans, net of valuation allowance	$32,758	$—	$—	$32,758
Other real estate owned	13,624	—	—	13,624
Total	$46,382	$—	$—	$46,382

December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

December 31, 2013
Assets:
Impaired loans, net of valuation allowance	$41,883	$—	$—	$41,883
Other real estate owned	24,972	—	—	24,972
Total	$66,855	$—	$—	$66,855

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)	December 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$2,590	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.77%	)

Commercial real estate	21,186	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-32.33%
		Flows	Independent quotes	(10.23%	)

Residential	8,858	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(9.90%	)

Consumer	124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

Other real estate owned	13,624	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)	December 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,493	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-68.05%
		Flows	Independent quotes	(25.71%	)

Commercial real estate	24,138	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.80%	)

Residential	11,681	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-47.31%
		Flows	Independent quotes	(7.31%	)

Consumer	164	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

Other real estate owned	19,501	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

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

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$3,728	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(3.84%	)

Commercial real estate	27,085	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-52.00%
		Flows	Independent quotes	(14.93%	)

Residential	10,865	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-47.31%
		Flows	Independent quotes	(10.45%	)

Consumer	205	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-7.00%
		Flows	Independent quotes	(4.50%	)

Other real estate owned	24,972	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation (Parent Company Only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014	2013
Assets
Cash	$5	$26	$59
Investment in banking subsidiary	10,527	10,066	3,516
Investment in trust	186	186	186
Other assets	111	123	136
Total assets	$10,829	$10,401	$3,897

Liabilities and shareholders’ equity
Accrued interest payable-subordinated debentures	$4,925	$3,685	$2,553
Accrued interest payable-junior subordinated debentures	901	714	536
Subordinated debentures	11,062	11,062	11,062
Junior subordinated debentures	6,186	6,186	6,186
Other liabilities	5	1	2
Total liabilities	23,079	21,648	20,339

Shareholders’ deficit	(12,250)	(11,247)	(16,442)
Total liabilities and shareholder’s deficit	$10,829	$10,401	$3,897

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Income
Forgiveness of debt	$—	$—	$1,000

Expenses
Interest expense on subordinated debentures	1,240	1,132	1,081
Interest expense on junior subordinated debentures	186	178	186
Other expenses	44	104	39
	1,470	1,414	1,306
Loss before income taxes, and equity in undistributed gains of banking subsidiary	(1,470)	(1,414)	(306)

Income tax expense	—	—	—

Equity in undistributed gains of banking subsidiary	1,224	1,123	2,069

Net income (loss)	$(246)	$(291)	$1,763

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(246)	$(291)	$1,763
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Forgiveness of debt	—	—	(1,000)
Equity in undistributed gains of banking subsidiary	(1,224)	(1,123)	(2,069)
Decrease in other assets	12	13	13
Increase in accrued interest payable and other liabilities	1,431	1,310	1,266
Net cash used by operating activities	(27)	(91)	(27)

Cash flows from financing activities:
Sale of common stock	6	58	—
Net cash provided by financing activities	6	58	—

Net decrease in cash	(21)	(33)	(27)
Cash and cash equivalents, beginning of year	26	59	86
Cash and cash equivalents, end of year	$5	$26	$59

NOTE 25 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued, and the following subsequent events occurred requiring accruals or disclosures that are not otherwise disclosed herein.

On February 29, 2016, the Company entered into a securities purchase agreement with the U.S. Treasury, pursuant to which the Company will repurchase all 12,895 shares of the Series T Preferred Stock for $128,950, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S. Treasury not to exceed $25,000. The U.S. Treasury also agreed to waive any and all unpaid dividends on the Series T Preferred Stock and to cancel the CPP Warrant. The securities purchase agreement contains customary representations and warranties of the Company and is subject to closing conditions, including the closing of the private placement transaction and regulatory approval of the transaction. The securities purchase agreement may be terminated by mutual agreement of the Company and the U.S. Treasury and may also be terminated by either party in the event that the transaction does not close on or before April 15, 2016. The Company anticipates that the closing of this repurchase will occur immediately following the closing of the private placement transaction.

On March 2, 2016, the Company entered into a stock purchase agreement with Castle Creek and certain other investors, pursuant to which the Company expects to raise a total of $45 million in a private placement transaction and to issue shares of the Company’s common stock and shares of newly-created Series A Preferred Stock. We intend to downstream approximately $38.0 million of the proceeds from the private placement transaction to the Bank as additional capital, which would satisfy the minimum capital levels required under the Consent Order and otherwise return the Bank to “well capitalized” under regulatory guidelines on a pro forma basis as of December 31, 2015. Proceeds from the private placement transaction will also be used to repurchase or redeem the outstanding Series T Preferred Stock, trust preferred securities, and the subordinated promissory notes. As noted above, we have entered into securities purchase agreements with respect to the Series T Preferred Stock and trust preferred securities and the class action settlement agreement with the respect to the subordinated promissory notes has received final court approval. Closing of the private placement transaction is subject to the receipt of the necessary regulatory approvals or nonobjections for each of the repurchases or redemptions. We currently anticipate that the private placement transaction will close in April 2016. There are no assurances that we will receive the necessary regulatory approvals or nonobjections or otherwise be able to close the private placement transaction.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – SUBSEQUENT EVENTS - continued

On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement, pursuant to which the Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, which will be paid from the settlement fund, in exchange for a full and complete release of all claims that were asserted or could have been asserted in the class action lawsuit. In addition, the Company has separately executed binding settlement agreements with all holders of subordinated promissory notes who opted out of the class action settlement and agreed to settle all other litigation relating to the subordinated promissory notes. Like the class action settlement, these settlements will be completed immediately upon the closing of the private placement transaction and will be in full satisfaction of the principal and interest owed on, and require the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes.

Effective as of February 26, 2016, W. Jack McElveen, Jr. was appointed as chief credit officer of the Bank, to replace Glenn R. Bullard, who retired from his position as the Company’s and the Bank’s Senior Executive Vice President and Chief Credit Officer.

In connection with the comprehensive recapitalization of the Company and the Bank, on March 3, 2016, the board of directors of the Company announced that it has agreed to appoint Jan H. Hollar as the chief executive officer and a director of the Company and the Bank, effective as of the closing of the private placement transaction. On February 29, 2016, the Company and the Bank entered into an employment agreement, which will become effective upon the closing of the private placement transaction, pursuant to which Ms. Hollar will assume this role.

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004, by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. Receipt of this notice of default from the trustee does not affect the Company’s plans to repurchase the trust preferred securities under the securities purchase agreement.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

We currently have six directors serving on the boards of each of the Company and the Bank, with one vacant seat on each board.  Following the closing of the private placement transaction, we anticipate having a board of directors of seven directors for each of the Company and the Bank, including three of the existing directors, Ms. Hollar, a director appointed by Castle Creek, and two directors appointed or recommended by other investors.  Prior regulatory approval must be obtained prior to the appointment of any new director.

The following provides information regarding each of our current directors and Ms. Hollar, including their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board’s conclusion that such person should serve as a director for the Company. Each of the following directors is also, or in the case of Ms. Hollar, will be, a director of our Bank:

James R. Clarkson, 64, has served as President, Chief Executive Officer and director of the Company since its formation in 1999 and of the Bank since 1987 Mr. Clarkson received his B.A. degree in Economics from Clemson University in 1973. He is a 1985 graduate of the Graduate School of Banking at Louisiana State University, where he presently serves on the faculty. Mr. Clarkson is also an instructor and a course coordinator for the South Carolina Bankers School and past chairman of the school. He presently serves as a director of Horry Telephone Cooperative, Inc., and Trustee of the South Carolina Bankers Employee Benefit Trust. Mr. Clarkson’s intimate understanding of the Company’s business and organization, substantial leadership ability, banking industry expertise, knowledge of financial reporting requirements of public companies, and business and personal ties to the Bank’s market areas enhance his ability to contribute as a director.

Michael S. Addy, 64, has been President of Addy’s Harbor Dodge, Inc. and MSA, Inc. in Myrtle Beach, S.C., since 1990, and is Managing Member of Addy’s Limited Liability Company. Mr. Addy received his B.S. degree in Business Administration from the University of South Carolina in 1973. He is a member of the Myrtle Beach Sertoma Club. Mr. Addy has served as a director of the Company and of the Bank since 2006. His leadership experience and business and personal ties to the Bank’s Myrtle Beach market area enhance his ability to contribute as a director. Mr. Addy currently serves as Chairman of the board of directors of both the Company and the Bank.

D. Singleton Bailey, 65, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Bailey has been the President of Loris Drug Store, Inc., located in Loris, S.C. since 1988. He received a B.A. degree in sociology from Wofford College in 1972. Mr. Bailey now serves as the Vice Chairman and Secretary of the board of directors of the Company and the Bank. Mr. Bailey’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve.

Clay D. Brittain, III, 61, has served as a director of the Company and of the Bank since 2002. Mr. Brittain received his B.A. degree in Economics from Wofford College in 1977 and received his Juris Doctorate from the University of South Carolina Law School in 1980. He is an attorney in the firm of Thomas & Brittain, PA in Myrtle Beach, S.C. Mr. Brittain served as a director of United Carolina Bank of South Carolina until April 1997. Through his legal and business experience, Mr. Brittain has an extensive background in the South Carolina real estate market, including local real estate markets that we serve. Mr. Brittain’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that the Bank serves, provides him with a useful appreciation of markets that we serve. Mr. Brittain’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Tommie W. Grainger, 77, has served as a director of the Company since its formation in 1999 and of the Bank since 1998. He graduated from the Forest Ranger School of the University of Florida in 1959 with an associate’s degree in Forestry. Mr. Grainger retired from Coastal Timber Co., Inc. in Conway, S.C. in 2014 where he had served as president since 1966. Mr. Grainger’s business experience and personal ties to certain of the Bank’s market area enhance his ability to contribute as a director.

Jan H. Hollar, 60, is proposed to become our Chief Executive Officer and a director, and will lead the Company and Bank following the closing of the private placement transaction.  Ms. Hollar brings extensive banking expertise to the Company and the Bank from her 37 years of experience in the financial services industry, having most recently served as executive vice president and chief financial officer of Yadkin in Statesville, North Carolina from September 2009 until July 2014.  Ms. Hollar had been hired by Yadkin in 2009 as part of the executive management team that was brought in to address the challenges facing Yadkin as a result of the Great Recession. In addition to her experience at Yadkin, she was the Senior Vice President and Chief Financial Officer of Blueharbor Bank in Mooresville, North Carolina, from November 2007 until October 2008.  She has also served as the Executive Vice President and Chief Financial Officer of the Scottish Bank, and as the Executive Vice President and Director of Finance of First Charter Bank, both of Charlotte, North Carolina. Mrs. Hollar is a 1978 graduate of Furman University where she received a Bachelor of Arts in Economics and Business Administration with a concentration in Accounting. She is also a North Carolina licensed Certified Public Accountant.

Gwyn G. McCutchen, D.D.S., 72, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Dr. McCutchen received his B.S. degree in Biology in 1966 from Presbyterian College and his D.D.S. from the Medical College of Virginia Dentistry in 1970. Dr. McCutchen has been a dentist in Loris, S.C. since 1970. Dr. McCutchen’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of the markets that we serve.

Executive Officers

Other than Mr. Clarkson and Ms. Hollar, whose information appears above in the list of directors, the following provides information regarding our executive officers:

Edward L. Loehr, Jr. 62, is the Senior Vice President and Chief Financial Officer of the Company and of the Bank and has served as an executive officer of the Company and of the Bank since 2008. He has over 30 years of experience in the banking industry. He was employed with Coastal Federal Bank in Myrtle Beach, South Carolina from 1983 to 2007 where he most recently served as Vice President and Treasury Manager. Mr. Loehr received his B.S. degree in Business Administration in 1983 from the University of South Carolina at Coastal Carolina. He has served as a board member of the North Myrtle Beach Area Historical Museum and the North Myrtle Beach Lions Club. Mr. Loehr also currently serves on the Asset/Liability Management Committee of the South Carolina Bankers Association.

W. Jack McElveen, Jr., 53, is, effective as of February 26, 2016, the Chief Credit Officer of the Bank. McElveen brings extensive banking expertise to the Bank from his 30 years of experience in the financial services industry. During his career, Mr. McElveen has worked with both national and community banks in the Carolinas, and he has extensive operational experience covering all aspects of credit and administration services, including experience with managing a troubled bank’s loan portfolio and efficiently addressing a concentration of nonperforming assets. Most notably, Mr. McElveen previously served as chief credit officer of the $1.1B asset The Palmetto Bank in Greenville, South Carolina from July 2009 to August 2015, having been originally hired in 2009 as part of the executive management team that was brought in to address the significant challenges facing The Palmetto Bank as a result of the Great Recession. Palmetto’s credit team, led by Mr. McElveen, engineered a significant turn-around in its credit quality and executed a number of key strategic measures to position the company and the bank for future growth. In addition to his experience at The Palmetto Bank, Mr. McElveen has served as Director of Loan Review at Community Resource Bank in Columbia, South Carolina, and served as the Chief Credit Officer of Carolina National Bank in Columbia, South Carolina. He is a 1984 graduate of Clemson University with B.S. in Financial Management.

Ron L. Paige, 60, is the Executive Vice President – Myrtle Beach Region of the Bank and has served as an executive officer of the Bank since 2008. He has over 38 years of experience in the banking industry. He began his banking career in 1976 with Southern National Bank in Southern Pines, North Carolina and eventually served as Senior Vice President and City Executive Officer in Myrtle Beach, South Carolina. Mr. Paige most recently served as Regional Executive Officer of RBC Centura in Myrtle Beach, South Carolina. He has been in banking in Myrtle Beach, South Carolina since 1991. Mr. Paige is a 1976 graduate of Central Piedmont Community College and a 1981 graduate of the North Carolina Bankers School.

Family Relationships

There are no family relationships among the members of our board of directors or our executive officers.

Audit Committee

The board of directors of the Company has appointed an audit committee. The audit committee has the responsibility of reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory agencies and the Bank’s internal auditor and determining that all audits and examinations required by law are performed. The audit committee reports its findings to the board of directors. The audit committee also recommends to the board of directors the appointment of the independent accounting firm. The current members of the audit committee are D. Singleton Bailey, Tommie W. Grainger and Gwyn G. McCutchen, D.D.S.

None of the current members of the audit committee nor any other member of our board of directors qualifies as an “audit committee financial expert” as defined under the rules of the SEC. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At present, we do not know if or when we will appoint a new board member who qualifies as an audit committee financial expert.

Although none of the members of our audit committee qualify as an audit committee financial expert, each of our audit committee members has made valuable contributions to the Company and its shareholders as members of the audit committee. The board has determined that each member is independent under SEC rules and fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Exchange Act, the Company’s directors, its executive officers, and certain individuals are required to report periodically their ownership of the Company’s common stock and any changes in ownership to the SEC. Based on review of Forms 3, 4, and 5 and any representations made to the Company, the Company believes that all such reports for these persons were filed in a timely fashion during 2015.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2015 and 2014 to our Chief Executive Officer and the two other most highly compensated executive officers that earned over $100,000 for the years ended 2015 and 2014 (collectively, the “named executive officers”).

Summary Compensation Table

Names and Principal Positions	Year	Salary	Bonus	Stock/ Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
James R. Clarkson	2015	$211,375	$—	$—	$—	$7,852	$219,227
President and Chief Executive Officer of the Company and the Bank	2014	$211,375	$—	$—	$—	$7,140	$218,515

Glenn R. Bullard(3)	2015	$158,072	$—	$—	$—	$1,123	$159,195
Senior Executive Vice President of the Company and the Bank	2014	$158,072	$—	$—	$—	$1,326	$159,398

Ron L. Paige, Sr.	2015	$154,128	$—	$—	$—	$8,164	$162,292
Executive Vice President Myrtle Beach Region	2014	$154,128	$—	$—	$—	$6,831	$160,959

(1)	In 2004, with shareholder approval, we adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the “Stock Plan”). Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success. However, there were no stock options or restricted stock awards granted in 2015 or 2014, and each named executive officer voluntarily forfeited all of his stock options and restricted stock awards in February 2011 as a means to help us reduce expenses.

(2)	All other compensation includes premiums paid by the Bank for life, long-term disability, health and dental insurance.

(3)	Effective as of December 31, 2015, Mr. Bullard retired from this role.

Compensation Arrangements

Employment Agreements

Neither the Company nor the Bank has entered into any employment agreements with any of our current officers or employees.

On February 29, 2016, the Company and the Bank entered into an employment agreement with Jan H. Hollar, which will become effective upon the closing of the private placement transaction, pursuant to which Ms. Hollar will serve as the Chief Executive Officer of the Company and the Bank. The employment agreement is initially for a term of three years and will thereafter be automatically extended for additional terms of one year unless either party delivers a notice of termination at least 90 days prior to the end of the term.

Under the terms of her employment agreement, Ms. Hollar will be entitled to an annual base salary of $225,000 per year, and the board of directors of the Company (or an appropriate committee thereof) will review Ms. Hollar’s base salary at least annually for adjustment based on her performance. Ms. Hollar will be eligible to receive an annual cash bonus of up to 20% of her annual base salary if she achieves certain performance levels established from time to time by the board of directors, and she will be eligible to participate in the Company’s long-term equity incentive program and for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Company.  Following the closing of the private placement transaction, the board of directors anticipates adopting an appropriate equity incentive plan in which the Company’s and the Bank’s employees will be eligible to participate and granting to Ms. Hollar significant to-be-determined equity awards under such plan. Additionally, Ms. Hollar will participate in the Company’s retirement, welfare, and other benefit programs and be entitled to reimbursement for travel and business expenses, as well as a monthly automobile allowance.

On February 5, 2016, the Bank received the necessary nonobjection from the FDIC for Ms. Hollar to serve as the chief executive officer and a director of the Bank. On February 23, 2016, the Company received the necessary nonobjection from the Federal Reserve Bank of Richmond for Ms. Hollar to serve as the chief executive officer and a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

In February 2011, each named executive officer and all other executive officers of the Bank voluntarily forfeited all of their stock options and restricted stock awards as a means to help us reduce expenses. Thus, there were no outstanding equity awards as of December 31, 2011 and no stock options or restricted stock awards have been granted since that time.

Following the closing of the private placement transaction, the board of directors anticipates adopting an appropriate equity incentive plan in which the Company’s and the Bank’s employees will be eligible to participate. While the specific terms of this equity plan have yet to be finalized, we anticipate that the plan will allow for issuance of stock options, restricted stock and restricted stock units in an amount not to exceed 30,000,000 shares, or approximately 6.6% of the number of shares anticipated to be issued in the private placement transaction (on an as-converted basis). The board plans to submit the plan to shareholders for approval at the upcoming 2016 annual shareholders meeting.

TARP Executive Compensation Restrictions

In March 2009, as part of the U.S. Treasury’s CPP, the Company entered into a Letter Agreement (the “CPP Purchase Agreement”) with the U.S. Treasury pursuant to which the Company issued and sold to the U.S. Treasury (i) 12,895 shares of the Company’s Series T Preferred Stock, and (ii) the CPP Warrant, for an aggregate purchase price of $12,895,000 in cash.

Under the terms of the CPP Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity we issued or may issue to the U.S. Treasury, including the common stock we may issue under the CPP Warrant. These standards apply to our named executive officers. The standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive and the next 20 most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibition on making golden parachute payments to senior executives and the next five most highly compensated employees; (iv) prohibition on providing any tax gross-up provisions; and (v) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In connection with entry into the CPP Purchase Agreement, Messrs. Clarkson and Bullard entered into letter agreements with the Company (the “Letter Amendments”) amending any benefit plans as necessary to comply with Section 111 of the Emergency Economic Stabilization Act of 2008, as amended by the Recovery Act, during the period that the U.S. Treasury owns any debt or equity securities of the Company.

As our most highly compensated employee, Mr. Clarkson will be ineligible for any bonuses or incentive awards other than restricted stock as long as the equity issued under the CPP is held by the U.S. Treasury and he remains our most highly compensated employee. Any restricted stock awards made to Mr. Clarkson while the U.S. Treasury holds our equity would be subject to the following limitations: (i) the restricted stock cannot become fully vested until the U.S. Treasury no longer holds the preferred stock, and (ii) the value of the restricted stock award cannot exceed one third of Mr. Clarkson’s total annual compensation.

These restrictions will continue to apply until the closing of the repurchase of the Series T Preferred Stock and the cancellation of the CPP Warrant pursuant to the terms of the securities purchase agreement entered by the Company and the U.S. Treasury.

Director Compensation

Effective October 1, 2011, the board of directors suspended further payments of all director fees and fees for committee meetings in order to help the Bank reduce expenses. As a result, no fees were paid to the directors in 2015.

Deferred Compensation Plan

In February 1997, the Bank established a Deferred Compensation Plan for its directors including Mr. Clarkson to defer payment of all or a portion of his director and committee fees until the director’s termination of service from the Board of Directors. As of December 31, 2012, all active director participants had relinquished the right to their deferred director fees, which resulted in an aggregate reduction of accrued expenses of approximately $857 thousand.  At December 31, 2015, $25 thousand of deferred directors’ fees relating to retired directors were included in other liabilities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 28, 2016 for (i) each director and each person nominated or chosen to become a director, (ii) each holder of 5% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is: c/o HCSB Financial Corporation, P.O. Box 218, Loris, South Carolina, 29569. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned(1)	Acquire	Ownership(2)
Michael S. Addy	43,727	—	1.14%
D. Singleton Bailey	54,504	—	1.42%
Clay D. Brittain, III	14,326	—	*
James R. Clarkson	34,753	—	*
Tommie W. Grainger	8,667	—	*
Gwyn G. McCutchen, D.D.S.	41,626	—	1.08%
Ron L. Paige	7,189	—	*
W. Jack McElveen	—	—	—

Executive officers and directors as a group (9 persons)	204,792	—	5.32%

* Less than 1%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holder in an IRA or other retirement plan program.

(2)	The calculations are based on 3,846,340 shares of common stock outstanding on March 28, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company had no equity compensation plans pursuant to which any of the Company’s securities remain available for future issuance.

Following the closing of the private placement transaction, the board of directors anticipates adopting an appropriate equity incentive plan in which the Company’s and the Bank’s employees will be eligible to participate. While the specific terms of this equity plan have yet to be finalized, we anticipate that the plan will allow for issuance of stock options, restricted stock and restricted stock units in an amount not to exceed 30,000,000 shares, or approximately 6.6% of the number of shares anticipated to be issued in the private placement transaction (on an as-converted basis). The board plans to submit the plan to shareholders for approval at the upcoming 2016 annual shareholders meeting.

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

The aggregate dollar amount of loans outstanding to directors and executive officers of the Bank was approximately $3.1 million at February 25, 2016.

Independence

Our Board of Directors has determined that Michael S. Addy, D. Singleton Bailey, Clay D. Brittain, III, Tommie W. Grainger, and Gwyn G. McCutchen, D.D.S. are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$99,500	$191,000
Audit-Related Fees	18,517	38,200
Tax Fees	13,310	11,550
Total	$131,327	$240,750

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Elliott Davis Decosimo, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q. The fees for 2014 include amounts for completion of the 2012 and 2013 audits which were billed in 2014.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2015 and 2014. These services principally included the audit of the Company’s Trusteed Retirement Savings Plan (401k) and the Health and Welfare Plan, discussions related to possible capital and merger opportunities, a review of the settlement of litigation and the Company’s corresponding obligation to downstream funds to the Bank, and a review of management’s analysis of the deferred tax asset.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2015 and 2014. These services include preparation of state and federal tax returns for the Company and its subsidiary and review of deferred taxes for GAAP and call reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

Audited Financial Statements as of and for the years ended December 31, 2015, 2014 and 2013:
		●	Report of Independent Registered Public Accounting Firm
		●	Consolidated Balance Sheets as of December 31, 2015, 2014 and 2013
		●	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
		●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
		●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
		●	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
		●	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

	3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 30, 2016	By:	/s/ James R. Clarkson
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

By:	/s/ Michael S. Addy	Date: March 30, 2016
Michael S. Addy, Director

By:	/s/ Clay D. Brittain, III	Date: March 30, 2016
Clay D. Brittain, III, Director

By:	/s/ D. Singleton Bailey	Date: March 30, 2016
D. Singleton Bailey, Director

By:	/s/ James R. Clarkson	Date: March 30, 2016
James R. Clarkson, Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tommie W. Grainger	Date: March 30, 2016
Tommie W. Grainger, Director

By:	/s/ Edward L. Loehr, Jr.	Date: March 30, 2016
Edward L. Loehr, Jr., Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Gwyn G. McCutchen	Date: March 30, 2016
Gwyn G. McCutchen, Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 23, 2012).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4	Articles of Amendment to establish the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

3.5	Articles of Amendment to increase Authorized Common Shares, filed May 31, 2012.

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.2	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.3	ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.4	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.5	Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.6	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).

10.7	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).

10.8	Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).

10.9	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 12, 2011).

10.10	Purchase and Assumption Agreement, dated as of March 24, 2015, between the Bank and Sandhills Bank (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed March 30, 2015).

10.11	Class Action Settlement Agreement, effective September 16, 2015, between the Company, the Bank, James R. Clarkson, Glenn Raymond Bullard, Ron Lee Paige, Sr., and Edward Lewis Loehr, Jr., on the one hand, and Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated debt notes (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2015).

10.12	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2016).

10.13	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and Alesco Preferred Funding VI LTD (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 3, 2016).

10.14	Employment Agreement, dated as of February 29, 2016, between the Company, the Bank, and Jan H. Hollar (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 3, 2016).

10.15	Consulting and Noncompete Agreement, dated as of February 29, 2016, between the Company, the Bank, and James R. Clarkson ((incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 3, 2016).

10.16	Form of Stock Purchase Agreement, dated as of March 2, 2016, between the Company and Investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on March 9, 2016).

21	Subsidiaries of Registrant.

24	Power of Attorney (contained on signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.