Form 10-K/A
period 2015-12-31
HCSB FINANCIAL CORP
filed 2016-04-01
CIK 1091491

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

EXPLANATORY NOTE

HCSB Financial Corporation is filing this Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 30, 2016, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-K filed on March 30, 2016.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 31, 2016	By:	/s/ James R. Clarkson
James R. Clarkson, President
and Chief Executive Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).

3.2	Amended and Restated Bylaws of HCSB Financial Corporation dated December 30, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 23, 2012).

3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 6, 2009).

3.4	Articles of Amendment to establish the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 10, 2009).

3.5	Articles of Amendment to increase Authorized Common Shares, filed May 31, 2012.**

4.1	Warrant to Purchase up to 91,714 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 10, 2009).

4.2	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 10, 2009).

10.1	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*

10.2	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2009).*

10.3	ARRA Side Letter Agreement, dated March 6, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 10, 2009).*

10.4	Form of Waiver, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 10, 2009).*

10.5	Form of Letter Amendment, executed by each of Messrs. James R. Clarkson, Edward L. Loehr, Jr., and Glenn R. Bullard with the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 10, 2009).*

10.6	Subordinated Note Purchase Agreement, dated March 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2010).

10.7	Form of HCSB Financial Corporation Subordinated Note Due 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 23, 2010).

10.8	Consent Order, effective February 10, 2011, between the FDIC, the South Carolina State Board of Financial Institutions, and Horry County State Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011).

10.9	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 12, 2011).

10.10	Purchase and Assumption Agreement, dated as of March 24, 2015, between the Bank and Sandhills Bank (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed March 30, 2015).

10.11	Class Action Settlement Agreement, effective September 16, 2015, between the Company, the Bank, James R. Clarkson, Glenn Raymond Bullard, Ron Lee Paige, Sr., and Edward Lewis Loehr, Jr., on the one hand, and Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated debt notes (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2015).

10.12	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2016).

10.13	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and Alesco Preferred Funding VI LTD (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 3, 2016).

10.14	Employment Agreement, dated as of February 29, 2016, between the Company, the Bank, and Jan H. Hollar (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 3, 2016).

10.15	Consulting and Noncompete Agreement, dated as of February 29, 2016, between the Company, the Bank, and James R. Clarkson ((incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 3, 2016).

10.16	Form of Stock Purchase Agreement, dated as of March 2, 2016, between the Company and Investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on March 9, 2016).

21	Subsidiaries of Registrant.**

24	Power of Attorney (contained on signature pages of our Annual Report on Form 10-K filed March 30, 2016).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.
**	Previously filed as an Exhibit to our Annual Report on Form 10-K filed March 30, 2016.