Form 10-Q
period 2016-03-31
HCSB FINANCIAL CORP
filed 2016-05-12
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 363,314,783 shares of common stock, par value $.01 per share, were issued and outstanding as of May 9, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
(Dollars in thousands except share amounts)	(unaudited)	(audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$41,652	$22,137

Securities available-for-sale	83,205	89,701
Nonmarketable equity securities	1,276	1,330
Total investment securities	84,481	91,031
Loans receivable	199,635	209,367
Less allowance for loan losses	(3,719)	(4,601)
Loans, net	195,916	204,766

Premises and equipment, net	15,758	15,917
Accrued interest receivable	1,516	1,745
Cash value of life insurance	11,400	11,319
Other real estate owned	11,270	13,624
Other assets	1,370	884
Total assets	$363,363	$361,423

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$40,227	$40,182
Interest-bearing transaction accounts	44,485	40,478
Money market savings accounts	66,835	65,806
Other savings accounts	11,293	10,394
Time deposits $250 and over	3,741	3,735
Other time deposits	168,880	170,236
Total deposits	335,461	330,831

Repurchase agreements	1,248	1,716
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	11,023	11,021
Junior subordinated debentures	6,118	6,117
Accrued interest payable	6,333	5,958
Other liabilities	828	1,030
Total liabilities	378,011	373,673

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized;12,895 shares issued and outstanding	12,895	12,895
Common stock, $0.01 par value, 500,000,000 shares authorized; 3,846,340 shares issued and outstanding	38	38
Capital surplus	30,220	30,220
Common stock warrant	1,012	1,012
Retained deficit	(58,090)	(54,807)
Accumulated other comprehensive loss	(723)	(1,608)
Total shareholders’ deficit	(14,648)	(12,250)
Total liabilities and shareholders’ deficit	$363,363	$361,423

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
(Dollars in thousands except share amounts)	2016	2015
Interest income:
Loans, including fees	$2,483	$2,833
Investment securities:
Taxable	461	485
Nonmarketable equity securities	14	14
Other interest income	31	16
Total	2,989	3,348
Interest expense:
Deposits	523	648
Borrowings	523	497
Total	1,046	1,145
Net interest income	1,943	2,203
Provision for loan losses	1,424	—

Net interest income after provision for loan losses	519	2,203

Noninterest income:
Service charges on deposit accounts	161	183
Gains on sales of securities available-for-sale	17	134
Gains on sales of mortgage loans	—	62
Other fees and commissions	72	97
Brokerage commissions	9	15
Income from cash value of life insurance	110	107
Net loss on sale of assets	—	(6)
Other operating income	47	111
Total	416	703

Noninterest expenses:
Salaries and employee benefits	1,286	1,423
Net occupancy expense	275	295
Furniture and equipment expense	224	253
FDIC insurance premiums	309	362
Net cost (profit) of operations of other real estate owned	1,564	(282)
Other operating expenses	560	626
Total	4,218	2,677

(Loss) income before income taxes	(3,283)	229
Income tax expense	—	27
Net (loss) income	$(3,283)	$202

Preferred dividends	(398)	(297)

Net loss available to common shareholders	$(3,681)	$(95)

Net loss per common share
Basic	$(0.96)	$(0.02)
Diluted	$(0.96)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	3,846,340	3,816,340

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Net (loss) income	$(3,283)	$202
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Net unrealized holding gains arising during the period	902	708
Reclassification to realized gains	(17)	(134)
Other comprehensive income	885	574
Comprehensive (loss) income	$(2,398)	$776

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2016 and 2015

(unaudited)

								Accumulated
								Other
			Common					Compre-
	Common Stock		Stock	Preferred Stock		Capital	Retained	hensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total

(Dollars in thousands except share data)
Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net income	—	—	—	—	—	—	202	—	202
Other comprehensive income	—	—	—	—	—	—	—	574	574
Balance, March 31, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,359)	$(271)	$(10,471)

Balance, December 31, 2015	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(54,807)	$(1,608)	$(12,250)
Net loss	—	—	—	—	—	—	(3,283)	—	(3,283)
Other comprehensive income	—	—	—	—	—	—	—	885	885
Balance, March 31, 2016	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(58,090)	$(723)	$(14,648)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(3,283)	$202
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	170	186
Amortization of debt issuance costs	3	3
Provision for loan losses	1,424	—
Amortization less accretion on investments	13	65
Net gains on sales of securities available-for-sale	(17)	(134)
Gains on sales of other real estate owned	(15)	(523)
(Write-ups) write-downs of other real estate owned	1,369	(3)
Decrease in accrued interest receivable	229	79
Increase in accrued interest payable	375	399
(Increase) decrease in other assets	(486)	1,428
Income (net of mortality cost) on cash value of life insurance	(81)	(79)
Decrease in other liabilities	(202)	(288)
Net cash (used) provided by operating activities	(501)	1,335

Cash flows from investing activities:
Purchases of securities available-for-sale	(7,558)	—
Maturities, calls and principal paydowns of securities available-for-sale	10,790	4,164
Proceeds from sales of securities available-for-sale	4,153	6,412
Redemptions of nonmarketable equity securities	54	12
Decrease in loans to customers	6,947	3,221
Purchases of premises and equipment, net	(11)	—
Proceeds from sale of other real estate owned	1,479	3,257
Net cash provided by investing activities	15,854	17,066

Cash flows from financing activities:
Net increase in demand deposits and savings	5,980	11,661
Net decrease in time deposits	(1,350)	(8,396)
Net decrease in repurchase agreements	(468)	(622)
Net cash provided by financing activities	4,162	2,643

Net increase in cash and cash equivalents	19,515	21,044
Cash and cash equivalents, beginning of period	22,137	28,527
Cash and cash equivalents, end of period	$41,652	$49,571

Cash paid during the period for:
Income taxes	$—	$—
Interest	$671	$746

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$479	$1,790
Transfers of premises and equipment to assets held for sale	$—	$3,927
Unrealized gains on investments	$885	$574

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2016 and for the interim periods ended March 31, 2016 and 2015 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial information as of December 31, 2015 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2015 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, as amended on Form 10-K/A which was filed with the SEC on April 1, 2016.

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

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

Other Real Estate Owned - Other real estate owned (“OREO”) includes real estate acquired through foreclosure. OREO is initially recorded at appraised value, less estimated costs to sell.

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Subsequent write-downs are charged to a reserve for OREO losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net cost (profit) of operations of other real estate owned on the statement of operations.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At March 31, 2016 and December 31, 2015, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

The 2016 private placement transaction discussed throughout this document has been structured to avoid being deemed a change in ownership under the IRS rules and the Company is continuing to work with its legal and accounting advisors to evaluate methods to preserve its deferred tax assets.

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

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016. The Company will apply the guidance prospectively. The amendments had no effect on the financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for the Company on January 1, 2016 and did not have a material effect on the financial statements.

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. The amendments were effective for the Company on January 1, 2016. As a result, all debt issuance costs have been reclassified to offset related debt.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were effective for the Company on January 1, 2016. The amendments had no effect on the financial statements.

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

Prior to the repurchase of the Series T preferred stock and the cancellation of the CPP Warrant by the U.S. Treasury, the Company was subject to certain regulations due to our participation in the CPP. Pursuant to the terms of the CPP Purchase Agreement between the Company and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally applied to our named executive officers and included: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) a prohibition on making golden parachute payments to senior executives; (4) a prohibition on providing tax gross-up provisions; and (5) an agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. With the repurchase of the Series T preferred stock and the cancellation of the CPP Warrant on April 11, 2016 following the closing of the 2016 private placement, these standards no longer apply to the Company.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

In February 2005, the Bank purchased a $500 thousand 15-year renewable and convertible term life insurance policy through Banner Life Insurance Company on the life of James R. Clarkson, President and CEO. The Bank is both the owner and the beneficiary of this key person policy. The purpose of securing this policy was to provide the Bank with financial protection in the event of the unexpected death of Mr. Clarkson and better enable the Bank to attract a qualified replacement for Mr. Clarkson in such a situation. The Bank anticipates transferring this policy to Mr. Clarkson upon his retirement, and he will assume payment obligations relating thereto.

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the March 31, 2016 presentation. These reclassifications had no effect on net income (loss) or shareholders’ deficit as previously reported.

Recent Developments - On April 11, 2016, the Company completed a private placement of 359,468,443 shares of common stock at $0.10 per share and 905,315.57 shares of a new series of convertible perpetual preferred stock, Series A (the “Series A preferred stock”), at $10.00 per share for aggregate cash proceeds of approximately $45.0 million (the “2016 private placement”). Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million, of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Bank’s Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”). Net proceeds from the 2016 private placement were also used to repurchase the Company’s outstanding Series T preferred stock (as defined below), trust preferred securities, and subordinated promissory notes, as described below.

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes bore interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the interest rate would not be less than 8% per annum or more than 12% per annum. Beginning in October 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the subordinated promissory notes, and as a result, the Company had deferred interest payments in the amount of approximately $5.2 million as of March 31, 2016. Effective as of September 16, 2015,the Company, the Bank, and certain other defendants entered into a class action settlement agreement in potential settlement of the putative class action lawsuit initiated by three holders of the Company’s subordinated promissory notes, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated promissory notes, with respect to alleged wrongful conduct associated with purchases of the subordinated promissory notes, including fraud, violation of state securities statutes, and negligence. On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the class action settlement agreement, the Company established a settlement fund of approximately $2.4 million, which represented 20% of the principal of subordinated promissory notes issued by the Company. The settlement fund will be used to redeem the subordinated promissory notes held by class members. Also on April 11, 2016, the Company settled, pursuant to previously executed binding settlement agreements, with all subordinated promissory note holders who opted out of the class action settlement. These settlements, including the class action settlement, constituted the full satisfaction of the principal and interest owed on, and required the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. Refer to Note 8 to our Financial Statements for additional information on the subordinated promissory notes.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

On March 6, 2009, as part of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company issued and sold to the U.S. Treasury (i) 12,895 shares of fixed rate cumulative perpetual preferred stock, Series T, having a liquidation preference of $1,000 per share (the “Series T preferred stock”), and (ii) a ten-year warrant to purchase up to 91,714 shares of its common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”), for an aggregate purchase price of $12.9 million in cash. Beginning in February 2011, the Federal Reserve Bank of Richmond required the Company to defer dividend payments on the Series T preferred stock, and as a result, the Company had deferred dividend payments due on the Series T preferred stock totaling $5.1 million as of March 31, 2016. On February 29, 2016, the Company entered into a securities purchase agreement with the U.S. Treasury, pursuant to which the Company agreed to repurchase all 12,895 shares of the Series T preferred stock for $129 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by the U.S Treasury not to exceed $25 thousand. Under the terms of the securities purchase agreement, the U.S. Treasury also agreed to waive any and all unpaid dividends on the Series T preferred stock and to cancel the CPP Warrant. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the securities purchase agreement, the Company repurchased all 12,895 shares of the Series T preferred stock from the U.S. Treasury for $129 thousand and the U.S. Treasury canceled the CPP Warrant. Refer to Note 9 to our Financial Statements for additional information on the Series T preferred stock.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security and a maturity of December 31, 2034, to institutional buyers in a pooled trust preferred issue. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. Beginning in February 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the trust preferred securities, and as a result, the Company had deferred interest payments in the amount of approximately $953 thousand as of March 31, 2016. The Company was permitted to defer these interest payments for up to 20 consecutive quarterly periods, or until March 15, 2016, at which point all of the deferred interest, including interest accrued on such deferred interest, would become due and payable. On February 29, 2016, the Company entered into a securities purchase agreement with Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company agreed to repurchase the trust preferred securities for $600 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25 thousand. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the securities purchase agreement, the Company repurchased all of the trust preferred securities from Alesco for $600 thousand. Refer to Note 7 to our Financial Statements for additional information on the trust preferred securities.

In aggregate, after taking into account the discounted repurchase or redemption prices for the Series T preferred stock, the trust preferred securities and the subordinated promissory notes, each as described above, as well as the forgiveness of accrued and deferred interest, legal fees, amounts paid in settlement of litigation, income taxes, and other expenses incurred in connection with these transactions, the Company recognized a gain, net of income taxes, of approximately $31.3 million on these transactions on a pro forma basis as of March 31, 2016. This gain has not been reflected in the accompanying financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Also on April 11, 2016, the boards of directors of the Company and the Bank appointed Jan H. Hollar as the chief executive officer and a director of the Company and the Bank. James C. Clarkson, who had served as the president and chief executive officer of the Company and the Bank since the formation of the Bank in 1987 and the formation of the Company in 1999, stepped down as president and chief executive officer and as a director of the Company on such date but agreed to stay on with the Company and the Bank as an employee on a temporary basis in order to assist with transition matters.

On August 7, 2015, the Bank consummated its previously disclosed sale of its Socastee, Windy Hill, and Carolina Forest branches, which included deposits of $34.2 million and $5.7 million in loans, to Sandhills Bank, North Myrtle Beach, South Carolina. The transaction included a deposit premium of 2.5% resulting in a net gain of $736 thousand to the Bank, after $167 thousand in expenses related to data processing and sales analysis. The sale consisted of the following (in thousands):

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

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS

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

Following the closing of the 2016 private placement on April 11, 2016, the Company contributed $38.0 million to the Bank as a capital contribution. As a result, the Bank had Total Risk Based capital equal to 21.2% of risk-weighted assets and Tier 1 capital equal to 19.9% of risk-weighted assets as of April 12, 2016. Accordingly, we believe that the Bank is now in compliance with this provision of the Consent Order.

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

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS - continued

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 82.03% as of March 31, 2016.

Revise, by April 11, 2011, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.
Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order. In the second quarter of 2010, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review. An independent review of the Bank’s credit portfolio was most recently completed in the first quarter of 2016.
Perform, by April 11, 2011, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	We believe we have complied with this provision of the Consent Order.
Review, by April 11, 2011 and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we have complied with this provision of the Consent Order. As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS – continued

Adopt, by May 11, 2011, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we have complied with this provision of the Consent Order. As noted above, the Bank engaged the services of an independent firm to perform an extensive review of the Bank’s credit portfolio and help management implement a more comprehensive lending and collection policy and more enhanced loan review.
Review and update, by May 11, 2011, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual results with budgetary projections, assess that operating assumptions that form the basis for budget projections and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	We believe we have complied with this provision of the Consent Order. The Bank engaged an independent third party to assist management with a strategic plan to help restructure its balance sheet, increase capital ratios, return to profitability and maintain adequate liquidity.
Review and update, by May 11, 2011, its written plan addressing liquidity, contingent funding, and asset liability management.	We believe we have complied with this provision of the Consent Order. In 2011, the Bank engaged an independent third party to assist management in its development of a strategic plan that achieves all requirements of the Consent Order. The strategic plan reflects the Bank’s plans to restructure its balance sheet, increase capital ratios, return to profitability, and maintain adequate liquidity. The Board of Directors has reviewed and adopted the Bank’s strategic plan.
Eliminate, by March 12, 2011, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we have complied with this provision of the Consent Order. Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits.
Limit asset growth to 5% per annum.	We believe we have complied with this provision of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS – continued

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
The Bank shall comply with the restrictions on the effective yields on deposits as described in 12 C.F.R. § 337.6.	We believe we have complied with this provision of the Consent Order.

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

Following the closing of the 2016 private placement, we believe that we are currently in substantial compliance with the Consent Order. Nevertheless, the determination of the Bank’s compliance will be made by the FDIC and the State Board, and we do not expect to be released from the Consent Order until completion of a full examination cycle. There can be no assurances that this will happen or that the Consent Order will be lifted in a timely manner. Until the Consent Order is lifted, we will be subject to limits on our growth and on hiring additional personnel, among other restrictions. In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS – continued

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

On August 18, 2014, the Federal Reserve Bank of Richmond informed the Company that it is required to repay two notes in the amount of $1.8 million to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to these loans. The Company made this payment to the Bank shortly following the closing of the private placement on April 11, 2016.

Other Considerations

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at March 31, 2016 were $17.4 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 4.78% and 6.19% as of March 31, 2016 and December 31, 2015, respectively. As a percentage of total loans, nonperforming loans were 3.06% and 4.18% as of March 31, 2016 and December 31, 2015, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS – continued

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

Prior to the most recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. However, various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2016
Government-sponsored enterprises	$30,175	$162	$(46)	$30,291
Mortgage-backed securities	52,537	206	(1,087)	51,656
State and political subdivisions	1,216	42	—	1,258
Total	$83,928	$410	$(1,133)	$83,205

December 31, 2015
Government-sponsored enterprises	$36,720	$—	$(688)	$36,032
Mortgage-backed securities	53,368	54	(977)	52,445
State and political subdivisions	1,221	5	(2)	1,224
Total	$91,309	$59	$(1,667)	$89,701

The following is a summary of maturities of securities available-for-sale as of March 31, 2016. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

March 31, 2016 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government-sponsored enterprises	$—	$360	$5,024	$24,791	$30,175	$30,291
Mortgage-backed securities	—	—	5,244	47,293	52,537	51,656
State and political subdivisions	—	—	616	600	1,216	1,258
Total	$—	$360	$10,884	$72,684	$83,928	$83,205

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2016

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$2,328	$(21)	$6,623	$(25)	$8,951	$(46)
Mortgage-backed securities	14,286	(276)	19,654	(811)	33,940	(1,087)
Total	$16,614	$(297)	$26,277	$(836)	$42,891	$(1,133)

	December 31, 2015

	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$31,490	$(558)	$4,543	$(130)	$36,033	$(688)
Mortgage-backed securities	28,024	(354)	17,008	(623)	45,032	(977)
State and political subdivisions	617	(2)	—	—	617	(2)
Total	$60,131	$(914)	$21,551	$(753)	$81,682	$(1,667)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At both March 31, 2016 and December 31, 2015, the Company had three government-sponsored enterprise securities and sixteen mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At March 31, 2016 and December 31, 2015, investment securities with a book value of $40.4 million and $36.7 million, respectively, and a market value of $40.2 million and $36.1 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $4.2 million and $6.4 million for the three-month periods ended March 31, 2016 and 2015, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Gross realized gains	$17	$134
Gross realized losses	—	—
Net gain	$17	$134

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Residential	$72,603	$75,081
Commercial Real Estate	92,461	101,291
Commercial	29,842	27,881
Consumer	4,729	5,114
Total gross loans	$199,635	$209,367

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

In evaluating the adequacy of the Company’s loan loss reserves, management identifies loans believed to be impaired. Impaired loans are those not likely to be repaid as to principal and interest in accordance with the terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Reserves are maintained for each loan in which the principal balance of the loan exceeds the fair value of the collateral or the net present value of cash flows. In addition to the specific allowance for individually reviewed loans, a general allowance for potential loan losses is established based on management’s review of the composition of the loan portfolio with the purpose of identifying any concentrations of risk, and an analysis of historical loan charge-offs and recoveries. The final component of the allowance for loan losses incorporates management’s evaluation of current economic conditions and other risk factors which may impact the inherent losses in the loan portfolio. These evaluations are highly subjective and require that a great degree of judgmental assumptions be made by management. This component of the allowance for loan losses includes additional estimated reserves for internal factors such as changes in lending staff, loan policy and underwriting guidelines, and loan seasoning and quality, and external factors such as national and local economic trends and conditions.

The following table details the activity within our allowance for loan losses as of and for the periods ended March 31, 2016 and 2015 and as of and for the year ended December 31, 2015, by portfolio segment:

March 31, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$952	$2,543	$80	$1,026	$4,601
Charge-offs	(18)	(2,322)	(6)	(33)	(2,379)
Recoveries	34	14	7	18	73
Provision	(439)	1,750	29	84	1,424
Ending balance	$529	$1,985	$110	$1,095	$3,719

Ending balances:
Individually evaluated for impairment	$95	$518	$10	$617	$1,240
Collectively evaluated for impairment	$434	$1,467	$100	$478	$2,479

Loans receivable:

Ending balance, total	$29,842	$92,461	$4,729	$72,603	$199,635

Ending balances:
Individually evaluated for impairment	$2,466	$19,121	$118	$9,248	$30,953
Collectively evaluated for impairment	$27,376	$73,340	$4,611	$63,355	$168,682

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2016 and December 31, 2015.

March 31, 2016
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$405	$250	$124	$779	$29,063	$29,842	$291
Commercial real estate:
Construction	134	12	66	212	24,522	24,734	476
Other	1,075	362	3,462	4,899	62,828	67,727	4,145

Real Estate:
Residential	2,686	51	704	3,441	69,162	72,603	1,202

Consumer:
Other	147	6	—	153	4,004	4,157	—
Revolving credit	1	1	—	2	570	572	1

Total	$4,448	$682	$4,356	$9,486	$190,149	$199,635	$6,115

December 31, 2015
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$321	$110	$1	$432	$27,449	$27,881	$139
Commercial real estate:
Construction	25	—	3,186	3,211	27,321	30,532	3,384
Other	973	—	3,046	4,019	66,740	70,759	3,895

Real Estate:
Residential	2,887	142	948	3,977	71,104	75,081	1,314

Consumer:
Other	108	18	10	136	4,395	4,531	10
Revolving credit	4	—	—	4	579	583	—

Total	$4,318	$270	$7,191	$11,779	$197,588	$209,367	$8,742

There were no loans outstanding 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2016 and December 31, 2015.

March 31, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,200	$—	$351	$—	$1,551
Grade 2 – Modest	938	111	35	270	1,354
Grade 3 – Average	2,467	5,420	191	4,907	12,985
Grade 4 – Satisfactory	12,605	50,332	3,528	48,560	115,025
Grade 5 – Watch	10,034	14,504	351	7,451	32,340
Grade 6 – Special Mention	519	1,840	137	1,501	3,997
Grade 7 – Substandard	2,079	20,254	136	9,914	32,383
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$29,842	$92,461	$4,729	$72,603	$199,635

December 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$27,881	$101,291	$5,114	$75,081	$209,367

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of March 31, 2016, $130.9 million, or 65.6% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in the portfolio. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2016, loans with a credit grade of “watch” and “special mention” totaled $36.3 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At March 31, 2016 classified loans totaled $32.4 million, with $30.2 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis. This includes $27.6 million in troubled debt restructurings (“TDRs”), of which $22.9 million were performing.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2016, the recorded investment in impaired loans was $31.0 million, compared to $33.9 million at December 31, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

The following chart details our impaired loans, which includes TDRs totaling $27.6 million and $29.1 million, by category as of March 31, 2016 and December 31, 2015, respectively:

March 31, 2016
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,248	$1,522	$—	$1,348	$15
Commercial real estate	14,631	18,434	—	15,226	131
Residential	4,480	4,804	—	4,722	53
Consumer	55	55	—	57	1
Total:	$20,414	$24,815	$—	$21,353	$200
With an allowance recorded:
Commercial	1,218	1,218	95	1,242	11
Commercial real estate	4,490	4,490	518	4,517	44
Residential	4,768	4,808	617	4,780	52
Consumer	63	63	10	65	1
Total:	$10,539	$10,579	$1,240	$10,604	$108
Total:
Commercial	2,466	2,740	95	2,590	26
Commercial real estate	19,121	22,924	518	19,743	175
Residential	9,248	9,612	617	9,502	105
Consumer	118	118	10	122	2
Total:	$30,953	$35,394	$1,240	$31,957	$308

December 31, 2015
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,070	$1,339	$—	$1,319	$72
Commercial real estate	17,180	22,037	—	18,989	722
Residential	4,016	4,338	—	4,936	137
Consumer	68	68	—	84	7
Total:	$22,334	$27,782	$—	$25,328	$938
With an allowance recorded:
Commercial	1,657	1,657	137	1,729	79
Commercial real estate	4,402	4,402	396	4,461	207
Residential	5,402	5,443	560	5,445	215
Consumer	66	66	10	66	3
Total:	$11,527	$11,568	$1,103	$11,701	$504
Total:
Commercial	2,727	2,996	137	3,048	151
Commercial real estate	21,582	26,439	396	23,450	929
Residential	9,418	9,781	560	10,381	352
Consumer	134	134	10	150	10
Total:	$33,861	$39,350	$1,103	$37,029	$1,442

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Nonperforming TDRs	$4,668	$5,449
Performing TDRs:
Commercial	1,977	2,565
Commercial real estate	13,835	13,883
Residential	6,998	7,059
Consumer	100	106
Total performing TDRs	22,910	23,613
Total TDRs	$27,578	$29,062

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Three Months ended March 31, 2016
(Dollars in thousands)

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial	2	$137	$137	1	$106	$25
Residential	2	135	135	3	413	373
Total	4	$272	$272	4	$519	$398

(1)	Loans past due 90 days or more are considered to be in default.

During the quarter ended March 31, 2016, four loans were modified that were considered to be TDRs. Term concessions were granted for all four loans and payment deferrals were also granted for one of the loans.

For the Three Months ended March 31, 2015
(Dollars in thousands)

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial	1	$63	$63	1	$30	$30
Commercial real estate	1	172	172	—	—	—
Residential	2	89	89	1	296	296
Total	4	$324	$324	2	$326	$326

(1)	Loans past due 90 days or more are considered to be in default.

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Commitments to extend credit	$30,512	$21,318
Standby letters of credit	253	257

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

Transactions in OREO for the periods ended March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Balance, beginning of period	$13,624	$19,501
Additions	479	4,058
Sales	(1,464)	(9,709)
Write-downs	(1,369)	(226)
Balance, end of period	$11,270	$13,624

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2016:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$17,000

As of March 31, 2016 we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At March 31, 2016, the Company had pledged as collateral for FHLB advances approximately $3.5 million of one-to-four family first mortgage loans, $1.3 million of commercial real estate loans, $4.4 million in home equity lines of credit, and $16.3 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $7.2 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of March 31, 2016, scheduled principal reductions include $12.0 million in 2018 and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the Trust as a $6.2 million junior subordinated debenture offset by debt issuance costs of $68 thousand and $69 thousand at March 31, 2016 and December 31, 2015, respectively. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

The Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the trust preferred securities beginning February 2011 and as a result, the Company had deferred interest payments in the amount of approximately $953 thousand due and payable at March 31, 2016.

As described in Note 1 to our financial statements, on February 29, 2016, the Company entered into a securities purchase agreement with Alesco for the repurchase of all the trust preferred securities for an aggregate cash payment of $600 thousand plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25 thousand. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities.

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default relates specifically to the Indenture dated December 21, 2004, by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. However, under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, would only become due upon such an event of default if the trustee or Alesco declared such amounts due and payable by written notice to the Company.

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company repurchased all of the outstanding trust preferred securities for $600 thousand, plus reimbursement of approximately $17 thousand in third party legal expenses. The redemption gain realized on this settlement was approximately $6.3 million.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - SUBORDINATED DEBENTURES

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes bore interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the rate of interest shall not be less than 8% per annum or more than 12% per annum. The notes are offset by $39 thousand and $41 thousand of debt issuance costs at March 31, 2016 and December 31, 2015, respectively. The subordinated notes were structured to fully count as Tier 2 regulatory capital on a consolidated basis.

The Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the subordinated notes beginning October 2011 and, as a result, the Company had deferred interest payments in the amount of approximately $5.2 million as of March 31, 2016.

During 2013, $1.0 million of the subordinated notes were canceled by the holder as part of a settlement of litigation between the holder, the Bank, and the Company. The Company was obligated to contribute capital in this amount to the Bank when it was able to do so and did so immediately following the closing of the 2016 private placement. The forgiveness of this debt was recognized in 2013 as noninterest income in the consolidated statements of operations.

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

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company established a settlement fund of approximately $2.4 million, which represented 20% of the principal of subordinated promissory notes issued by the Company. The proceeds of the fund will be used to redeem the subordinated promissory notes held by class members. Also on April 11, 2016, the Company settled, pursuant to previously executed binding settlement agreements, with the subordinated promissory note holders who opted out of the class action settlement. These settlements, including the class action settlement, constituted the full satisfaction of the principal and interest owed on, and required the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. The redemption gain realized on this settlement was approximately $13.2 million.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock – In March 2009, in connection with the CPP, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Series T preferred stock. The Series T preferred stock had a dividend rate of 5% for the first five years and 9% thereafter, and had a call feature after three years.

In connection with the sale of the Series T preferred stock, the Company also issued to the U.S. Treasury the CPP Warrant to purchase up to 91,714 shares of the Company’s common stock at an initial exercise price of $21.09 per share.

The Series T preferred stock and the CPP Warrant were sold to the U.S. Treasury for an aggregate purchase price of $12.9 million in cash. The purchase price was allocated between the Series T preferred stock and the CPP Warrant based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Series T preferred stock being issued at a discount which was being amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

As required under the CPP, dividend payments on and repurchases of the Company’s common stock were subject to certain restrictions. For as long as the Series T preferred stock was outstanding, no dividends could be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Series T preferred stock were fully paid. In addition, the U.S. Treasury’s consent was required for any increase in dividends on common stock before the third anniversary of issuance of the Series T preferred stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

Beginning in February 2011, the Federal Reserve Bank of Richmond required the Company to defer dividend payments on the 12,895 shares of the Series T preferred stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T preferred stock. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. As of March 31, 2016, the Company had $5.1 million of deferred dividend payments due on the Series T preferred stock.

As described in Note 1 to our financial statements, on April 11, 2016, immediately following the closing of the 2016 private placement, the Company repurchased all 12,895 shares of the outstanding Series T preferred stock from the U.S. Treasury for $129 thousand. The U.S. Treasury also canceled the CPP Warrant. The redemption gain realized on this settlement was approximately $13.8 million.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act (“FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As of March 31, 2016, the Bank was classified as “significantly undercapitalized,” and therefore it is prohibited under FDICIA from paying dividends until it increases its capital levels. Following the closing of the 2016 private placement on April 11, 2016, the Company contributed $38.0 million to the Bank as a capital contribution. However, under the terms of the Consent Order, the Bank is further prohibited from declaring a dividend on its shares of common stock unless it receives approval from the FDIC and State Board.

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

To be considered “well-capitalized,” a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, a bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, a bank must maintain a minimum Tier 1 leverage ratio of at least 6%. Pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

At March 31, 2016, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. However, following the closing of the 2016 private placement on April 11, 2016, we believe that we are currently in substantial compliance with all of the terms of the Consent Order including the capital requirements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
The Company
Total Capital (to Risk-Weighted Assets)	$(13,925)	(5.97)%	$18,671	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$(13,925)	(5.97)%	$9,336	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$(13,925)	(3.86)%	$14,438	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$12,200	5.17%	$18,896	8.00%	$23,620	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$9,238	3.91%	$14,172	6.00%	(1)	(1)
Tier 1 Capital (to Average Assets)	$9,238	2.56%	$14,426	4.00%	$28,852	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$9,238	3.91%	$10,629	4.50%	N/A	N/A

December 31, 2015
The Company
Total Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%	$20,537	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%	$10,269	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$(10,642)	(2.87)%	$14,831	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$15,402	5.92%	$20,802	8.00%	$26,002	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$12,135	4.67%	$15,601	6.00%	(1)	(1)
Tier 1 Capital (to Average Assets)	$12,135	3.28%	$14,819	4.00%	$29,639	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$12,135	4.67%	$11,701	4.50%	N/A	N/A

(1)	Minimum capital amounts and ratios presented as of March 31, 2016 and December 31, 2015, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC. Minimum capital amounts and ratios presented for the Bank as of March 31, 2016 and December 31, 2015, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Three Months ended March 31,
per share amounts)	2016	2015

Basic loss per common share:
Net loss available to common shareholders	$(3,681)	$(95)
Weighted average common shares outstanding - basic	3,846,340	3,816,340
Basic loss per common share	$(0.96)	$(0.02)
Diluted loss per common share:
Net loss available to common shareholders	$(3,681)	$(95)
Weighted average common shares outstanding - basic	3,846,340	3,816,340
Incremental shares	—	—
Weighted average common shares outstanding - diluted	3,846,340	3,816,340
Diluted loss per common share	$(0.96)	$(0.02)

For the three month periods ended March 31, 2016 and 2015, there were 91,714 common stock equivalents outstanding which were not included in the diluted calculation because the effect would have been anti-dilutive.

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

Subordinated Debentures - The Company was unable to determine the fair value of these debentures as of December 31, 2015. Fair value of the debentures as of March 31, 2016, was estimated based on the settlement agreement which settled immediately following the closing of the 2016 private placement.

Junior Subordinated Debentures - The Company was unable to determine the fair value of these debentures as of December 31, 2015. Fair value of the debentures as of March 31, 2016, was estimated based on the securities purchase agreement which settled immediately following the closing of the 2016 private placement.

Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis and include no unusual credit risks.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

March 31, 2016			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$41,652	$41,652	$41,652	$—	$—
Securities available-for-sale	83,205	83,205	—	83,205	—
Nonmarketable equity securities	1,276	1,276	—	—	1,276
Loans, net	195,916	196,839	—	—	196,839

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	162,840	162,840	162,840	—	—
Certificates of deposit	172,621	172,864	—	172,864	—
Repurchase agreements	1,248	1,248	—	1,248	—
Advances from the Federal Home Loan Bank	17,000	17,988	—	17,988	—
Subordinated debentures	11,023	3,082	3,082	—	—
Junior subordinated debentures	6,118	617	617	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$30,512	n/a
Standby letters of credit	253	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$22,137	$22,137	$22,137	$—	$—
Securities available-for-sale	89,701	89,701	—	89,701	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans, net	204,766	204,975	—	—	204,975

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	156,860	156,860	156,860	—	—
Certificates of deposit	173,971	174,964	—	174,964	—
Repurchase agreements	1,716	1,716	—	1,716	—
Advances from the Federal Home Loan Bank	17,000	17,108	—	17,108	—
Subordinated debentures	11,021	*	—	—	—
Junior subordinated debentures	6,117	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$21,318	n/a
Standby letters of credit	257	n/a

*	The Company is unable to determine this value.

Fair Value Measurements

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. All available-for-sale investment security fair values were based on quoted market prices and therefore classified as Level 2 for the periods presented.

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

Other Real Estate Owned - OREO is adjusted to fair value upon transfer of the loans to OREO. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of OREO is generally based on judgment and therefore is classified as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended March 31, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Government sponsored enterprises	$30,291	$—	$30,291	$—
Mortgage-backed securities	51,656	—	51,656	—
Obligations of state and local governments	1,258	—	1,258	—
Total	$83,205	$—	$83,205	$—

December 31, 2015
Assets:
Government sponsored enterprises	$36,032	$—	$36,032	$—
Mortgage-backed securities	52,445	—	52,445	—
Obligations of state and local governments	1,224	—	1,224	—
Total	$89,701	$—	$89,701	$—

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

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Impaired loans, net of valuation allowance	$29,713	$—	$—	$29,713
Other real estate owned	11,270	—	—	11,270
Total	$40,983	$—	$—	$40,983

December 31, 2015
Assets:
Impaired loans, net of valuation allowance	$32,758	$—	$—	$32,758
Other real estate owned	13,624	—	—	13,624
Total	$46,382	$—	$—	$46,382

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	March 31,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$2,371	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-55.00%
		Flows	Independent quotes	(4.63%)

Commercial real estate	18,603	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-46.67%
		Flows	Independent quotes	(8.98%)

Residential	8,631	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.47%)

Consumer	108	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(3.33%)

Other real estate owned	11,270	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$2,590	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.77%)

Commercial real estate	21,186	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-32.33%
		Flows	Independent quotes	(10.23%)

Residential	8,858	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(9.90%)

Consumer	124	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

Other real estate owned	13,624	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At March 31, 2016, the Company is party to several court actions and investigations as discussed in detail in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

The Company and the Bank have engaged legal counsel and intend to vigorously defend themselves in all actions. Except as otherwise noted herein, the ultimate outcomes of all referenced actions are unknown at this time and reasonably possible losses cannot be estimated. Any costs incurred by the Company associated with legal defense, government sanctions, or settlement or other litigation awards could have a material adverse effect on its financial condition due to the Company’s lack of consistent earnings.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and the following subsequent events occurred requiring accrual or disclosure that are not otherwise disclosed herein.

As described in Note 1 to our financial statements, on April 11, 2016, the Company completed the 2016 private placement in which it issued 359,468,443 shares of common stock at $0.10 per share and 905,315.57 shares of Series A preferred stock at $10.00 per share for aggregate cash proceeds of approximately $45.0 million. Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million, of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Bank’s Consent Order and approximately $3.1 million was used to repurchase the Company’s outstanding Series T preferred stock, trust preferred securities, and subordinated promissory notes.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and also analyzes our financial condition as of March 31, 2016 as compared to December 31, 2015. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the three months ended March 31, 2016, the Company had a net loss of $3.3 million compared to net income of $202 thousand for the three months ended March 31, 2015. The change was primarily the result of write-downs on OREO of $1.4 million and a $1.4 million provision for loan losses recognized in the first quarter of 2016.

Total assets at March 31, 2016 were $363.4 million, an increase of $2.0 million from $361.4 million at December 31, 2015. Cash and cash equivalents increased $19.5 million from December 31, 2015 to March 31, 2016. Deposit growth of $4.6 million, proceeds from sales and calls of available-for-sale securities that were not reinvested, and loan repayments increased cash and cash equivalents during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2016 and 2015

The Company experienced a decrease of $359 thousand in total interest income for the three months ended March 31, 2016. Interest, including fees, on our loan portfolio decreased $350 thousand, or 12.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily related to decreased loan volume. Declines in rates and deposit volume resulted in a decrease to total interest expense of $99 thousand, or 8.7%, for the three-month period in 2016 compared to the three-month period in 2015. Net interest income decreased $260 thousand for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. A provision for loan losses of $1.4 million was recognized for the first quarter of 2016. No provision was considered necessary for the three-month period ended March 31, 2015.

Noninterest income decreased $287 thousand or 40.8% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as a result of lower gains realized on sales of securities available-for-sale and mortgage loans and reduced other income.

Noninterest expense increased from $2.7 million for the three months ended March 31, 2015 to $4.2 million for the three months ended March 31, 2016 due to increased costs of operations of OREO. The Company recognized a net expense of $1.6 million of net costs of operations of OREO for the three months of 2016 which mostly consisted of write-downs recognized on OREO during the period. The Company recognized net gains from sales of OREO properties of $523 thousand for the three months ended March 31, 2015, which offset OREO expenses resulting in a net profit of $282 thousand for the prior period.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of March 31, 2016 and December 31, 2015, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $6.5 million, or 7.2%, from $89.7 million at December 31, 2015 to $83.2 million at March 31, 2016. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the contractual maturities and weighted-average yields of those securities at March 31, 2016.

March 31, 2016 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government-sponsored enterprises	$—	$360	$5,024	$24,791	$30,175	$30,291
Mortgage-backed securities	—	—	5,244	47,293	52,537	51,656
State and political subdivisions	—	—	616	600	1,216	1,258
Total	$—	$360	$10,884	$72,684	$83,928	$83,205

Weighted average yields
Government-sponsored enterprises	—%	1.81%	2.50%	2.66%
Mortgage-backed securities	—%	—%	1.89%	1.97%
State and political subdivisions	—%	—%	2.57%	4.14%
Total	—%	1.81%	2.21%	2.22%	2.22%

	Book	Market
December 31, 2015 (in thousands)	Value	Value
Investment securities
Government-sponsored enterprises	$36,720	$36,032
Mortgage-backed securities	53,368	52,445
States and political subdivisions	1,221	1,224
Total	$91,309	$89,701

Loan Portfolio

The Company experienced a decline in its loan portfolio of $9.7 million during the three months ended March 31, 2016. The following table sets forth the composition of the loan portfolio by category as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Commercial construction and land development	$24,734	$30,532
Other commercial real estate	67,727	70,759
Residential construction	2,129	2,342
Other residential	70,474	72,739
Commercial and industrial	29,842	27,881
Consumer	4,729	5,114
	$199,635	$209,367

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.7% of our loan portfolio at March 31, 2016. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 14.9% and 2.4% of the loan portfolio, respectively.

Risk Elements

The downturn in general economic conditions has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit has been extended. There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans were $6.1 million or 3.1% of total loans at March 31, 2016 compared to nonperforming loans at December 31, 2015 of $8.7 million or 4.2% of total loans.

At March 31, 2016, nonperforming assets were $17.4 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 4.8% and 6.2% as of March 31, 2016 and December 31, 2015, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	March 31,	December 31,
Nonperforming Assets	2016	2015
(Dollars in thousands)
Nonaccrual loans	$6,115	$8,742
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	6,115	8,742
Other real estate owned	11,270	13,624
Total nonperforming assets	$17,385	$22,366

Nonperforming assets to total assets	4.78%	6.19%
Nonperforming loans to total loans	3.06%	4.18%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2016, the recorded investment in impaired loans was $31.0 million, compared to $33.9 million at December 31, 2015.

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

At March 31, 2016 and December 31, 2015, the principal balance of TDRs totaled $27.6 million and $29.1 million, respectively. At March 31, 2016, $22.9 million of these restructured loans were performing as expected under the new terms and $4.7 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2015, $23.6 million of these restructured loans were performing as expected and $5.5 million were considered to be nonperforming. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

A rollforward of TDRs for the three months ended March 31, 2016 and for the year ended December 31, 2015 is presented below:

	March 31,	December 31,
TDRs	2016	2015
(Dollars in thousands)
Balance, beginning of period	$29,062	$33,166
New TDRs and advances	279	1,393
Repayments	(1,041)	(2,688)
Charged-off and foreclosed TDRs	(722)	(2,809)
Balance, end of period	$27,578	$29,062

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of operations. The allowance represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. We do not allocate specific percentages of our allowance for loan losses to the various categories of loans but evaluate the adequacy on an overall portfolio basis utilizing several factors. The primary factor considered is the credit risk grading system, which is applied to each loan. The amount of both nonaccrual loans and loans past due 90 days or more is also considered. The historical loan loss experience, the size of our lending portfolio, changes in the lending policies and procedures, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, peer group comparisons, and current and anticipated economic conditions are also considered in determining the provision for loan losses. The amount of the allowance is adjusted periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

At March 31, 2016, the allowance for loan losses was $3.7 million or 1.86% of total loans compared to $4.6 million or 2.20% of total loans as of December 31, 2015. Loan charge-offs of $2.4 million were recognized in the first quarter of 2016 compared to $774 thousand in the first quarter of 2015. A significant portion of charge-offs in 2016 consisted of one relationship. Due to the charge-offs in the first quarter of 2016, the Company recognized a provision for loan losses of $1.4 million. No such provisions was considered necessary for the first three months of 2015. Reserves specifically set aside for impaired loans of $1.2 million and $1.1 million were included in the allowance as of March 31, 2016 and December 31, 2015, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Three	Three
	months	months	Year
	ended	ended	ended
(Dollars in thousands)	March 31,	March 31,	December 31,
	2016	2015	2015
Total loans outstanding at end of period	$199,635	$229,836	$209,367

Allowance for loan losses, beginning of period	$4,601	$5,787	$5,787

Charge offs:
Real estate	(2,355)	(293)	(1,713)
Commercial	(18)	(436)	(539)
Consumer	(6)	(45)	(81)
Total charge-offs	(2,379)	(774)	(2,333)

Recoveries of loans previously charged off	73	376	1,147
Net charge-offs	(2,306)	(398)	(1,186)

Provision charged to operations	1,424	—	—
Allowance for loan losses at end of period	$3,719	$5,389	$4,601

Ratios:
Allowance for loan losses to loans at end of period	1.86%	2.34%	2.20%
Net charge-offs to allowance for loan losses	62.01%	7.39%	25.78%
Net charge-offs to provisions for loan losses	161.94%	n/a	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the three months ended March 31, 2016 and for the year ended December 31, 2015.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2016
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

December 31, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

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

Capital Resources

Total shareholders’ deficit increased from a deficit of $12.3 million at December 31, 2015 to a deficit of $14.6 million at March 31, 2016. The Company recognized a net loss of $3.3 million for the quarter which was offset by lower unrealized losses on our available-for-sale securities, which are included in accumulated other comprehensive loss.

On April 11, 2016, the Company completed a private placement of 359,468,443 shares of common stock at $0.10 per share and 905,315.57 shares of Series A preferred stock at $10.00 per share for aggregate cash proceeds of approximately $45.0 million. Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the higher minimum capital ratios required under the terms of the Bank’s Consent Order.

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

Capital Resources – continued

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized” under these requirements, a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 8%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, a bank must maintain a minimum total risk-based capital of 8%, with at least 6% being Tier 1 capital. In addition, a bank must maintain a minimum Tier 1 leverage ratio of at least 4%.

Pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the FDIC. For a more detailed description of the capital amounts required to be obtained in order for the Bank to be considered well-capitalized, see Note 9 to our Financial Statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
(Dollars in thousands)
The Company
Tier 1 capital	$(13,925)	$(10,642)
Tier 2 capital	—	—
Total qualifying capital	$(13,925)	$(10,642)
Risk-adjusted total assets (including off-balance sheet exposures)	$233,388	$256,713

Tier 1 risk-based capital ratio	(5.97)%	(4.15)%
Total risk-based capital ratio	(5.97)%	(4.15)%
Tier 1 leverage ratio	(3.86)%	(2.87)%

The Bank
Common equity Tier 1 capital	$9,238	12,135

Tier 1 capital	$9,238	$12,135
Tier 2 capital	2,962	3,267
Total qualifying capital	$12,200	$15,402

Risk-adjusted total assets (including off-balance sheet exposures)	$236,204	$260,024

Common equity Tier 1 capital ratio	3.91%	4.67%
Tier 1 risk-based capital ratio	3.91%	4.67%
Total risk-based capital ratio	5.17%	5.92%
Tier 1 leverage ratio	2.56%	3.28%

At March 31, 2016, the Company was categorized as “critically undercapitalized” and the Bank was categorized as “significantly undercapitalized.” Our losses over the past few years have adversely impacted our capital. In addition, the Consent Order requires us to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. Following the closing of the private placement on April 11, 2016, we believe that we are currently in substantial compliance with all of the terms of the Consent Order including the capital requirements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

In addition, as required by the Federal Reserve Bank of Richmond, beginning in March 2011, we began exercising our right to defer all quarterly distributions on our trust preferred securities. All of the deferred interest, including interest accrued on such deferred interest, was due and payable at the end of the applicable deferral period, which was on March 15, 2016. On April 11, 2016, immediately following the closing of the private placement, we repurchased all of our outstanding floating rate trust preferred securities.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2015, as filed on our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

As of March 31, 2016, the Company had no available lines of credit; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $43.6 million and $43.0 million, respectively, at March 31, 2016. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

To better manage our liquidity position, management also stress tests our liquidity position on a semi-annual basis under two scenarios: short-term crisis and a longer-term crisis. In the short term crisis, we would be cut off from our normal funding along with the market in general. In this scenario, the Bank would replenish our funding through the most likely sources of funding that would exist in the order of price efficiency. In the longer term crisis, we may be cut off from several of our normal sources of funding as our Bank’s financial situation deteriorated. In such a case, we would utilize our unpledged securities to raise funds in the reverse repurchase market or borrow from the FHLB. On a quarterly basis, management monitors the market value of our securities portfolio to ensure its ability to be pledged if liquidity needs should arise.

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

As of March 31, 2016, commitments to extend credit totaled $30.5 million and standby letters of credit totaled $253 thousand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, immediately following the closing of the 2016 private placement on April 11, 2016, as previously announced, James R. Clarkson retired as President and Chief Executive Officer of the Company. Jan H. Hollar was appointed as Chief Executive Officer at that same time and accordingly has reviewed, signed, and provided the applicable certifications for this Form 10-Q as the principal executive officer.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

●	On April 26, 2012, Samuel C. Thomas, Jr. and Pamela A. Thomas filed a lawsuit in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2012-CP-26-3295. The complaint names as defendants the Company, the Bank and current and former employees, officers and members of the Board of Directors of the Company and the Bank. The complaint alleges that the plaintiffs were misled into investing $2 million in the Company’s subordinated promissory notes, that the Bank breached its promise to loan the plaintiffs up to 90% of the amount that the plaintiffs would invest in the subordinated notes offering, and that the defendants made false representations about the financial condition of the Bank and Company. The complaint seeks actual damages, consequential damages, punitive damages, pre-judgment and post-judgment interest, penalties as mandated by statute, set-off against other obligations of the plaintiffs due to the Company and the Bank, attorney’s fees and costs. The Court granted defendants’ motions to stay the litigation and compel arbitration, which proceedings were held in March 2015. At the conclusion of the arbitration proceedings, 17 of the initial 20 individual defendants had been dismissed through summary judgment or directed verdict motions. By order dated May 15, 2015, the arbitration panel ruled in favor of the remaining defendants and denied any recovery to plaintiffs. Plaintiffs have filed a “notice of appeal” with the state court and that action is still pending. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated. Plaintiffs also asserted counterclaims relating to the issuance of the subordinated debt notes as a defense to a separate lawsuit brought by the Bank against them for failure to repay a loan by the Bank. The Company and the Bank have entered into a confidential settlement agreement with plaintiffs and stipulations of dismissal with prejudice have been entered in both cases, thereby ending all litigation with Mr. Thomas.

●	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties have completed their briefing and it is expected this matter will be heard in the second quarter of 2016 by the South Carolina Court of Appeals. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings - continued

●	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On March 1, 2016, the office of SIGTARP issued a subpoena for certain documents to the Company and Bank. The Company and Bank fully and timely responded to this subpoena, and there are no outstanding requests for documents or information at this time. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

●	On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank have provided all documents and information requested by the Attorney General to date and believes that the investigation has been concluded, although the ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

●	Plaintiff Jan W. Snyder purchased $25,000 in subordinated debt notes in or around March 2010. After making three semi-annual interest payments, the Company was precluded from making further payments by the Federal Reserve Bank of Richmond. On January 14, 2014, Mr. Snyder, on his behalf and as a representative of a class of similarly situated purchasers of subordinated debt notes, sued the Company, the Bank, and several current and former officers, directors and employees in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry (Case No. 2014-CP-26-0204). An amended complaint was then filed by Mr. Snyder and two other subordinated debt purchasers, Acey Livingston and Mark Josephs. The plaintiffs are seeking an unspecified amount of damages resulting from wrongful conduct associated with purchases of the subordinated debt notes, including fraud, violation of state securities statutes, and negligence. All outside director defendants have been voluntarily dismissed from the lawsuit and the remaining defendants filed timely motions to dismiss, which are still pending. Before the motions were heard, the parties agreed to terms of a proposed settlement that would resolve all claims asserted by the plaintiffs and the proposed class of subordinated debt holders. By final order dated March 2, 2016, the court finally approved the proposed settlement of claims. The Company will establish a settlement fund of approximately $2.4 million, which represents 20% of the principal of subordinated debt notes issued by the Company, and class members will be entitled to receive 20% of their notes, which will be paid from the settlement fund. In exchange, class members will grant the defendants a full and complete release of all claims that were asserted or could have been asserted in the lawsuit. The Company will also separately pay the approved attorneys’ fees, costs, and expenses of class counsel up to an aggregate of $250,000. Once the time for an appeal of the final order expired with no action taken, the parties began complying with the settlement terms and the dismissal of the case became effective. The parties are continuing to process the class claims and once all settlement obligations are completed, this matter will be fully completed.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings – continued

●	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The plaintiff recently dismissed the case without prejudice and re-filed a new action on or about March 27, 2015, naming the Bank and Company, as well as the plaintiff’s former outside bookkeeper. Discovery is ongoing and the Bank’s motion for summary judgment was granted in part and denied in part after a hearing before the court. The parties will soon submit a proposed scheduling order, which will establish deadlines for the completion of discovery, filing of any final dispositive motions, and trial, if necessary. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date:	May 12, 2016	By:	/s/ JAN H. HOLLAR
Jan H. Hollar
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2016	By:	/s/ EDWARD L. LOEHR, JR.
Edward L. Loehr, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2016).

10.2	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and Alesco Preferred Funding VI LTD (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 3, 2016).

10.3	Employment Agreement, dated as of February 29, 2016, between the Company, the Bank, and Jan H. Hollar (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 3, 2016).

10.4	Consulting and Noncompete Agreement, dated as of February 29, 2016, between the Company, the Bank, and James R. Clarkson ((incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 3, 2016).

10.5	Form of Stock Purchase Agreement, dated as of March 2, 2016, between the Company and Investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on March 9, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.