Form 10-Q
period 2016-06-30
HCSB FINANCIAL CORP
filed 2016-08-05
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 377,482,383 shares of common stock, par value $.01 per share, were issued and outstanding as of August 1, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands except share amounts)	2016	2015
Assets:	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from banks	$64,024	$22,137

Securities available-for-sale	80,969	89,701
Nonmarketable equity securities	1,090	1,330
Total investment securities	82,059	91,031

Loans held for sale	4,280	—

Loans receivable	199,072	209,367
Less allowance for loan losses	(4,492)	(4,601)
Loans, net	194,580	204,766

Premises and equipment, net	14,591	15,917
Assets held for sale	768	—
Accrued interest receivable	1,286	1,745
Cash value of life insurance	11,481	11,319
Other real estate owned	7,256	13,624
Other assets	2,155	884
Total assets	$382,480	$361,423

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$44,077	$40,182
Interest-bearing transaction accounts	39,067	40,478
Money market savings accounts	68,337	65,806
Other savings accounts	11,787	10,394
Time deposits $250 and over	3,746	3,735
Other time deposits	156,228	170,236
Total deposits	323,242	330,831

Repurchase agreements	1,659	1,716
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	—	11,021
Junior subordinated debentures	—	6,117
Accrued interest payable	123	5,958
Other liabilities	3,189	1,030
Total liabilities	345,213	373,673

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
Series A, 905,316 and no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9	—
Series T, no and 12,895 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	12,895
Common stock, $0.01 par value, 500,000,000 shares authorized; 363,314,783 and 3,846,340 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,633	38
Capital surplus	81,903	30,220
Common stock warrant	—	1,012
Retained deficit	(48,177)	(54,807)
Accumulated other comprehensive loss	(101)	(1,608)
Total shareholders’ equity (deficit)	37,267	(12,250)
Total liabilities and shareholders’ equity (deficit)	$382,480	$361,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
(Dollars in thousands except share amounts)	2016	2015	2016	2015
Interest income:
Loans, including fees	$5,064	$5,787	$2,581	$2,954
Investment securities:
Taxable	847	995	386	510
Nonmarketable equity securities	28	29	14	15
Other interest income	104	37	73	21
Total	6,043	6,848	3,054	3,500
Interest expense:
Deposits	1,035	1,289	512	641
Borrowings	620	994	97	497
Total	1,655	2,283	609	1,138
Net interest income	4,388	4,565	2,445	2,362
Provision for loan losses	4,984	—	3,560	—

Net interest income (loss) after provision for loan losses	(596)	4,565	(1,115)	2,362

Noninterest income:
Service charges on deposit accounts	350	384	189	201
Gains (losses) on sales of securities available-for-sale	(85)	212	(102)	78
Gains on sales of mortgage loans	—	125	—	63
Other fees and commissions	169	232	97	135
Brokerage commissions	13	31	4	16
Income from cash value of life insurance	220	213	110	106
Net loss on sales of assets	—	(15)	—	(9)
Gain from early extinguishment of debt	19,115	—	19,115	—
Other operating income	87	187	40	76
Total	19,869	1,369	19,453	666

Noninterest expenses:
Salaries and employee benefits	2,954	2,825	1,668	1,402
Net occupancy expense	540	584	265	289
Furniture and equipment expense	445	498	221	245
FDIC insurance premiums	515	725	206	363
Net cost of operations of other real estate owned	4,837	83	3,273	365
Other operating expenses	2,432	1,392	1,872	766
Total	11,723	6,107	7,505	3,430

Income (loss) before income taxes	7,550	(173)	10,833	(402)
Income tax expense	920	32	920	5
Net income (loss)	$6,630	$(205)	$9,913	$(407)
Preferred dividends	—	(593)	—	(296)
Net income (loss) available to common shareholders	$6,630	$(798)	$9,913	$(703)

Net income (loss) per common share
Basic	$0.04	$(0.21)	$0.03	$(0.18)
Diluted	$0.04	$(0.21)	$0.03	$(0.18)
Weighted average common shares outstanding
Basic and diluted	161,854,447	3,816,340	319,862,554	3,816,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2016	2015

Net income (loss)	$6,630	$(205)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period,
net of tax	1,453	(454)
Reclassification to realized (gains) losses, net of tax	54	(212)
Other comprehensive income (loss), net of tax	1,507	(666)
Comprehensive income (loss)	$8,137	$(871)

	Three months ended June 30,
(Dollars in thousands)	2016	2015

Net income (loss)	$9,913	$(407)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period
net of tax	558	(1,162)
Reclassification to realized (gains) losses, net of tax	64	(78)
Other comprehensive income (loss), net of tax	622	(1,240)
Comprehensive income (loss)	$10,535	$(1,647)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2016 and 2015

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total

(Dollars in thousands except share data)

Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net loss	—	—	—	—	—	—	(205)	—	(205)
Other comprehensive loss	—	—	—	—	—	—	—	(666)	(666)
Balance, June 30, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,766)	$(1,511)	$(12,118)

Balance, December 31, 2015	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(54,807)	$(1,608)	$(12,250)
Redemption of Series T preferred stock and CPP Warrant	—	—	(1,012)	(12,895)	(12,895)	13,778	—	—	(129)
Issuance of Series A preferred stock	—	—	—	905,316	9	9,044	—	—	9,053
Issuance of common stock	359,468,443	3,595	—	—	—	32,352	—	—	35,947
Stock issuance costs	—	—	—	—	—	(3,491)	—	—	(3,491)
Net income	—	—	—	—	—	—	6,630	—	6,630
Other comprehensive income	—	—	—	—	—	—	—	1,507	1,507
Balance, June 30, 2016	363,314,783	$3,633	$—	905,316	$9	$81,903	$(48,177)	$(101)	$37,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,630	$(205)
Adjustments to reconcile net income (loss) to net cash (used by) provided by operating activities:
Depreciation and amortization	338	377
Amortization of debt issuance costs	2	—
Provision for loan losses	4,984	—
Amortization less accretion on investments	12	132
Net (gains) losses on sales of securities available-for-sale	85	(212)
Gains on sales of other real estate owned	(40)	(531)
Write-downs of other real estate owned	4,325	49
Gain from early extinguishment of debt	(19,115)	—
Decrease in accrued interest receivable	459	221
Increase in accrued interest payable	397	666
Income (net of mortality cost) on cash value of life insurance	(162)	(157)
(Increase) decrease in other assets	(1,397)	1,584
Increase (decrease) in other liabilities	2,159	(119)
Net cash (used by) provided by operating activities	(1,323)	1,805

Cash flows from investing activities:
Decrease in loans to customers, net	156	1,415
Purchases of securities available-for-sale	(23,232)	(11,000)
Maturities, calls and principal paydowns of securities available-for-sale	25,115	7,721
Proceeds from sales of securities available-for-sale	8,199	17,901
Redemptions of nonmarketable equity securities	240	12
Proceeds from sales of other real estate owned	2,849	4,271
Purchases of premises and equipment, net	220	(190)
Net cash provided by investing activities	13,547	20,130

Cash flows from financing activities:
Net increase in demand deposits and savings	6,408	13,693
Net decrease in time deposits	(13,997)	(20,524)
Net decrease in repurchase agreements	(57)	(546)
Redemption of subordinated debentures	(3,454)	—
Redemption of junior subordinated debentures	(617)	—
Redemption of Series T preferred stock and CPP Warrant	(129)	—
Issuance of Series A preferred stock	9,053	—
Issuance of common stock	35,947	—
Stock issuance costs	(3,491)	—
Net cash provided by (used by) financing activities	29,663	(7,377)

Net increase in cash and cash equivalents	41,887	14,558
Cash and cash equivalents, beginning of period	22,137	28,527
Cash and cash equivalents, end of period	$64,024	$43,085

Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,258	$1,617

Noncash investing and financing activities:
Transfers of loans to loans held for sale	$4,280	$—
Transfers of loans to other real estate owned	$766	$2,185
Transfers of premises and equipment to assets held for sale	$768	$3,927
Change in unrealized gains (losses) on securities available-for-sale	$1,447	$(666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Organization and Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of HCSB Financial Corporation (the “Company”) which was incorporated on June 10, 1999 to serve as a bank holding company for its wholly owned subsidiary, Horry County State Bank (the “Bank”). The Bank was incorporated on December 18, 1987, and opened for operations on January 4, 1988. The principal business activity of the Company is to provide commercial banking services in Horry County, South Carolina, and in Columbus and Brunswick Counties, North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities. The trust preferred securities were redeemed in the second quarter of 2016. The operations of the Trust were not consolidated in the financial statements prior to the dissolution.

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2016 and for the interim periods ended June 30, 2016 and 2015 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six and three month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial information as of December 31, 2015 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2016 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, as amended on Form 10-K/A which was filed with the SEC on April 1, 2016.

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

Loans Held for Sale – Loans held for sale consist primarily of troubled loans that the Bank has contracted to sell. They are carried at the lower of aggregate cost or market which approximated the contract price of the loans at June 30, 2016. These loans were sold on July 7, 2016 with no resulting gain or loss.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These loans are especially susceptible to being adversely effected by unfavorable economic conditions. The commercial real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values in our market areas decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. Due to the private placement in April 2016 that removed the going concern considerations, the Company recorded a deferred tax asset of $59 thousand related to unrealized losses in the securities available-for-sale portfolio. The remaining deferred tax asset was offset by a valuation allowance. At December 31, 2015, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. There were no common share equivalents at June 30, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. The amendments were effective for the Company on January 1, 2016. As a result, all debt issuance costs were reclassified to offset related debt.

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

In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity (deficit) as previously reported.

Recent Developments

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes bore interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided, that the interest rate would not be less than 8% per annum or more than 12% per annum. Beginning in October 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the subordinated promissory notes. Effective as of September 16, 2015, the Company, the Bank, and certain other defendants entered into a class action settlement agreement in potential settlement of the putative class action lawsuit initiated by three holders of the Company’s subordinated promissory notes, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated promissory notes, with respect to alleged wrongful conduct associated with purchases of the subordinated promissory notes, including fraud, violation of state securities statutes, and negligence. On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the class action settlement agreement, the Company established a settlement fund of approximately $2.4 million, which represented 20% of the principal of subordinated promissory notes issued by the Company. The settlement fund was used to redeem the subordinated promissory notes held by class members. Also on April 11, 2016, the Company settled, pursuant to previously executed binding settlement agreements, with all subordinated promissory note holders who opted out of the class action settlement. These settlements, including the class action settlement, constituted the full satisfaction of the principal and interest owed on, and required the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. Refer to Note 8 to our Financial Statements for additional information on the subordinated promissory notes.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security and a maturity of December 31, 2034, to institutional buyers in a pooled trust preferred issue. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. Beginning in February 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the trust preferred securities. The Company was permitted to defer these interest payments for up to 20 consecutive quarterly periods, or until March 15, 2016, at which point all of the deferred interest, including interest accrued on such deferred interest, would become due and payable. On February 29, 2016, the Company entered into a securities purchase agreement with Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company agreed to repurchase the trust preferred securities for $600 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25 thousand. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the securities purchase agreement, the Company repurchased all of the trust preferred securities from Alesco for $600 thousand plus $17 thousand in direct legal expenses. Refer to Note 7 to our Financial Statements for additional information on the trust preferred securities.

After taking into account the discounted repurchase or redemption prices for the Series T preferred stock, the trust preferred securities and the subordinated promissory notes, each as described above, as well as the forgiveness of accrued and deferred interest, legal fees, amounts paid in settlement of litigation, income taxes, and other expenses incurred in connection with these transactions, the Company recognized a gain, net of income taxes, of approximately $13.8 million on the repurchase of the Series T preferred stock, which is included in capital surplus and an aggregate gain of $19.1 million from the extinguishment of debt which is included in noninterest income. See the respective notes referred to above for additional information.

On July 7, 2016, the Company sold $4.3 million of nonaccrual loans and $270 thousand of OREO. The loans and OREO were recorded at fair value as of June 30, 2016 which was equal to the sales contract value and therefore resulted in no gain or loss. Refer to Note 4 to our Financial Statements for additional information.

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

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, by July 10, 2011, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	Following the closing of the 2016 private placement on April 11, 2016, the Company contributed $38.0 million to the Bank as a capital contribution. As a result, the Bank had Total Risk Based capital equal to 17.58% of risk-weighted assets and Tier 1 capital equal to 9.90% of average assets as of June 30, 2016. Accordingly, we believe that the Bank is now in compliance with this provision of the Consent Order.
Submit, by April 11, 2011, a written capital plan to the supervisory authorities.	We believe we have complied with this provision of the Consent Order.
Establish, by March 12, 2011, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Directors’ Committee.	We believe we have complied with this provision of the Consent Order. The Directors’ Committee meets monthly and each meeting includes reviews and discussions of all areas required in the Consent Order.
Develop, by May 11, 2011, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order. In 2011, the Bank engaged an independent third party to perform an assessment of the Bank’s staffing needs to ensure the Bank has an appropriate organizational structure with qualified management in place. The Board of Directors has reviewed all recommendations regarding the Bank’s organizational structure.
Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.
Eliminate, by March 12, 2011, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

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

We believe we have complied with this provision of the Consent Order. The written plan was submitted and approved and assets classified in the June 30, 2010 Report of Examination have been reduced by 85.35% as of June 30, 2016.

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

Following the closing of the 2016 private placement, the Bank believes that it is currently in substantial compliance with the Consent Order. Nevertheless, the determination of the Bank’s compliance will be made by the FDIC and the State Board, and we do not expect to be released from the Consent Order until completion of a full examination cycle. There can be no assurances that this will happen or that the Consent Order will be lifted in a timely manner. Until the Consent Order is lifted, we will be subject to limits on our growth and on hiring additional personnel, among other restrictions. In addition, the supervisory authorities may amend the Consent Order based on the results of their ongoing examinations.

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

On August 18, 2014, the Federal Reserve Bank of Richmond informed the Company that it is required to repay two notes in the amount of $1.8 million to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank is a general unsecured creditor of the Company with respect to these loans. The Company made these payments to the Bank shortly following the closing of the private placement on April 11, 2016.

Other Considerations

The effects of the Great Recession continue to be felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, experienced a decline in the value of the collateral securing its loan portfolio as well as a rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank also entered into an agreement to sell approximately $4.3 million of its nonperforming loans which settled subsequent to June 30, 2016. These loans were recorded as loans held for sale and were not included in nonperforming loans at June 30, 2016 but were considered as nonperforming assets. As a result, the Bank’s nonperforming assets at June 30, 2016 were $11.9 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 3.10% and 6.19% as of June 30, 2016 and December 31, 2015, respectively. As a percentage of total loans, nonperforming loans were 0.17% and 4.18% as of June 30, 2016 and December 31, 2015, respectively.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2016
Government-sponsored enterprises	$21,638	$192	$(50)	$21,780
Mortgage-backed securities	53,839	302	(753)	53,388
State and political subdivisions	5,653	148	—	5,801
Total	$81,130	$642	$(803)	$80,969

December 31, 2015
Government-sponsored enterprises	$36,720	$—	$(688)	$36,032
Mortgage-backed securities	53,368	54	(977)	52,445
State and political subdivisions	1,221	5	(2)	1,224
Total	$91,309	$59	$(1,667)	$89,701

The following is a summary of maturities of securities available-for-sale as of June 30, 2016. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

June 30, 2016 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government-sponsored enterprises	$—	$322	$2,000	$19,316	$21,638	$21,780
Mortgage backed securities	—	—	10,239	43,600	53,839	53,388
State and political subdivisions	—	—	2,706	2,947	5,653	5,801
Total	$—	$322	$14,945	$65,863	$81,130	$80,969

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	June 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6,912	$(50)	$—	$—	$6,912	$(50)
Mortgage-backed securities	13,559	(163)	17,649	(590)	31,208	(753)
Total	$20,471	$(213)	$17,649	$(590)	$38,120	$(803)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$31,490	$(558)	$4,543	$(130)	$36,033	$(688)
Mortgage-backed securities	28,024	(354)	17,008	(623)	45,032	(977)
State and political subdivisions	617	(2)	—	—	617	(2)
Total	$60,131	$(914)	$21,551	$(753)	$81,682	$(1,667)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At June 30, 2016, the Company had 16 mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At June 30, 2016 and December 31, 2015, investment securities with a book value of $35.2 million and $36.7 million, respectively, and a market value of $35.4 million and $36.1 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $8.2 million and $17.9 million for the six-month periods ended June 30, 2016 and 2015, respectively and $4.0 million and $11.5 million for the three-month periods ended June 30, 2016 and 2015, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross realized gains	$20	$78	$37	$212
Gross realized losses	(122)	—	(122)	—
Net gain	$(102)	$78	$(85)	$212

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2016	2015

Residential	$70,577	$75,081
Commercial Real Estate	86,998	101,291
Commercial	36,760	27,881
Consumer	4,737	5,114
Total gross loans	$199,072	$209,367

At June 30, 2016, $4.3 million of loans receivable were transferred to loans held for sale. The loans were recorded at fair value on June 30, 2016, which was equal to the sales contract value. Differences between the carrying values and contract values were charged off through the allowance for loan losses. Prior to the transfer to loans held for sale, all of the loans were classified as nonaccrual and $3.3 million of the loans were classified as TDRs with an initial carrying value of $5.5 million. These loans have been presented separately and consisted of the following:

	Initial	Balance
	Carrying	Charged-off	June 30,
(Dollars in thousands)	Value	Amount	2016

Residential	$1,830	$(744)	$1,086
Commercial Real Estate	4,749	(1,930)	2,819
Commercial	615	(250)	365
Consumer	17	(7)	10
Total loans held for sale	$7,211	$(2,931)	$4,280

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

Based on management observation, judgment, and experience, environmental factors used in the allowance for loan loss model were reassessed during the second quarter of 2016 for all loan classes. Management also determined that a look back period of twelve quarters would be more appropriate in light of recent changes to the economy. The allowance was previously based on a six quarter look back period. The impact of the change to the model resulted in a $2.1 million increase to the loan loss reserves as of the time of the change.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the six months ended June 30, 2016 and 2015 and as of and for the year ended December 31, 2015, by portfolio segment:

June 30, 2016
(Dollars in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$952	$2,543	$80	$1,026	$4,601
Charge-offs	(1,068)	(4,591)	(32)	(777)	(6,468)
Recoveries	1,253	50	12	60	1,375
Provision	(402)	4,359	66	961	4,984
Ending balance	$735	$2,361	$126	$1,270	$4,492

Ending balances:
Individually evaluated for impairment	$46	$389	$7	$403	$845
Collectively evaluated for impairment	$689	$1,972	$119	$867	$3,647

Loans receivable:

Ending balance, total	$36,760	$86,998	$4,737	$70,577	$199,072

Ending balances:
Individually evaluated for impairment	$1,651	$14,038	$95	$7,709	$23,493
Collectively evaluated for impairment	$35,109	$72,960	$4,642	$62,868	$175,579

June 30, 2015
(Dollars in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(451)	(253)	(47)	(357)	(1,108)
Recoveries	157	688	12	63	920
Provision	670	(902)	70	162	—
Ending balance	$973	$3,124	$220	$1,282	$5,599

Ending balances:
Individually evaluated for impairment	$148	$786	$9	$585	$1,528
Collectively evaluated for impairment	$825	$2,338	$211	$697	$4,071

Loans receivable:

Ending balance, total	$34,603	$108,817	$5,877	$82,001	$231,298

Ending balances:
Individually evaluated for impairment	$2,929	$24,164	$112	$10,905	$38,110
Collectively evaluated for impairment	$31,674	$84,653	$5,765	$71,096	$193,188

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2016 and December 31, 2015.

June 30, 2016

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$104	$1	$—	$105	$36,655	$36,760	$118
Commercial real estate:
Construction	22	—	—	22	19,721	19,743	—
Other	202	—	—	202	67,053	67,255	59

Real Estate:
Residential	320	143	37	500	70,077	70,577	148

Consumer:
Other	16	15	—	31	4,158	4,189	7
Revolving credit	—	—	—	—	548	548	—
Total	$664	$159	$37	$860	$198,212	$199,072	$332

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

There were no loans outstanding 90 days or more and still accruing interest at June 30, 2016 or December 31, 2015.

Loans held for sale are summarized as follows, by portfolio class, as of June 30, 2016.

June 30, 2016

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$—	$35	$255	$290	$75	$365	$365
Commercial real estate:
Construction	—	—	18	18	235	253	253
Other	—	59	2,296	2,355	211	2,566	2,566

Real Estate:
Residential	41	248	295	584	502	1,086	1,086

Consumer:
Other	—	7	—	7	3	10	10
Revolving credit	—	—	—	—	—	—	—
Total	$41	$349	$2,864	$3,254	$1,026	$4,280	$4,280

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2016 and December 31, 2015.

June 30, 2016

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$2,177	$—	$392	$84	$2,653
Grade 2 – Modest	450	140	44	433	1,067
Grade 3 – Average	3,645	8,404	148	4,936	17,133
Grade 4 – Satisfactory	17,357	45,297	3,542	46,860	113,056
Grade 5 – Watch	11,435	18,733	325	10,378	40,871
Grade 6 – Special Mention	1,137	1,840	203	1,447	4,627
Grade 7 – Substandard	559	12,584	83	6,439	19,665
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$36,760	$86,998	$4,737	$70,577	$199,072

December 31, 2015

(Dollars in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$27,881	$101,291	$5,114	$75,081	$209,367

Loans held for sale by management’s internal credit risk grades, by portfolio class, as of June 30, 2016 were as follows:

June 30, 2016

(Dollars in thousands)

Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$—	$—	$—	$—	$—
Grade 2 – Modest	—	—	—	—	—
Grade 3 – Average	—	—	—	—	—
Grade 4 – Satisfactory	—	—	—	—	—
Grade 5 – Watch	12	—	—	—	12
Grade 6 – Special Mention	—	—	—	—	—
Grade 7 – Substandard	353	2,819	10	1,086	4,268
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$365	$2,819	$10	$1,086	$4,280

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of June 30, 2016, $133.9 million, or 67.3% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2016, loans with a credit grade of “watch” and “special mention” totaled $45.5 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At June 30, 2016, classified loans totaled $19.7 million, with $19.0 million being collateralized by real estate. This includes $12.9 million in troubled debt restructurings (“TDRs”), of which $12.9 million were performing as expected under the new terms and $4 thousand were considered to be nonperforming. Classified credits are evaluated for impairment on a quarterly basis. Loans showing improvement may be upgraded to “watch”.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2016, the recorded investment in impaired loans was $23.5 million, compared to $33.9 million at December 31, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 – LOAN PORTFOLIO – continued

The following chart details our impaired loans, which includes TDRs totaling $21.8 million and $29.1 million, by category, as of June 30, 2016 and December 31, 2015, respectively:

June 30, 2016
(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$635	$818	$—	$860	$22	$791	$10
Commercial real estate	10,195	13,241	—	10,345	249	10,222	117
Residential	3,821	3,979	—	3,846	108	3,831	57
Consumer	45	45	—	48	2	46	—
Total:	$14,696	$18,083	$—	$15,099	$381	$14,890	$184
With an allowance recorded:
Commercial	1,016	1,016	46	1,058	20	1,033	11
Commercial real estate	3,843	3,843	389	3,888	94	3,856	53
Residential	3,888	3,888	403	3,913	85	3,897	41
Consumer	50	50	7	52	1	51	1
Total:	$8,797	$8,797	$845	$8,911	$200	$8,837	$106
Total:
Commercial	1,651	1,834	46	1,918	42	1,824	21
Commercial real estate	14,038	17,084	389	14,233	343	14,078	170
Residential	7,709	7,867	403	7,759	193	7,728	98
Consumer	95	95	7	100	3	97	1
Total:	$23,493	$28,880	$845	$24,010	$581	$23,727	$290

December 31, 2015
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,070	$1,339	$—	$1,319	$72
Commercial real estate	17,180	22,037	—	18,989	722
Residential	4,016	4,338	—	4,936	137
Consumer	68	68	—	84	7
Total:	$22,334	$27,782	$—	$25,328	$938
With an allowance recorded:
Commercial	1,657	1,657	137	1,729	79
Commercial real estate	4,402	4,402	396	4,461	207
Residential	5,402	5,443	560	5,445	215
Consumer	66	66	10	66	3
Total:	$11,527	$11,568	$1,103	$11,701	$504
Total:
Commercial	2,727	2,996	137	3,048	151
Commercial real estate	21,582	26,439	396	23,450	929
Residential	9,418	9,781	560	10,381	352
Consumer	134	134	10	150	10
Total:	$33,861	$39,350	$1,103	$37,029	$1,442

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming TDRs	$4	$5,449
Performing TDRs:
Commercial	1,651	2,565
Commercial real estate	13,392	13,883
Residential	6,637	7,059
Consumer	95	106
Total performing TDRs	21,775	23,613
Total TDRs	$21,779	$29,062

Nonperforming TDRs of $3.3 million were included in loans held for sale at June 30, 2016 and are not included in the table above.

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Six Months ended June 30, 2016

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	3	$308	$144	—	$—	$—
Residential	6	634	534	2	111	111
Commercial	4	179	155	2	193	77
Consumer	—	—	—	—	—	—
Total	13	$1,121	$833	4	$304	$188

During the six months ended June 30, 2016, 13 loans were modified that were considered to be TDRs. Term concessions only were granted for seven loans; term and interest concessions were granted for one loan; term and payment deferrals were granted for one loan; term, payment deferrals and interest concessions were granted for one loan; principal was forgiven on two loans; and other concessions were extended for one loan.

(1) Loans past due 90 days or more are considered to be in default.

For the Three Months ended June 30, 2016

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	3	$308	$144	—	$—	$—
Residential	4	502	456	—	—	—
Commercial	2	44	44	1	87	51
Consumer	—	—	—	—	—	—
Total	9	$854	$644	1	$87	$51

During the quarter ended June 30, 2016, nine loans were modified that were considered to be TDRs. Term concessions only were granted for four loans; term and interest concessions were granted for one loan; term, payment deferrals and interest concessions were granted for one loan; principal was forgiven on two loans; and other concessions were extended for one loan.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

For the Six Months ended June 30, 2015

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	2	$252	$252	1	$148	$148
Residential	5	636	596	3	496	496
Commercial	1	62	62	1	27	27
Consumer	1	10	10	—	—	—
Total	9	$960	$920	5	$671	$671

During the six months ended June 30, 2015, nine loans were modified that were considered to be TDRs. Term concessions only were granted for two loans; payment deferrals only were granted for one loan; term and payment deferrals were granted for four loans; and term, payment deferrals and interest concessions were granted for two loans.

(1) Loans past due 90 days or more are considered to be in default.

For the Three Months ended June 30, 2015

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment

Commercial real estate	1	$83	$83	1	$148	$148
Residential	3	549	509	2	200	200
Commercial	—	—	—	—	—	—
Consumer	1	10	10	—	—	—
Total	5	$642	$602	3	$348	$348

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Commitments to extend credit	$28,411	$21,318
Standby letters of credit	183	257

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the periods ended June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$13,624	$19,501
Additions	766	4,058
Sales	(2,809)	(9,709)
Write-downs	(4,325)	(226)
Balance, end of period	$7,256	$13,624

Increased write-downs were taken during the first six months of 2016 in an effort to expedite sales to reduce nonperforming assets. Subsequent to June 30, 2016, eleven properties were sold for $270 thousand at no gain or loss. Write-downs related to these properties of $584 thousand were recorded in the first six months of 2016.

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at June 30, 2016:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$17,000

As of June 30, 2016, we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At June 30, 2016, the Company had pledged as collateral for FHLB advances approximately $3.2 million of one-to-four family first mortgage loans, $1.3 million of commercial real estate loans, $4.0 million in home equity lines of credit, and $12.0 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $7.4 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of June 30, 2016, scheduled principal reductions include $12.0 million in 2018 and $5.0 million in 2019.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 21, 2004, the Trust issued $6.0 million floating rate trust preferred securities with a maturity of December 31, 2034. In accordance with current accounting standards, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the Trust as a $6.2 million junior subordinated debenture offset by debt issuance costs. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

The Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the trust preferred securities beginning February 2011 and as a result, the Company had deferred interest payments in the amount of approximately $958 thousand due and payable at the time of redemption on April 11, 2016, as described below.

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

On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. The notice of default related specifically to the Indenture dated December 21, 2004, by and among the Company and The Bank of New York Mellon Trust Company, N.A., successor-in-interest to JP Morgan Chase Bank, National Association, under which the Company issued the trust preferred securities. As permitted by the Indenture, the Company previously exercised its right to defer interest payments on the trust preferred securities for 20 consecutive quarterly payment periods. The Company’s right to defer such interest payments expired on March 15, 2016, at which time all deferred payments of interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indenture, and therefore pursuant to the Indenture, the trustee provided this notice of default. However, under the Indenture, the principal amount of the trust preferred securities, together with any premium and unpaid accrued interest, would only become due upon such an event of default if the trustee or Alesco declared such amounts due and payable by written notice to the Company.

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company repurchased all of the outstanding trust preferred securities for $600 thousand, plus reimbursement of approximately $17 thousand in third party legal expenses. The redemption gain realized on this settlement was approximately $6.3 million.

The redemption consisted of the following (in thousands):

Assets
Other assets	$186
Reduction to assets	186
Liabilities
Junior subordinated debentures	6,117
Accrued interest payable	958
Reduction to liabilities	7,075

Cash paid	(617)
Gain on extinguishment of debt	$6,272

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

The Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the subordinated notes beginning October 2011 and, as a result, the Company had deferred interest payments in the amount of approximately $5.3 million at the time of redemption on April 11, 2016, as described below.

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

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company established a settlement fund of approximately $2.4 million, which represented 20% of the principal of subordinated promissory notes issued by the Company. The proceeds of the fund were used to redeem the subordinated promissory notes held by class members. Also on April 11, 2016, the Company settled, pursuant to previously executed binding settlement agreements, with the subordinated promissory note holders who opted out of the class action settlement. These settlements, including the class action settlement, constituted the full satisfaction of the principal and interest owed on, and required the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. The redemption gain realized on this settlement was approximately $12.8 million.

The redemption consisted of the following (in thousands):

Assets
Reduction to assets	$—
Liabilities
Subordinated debentures	11,023
Accrued interest payable	5,274
Reduction to liabilities	16,297

Cash paid	(3,454)
Gain on extinguishment of debt	$12,843

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock

Series T - In March 2009, in connection with the CPP, the Company issued to the U.S. Treasury 12,895 shares of the Company’s Series T preferred stock. The Series T preferred stock had a dividend rate of 5% for the first five years and 9% thereafter, and had a call feature after three years.

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

Beginning in February 2011, the Federal Reserve Bank of Richmond required the Company to defer dividend payments on the 12,895 shares of the Series T preferred stock. Therefore, for each quarterly period beginning in February 2011, the Company notified the U.S. Treasury of its deferral of quarterly dividend payments on the Series T preferred stock. The amount of each of the Company’s quarterly interest payments was approximately $161 thousand through March 2014 and then increased to $290 thousand. At the time the shares were repurchased on April 12, 2016, as described below, the Company had $5.1 million of deferred dividend payments due on the Series T preferred stock, $398 thousand of which had previously been shown as accrued preferred dividends on the Company’s statement of operations for 2016.

On April 12, 2016, the Company repurchased all 12,895 shares of the outstanding Series T preferred stock from the U.S. Treasury for $129 thousand. The U.S. Treasury also canceled the CPP Warrant. The redemption gain realized on this settlement was approximately $13.8 million and was recorded as capital surplus.

Series A – As previously disclosed, on April 1, 2016, the Company designated 905,316 shares of the Company’s authorized but unissued preferred stock as shares of the Company’s Series A preferred stock. As discussed in Note 1, the Company issued 905,316 shares of its Series A stock at $10.00 per share in the 2016 private placement.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

Restrictions on Dividends

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

Regulatory Capital

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

The new capital conservation buffer began its phase-in period on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019, as discussed above. The Bank had sufficient capital to meet the new conservation buffer requirements at June 30, 2016.

To be considered “well-capitalized,” a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, a bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, a bank must maintain a minimum Tier 1 leverage ratio of at least 6%. Pursuant to the terms of the Consent Order with the FDIC and the State Board, the Bank must achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. In addition, regardless of the Bank’s actual capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order.

At June 30, 2016, the Company was categorized as “well capitalized”. While the Bank cannot be considered “well capitalized” due to the Consent Order, as a result of the 2016 private placement, the Bank meets all of the capital requirements set forth under the Consent Order as of June 30, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
The Company
Total Capital
(to Risk-Weighted Assets)	$40,303	17.28%	$18,661	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$37,368	16.02%	$9,331	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$37,368	9.68%	$15,447	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$41,053	17.58%	$18,682	8.00%	$23,353	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$38,114	16.32%	$14,012	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$38,114	9.90%	$15,397	4.00%	$30,793	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$38,114	16.32%	$10,509	4.50%	N/A	N/A

December 31, 2015
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,642)	(4.15)%	$20,537	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,642)	(4.15)%	$10,269	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,642)	(2.87)%	$14,831	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$15,402	5.92%	$20,802	8.00%	$26,002	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$12,135	4.67%	$15,601	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$12,135	3.28%	$14,819	4.00%	$29,639	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$12,135	4.67%	$11,701	4.50%	N/A	N/A

(1) Minimum capital amounts and ratios presented as of June 30, 2016 and December 31, 2015, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC and the State Board. Minimum capital amounts and ratios presented for the Bank as of June 30, 2016 and December 31, 2015, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Six Months ended June 30,
per share amounts)	2016	2015

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$6,630	$(798)

Weighted average common shares outstanding - basic	161,854,447	3,816,340

Basic income (loss) per common share	$0.04	$(0.21)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$6,630	$(798)

Weighted average common shares outstanding - basic	161,854,447	3,816,340

Incremental shares	—	—

Weighted average common shares outstanding - diluted	161,854,447	3,816,340

Diluted income (loss) per common share	$0.04	$(0.21)

(Dollars in thousands, except	Three Months ended June 30,
per share amounts)	2016	2015

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$9,913	$(703)

Weighted average common shares outstanding - basic	319,862,554	3,816,340

Basic income (loss) per common share	$0.03	$(0.18)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$9,913	$(703)

Weighted average common shares outstanding - basic	319,862,554	3,816,340

Incremental shares	—	—

Weighted average common shares outstanding - diluted	319,862,554	3,816,340

Diluted income (loss) per common share	$0.03	$(0.18)

There were no common stock equivalents outstanding at June 30, 2016. For the six and three month periods ended June 30, 2015, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

Loans Held for Sale - Fair values of loans held for sale are based on outstanding commitments to sell.

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

Assets Held for Sale – The carrying amount is a reasonable estimate of fair value based on market value less costs to sell.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

June 30, 2016			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$64,024	$64,024	$64,024	$—	$—
Securities available-for-sale	80,969	80,969	—	80,969	—
Nonmarketable equity securities	1,090	1,090	—	—	1,090
Loans held for sale	4,280	4,280	—	4,280	—
Loans, net	194,580	193,287	—	—	193,287
Assets held for sale	768	768	—	—	768

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	163,268	163,268	163,268	—	—
Certificates of deposit	159,974	159,977	—	159,977	—
Repurchase agreements	1,659	1,659	—	1,659	—
Advances from the Federal Home
Loan Bank	17,000	17,000	—	17,000	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial
Instruments:
Commitments to extend credit	$28,411	n/a
Standby letters of credit	183	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

December 31, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$22,137	$22,137	$22,137	$—	$—
Securities available-for-sale	89,701	89,701	—	89,701	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans, net	204,766	204,975	—	—	204,975

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	156,860	156,860	156,860	—	—
Certificates of deposit	173,971	174,964	—	174,964	—
Repurchase agreements	1,716	1,716	—	1,716	—
Advances from the Federal Home Loan Bank	17,000	17,108	—	17,108	—
Subordinated debentures	11,021	*	—	—	—
Junior subordinated debentures	6,117	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial
Instruments:
Commitments to extend credit	$21,318	n/a
Standby letters of credit	257	n/a

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended June 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Government sponsored enterprises	$21,780	$—	$21,780	$—
Mortgage-backed securities	53,388	—	53,388	—
Obligations of state and local governments	5,801	—	5,801	—
Total	$80,969	$—	$80,969	$—

December 31, 2015
Assets:
Government sponsored enterprises	$36,032	$—	$36,032	$—
Mortgage-backed securities	52,445	—	52,445	—
Obligations of state and local governments	1,224	—	1,224	—
Total	$89,701	$—	$89,701	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2016 and December 31, 2015.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Loans held for sale	$4,280	$—	$4,280	$—
Impaired loans, net of valuation allowance	22,648	—	—	22,648
Other real estate owned	7,256	—	—	7,256
Assets held for sale	768	—	—	768
Total	$34,952	$—	$4,280	$30,672

December 31, 2015
Assets:
Impaired loans, net of valuation allowance	$32,758	$—	$—	$32,758
Other real estate owned	13,624	—	—	13,624
Total	$46,382	$—	$—	$46,382

The Company has no liabilities measured at fair value on a nonrecurring basis.

Level 3 Valuation Methodologies

The fair value of impaired loans and loans held for sale is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of loans held for sale was based on sales contract value.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 - FAIR VALUE - continued

Foreclosed real estate and assets held for sale are carried at fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurements in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	June 30,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$1,605	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 23.50%
		Flows	Independent quotes	(1.00%)

Commercial real estate	13,649	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 32.33%
		Flows	Independent quotes	(7.20%)

Residential	7,306	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 46.60%
		Flows	Independent quotes	(11.57%)

Consumer	88	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 10.00%
		Flows	Independent quotes	(1.11%)

Other real estate owned	7,256	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 10.00%
		Flows	Independent quotes	(10.00%)

Assets held for sale	768	Appraised Value	Appraisals and/or sales
			of comparable properties/	0.00% - 10.00%
			Independent quotes	(10.00%)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At June 30, 2016, the Company is party to several court actions and investigations as discussed in detail in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

The Company and the Bank have engaged legal counsel and intend to vigorously defend themselves in all actions. The ultimate outcomes of all referenced actions are unknown at this time and reasonably possible losses cannot be estimated.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure that are not otherwise disclosed herein except for the following.

On June 30, 2016, the Company completed a public offering of 14,167,600 shares of common stock at $0.10 per share for aggregate cash proceeds of approximately $1.4 million (the “2016 public offering”). The 2016 public offering was conducted primarily to provide the Company’s legacy shareholders, employees and others in its community with an opportunity to invest in the Company at the same offering price of $0.10 per share that the Company offered to the investors in the 2016 private placement. The offering period ended at 5:00 p.m., Eastern Standard time, on June 30, 2016. The proceeds were held in escrow at June 30, 2016 and will be used for general corporate and operational purposes. The shares were issued on August 1, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and six month periods ended June 30, 2016, as compared to the three and six month periods ended June 30, 2015, and also analyzes our financial condition as of June 30, 2016 as compared to December 31, 2015. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the six months ended June 30, 2016, the Company had net income of $6.6 million compared to a net loss of $205 thousand for the six months ended June 30, 2015. After closing the 2016 private placement of its common stock and Series A preferred stock in the second quarter of 2016, the Company redeemed its subordinated promissory notes and its junior subordinated debentures and recognized a net gain on the redemption of $19.1 million. This gain was partially offset by a provision for loan losses of $5.0 million, write-downs of OREO of $4.3 million and an income tax expense of $920 thousand.

Total assets at June 30, 2016 were $382.5 million, an increase of $21.0 million from $361.4 million at December 31, 2015. Cash and cash equivalents increased by $41.9 million primarily from net proceeds from the 2016 private placement. Net loans receivable decreased by $10.2 million as $4.3 million were transferred to loans held for sale. These loans were sold on July 7, 2016. Securities available-for-sale decreased $8.7 million. OREO decreased by $6.4 million from year-end as a result of write-downs and sales. Total liabilities decreased $28.5 million as proceeds from the 2016 private placement were used to redeem the subordinated promissory notes and the junior subordinated debentures including related accrued interest payable. Time deposits decreased $14.0 million while other deposit accounts aggregately increased $6.4 million.

The closing of the 2016 private placement along with the gain realized on the redemption of subordinated promissory notes and the junior subordinated debentures provided a shareholders’ equity of $37.3 million as of June 30, 2016 compared to a shareholders’ deficit of $12.3 million at December 31, 2015.

RESULTS OF OPERATIONS

Results of Operations for the Six Months ended June 30, 2016 and 2015

The Company experienced a decrease of $805 thousand in total interest income for the six months ended June 30, 2016. A decrease in interest, including fees, on our loan portfolio of $723 thousand, or 12.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 combined with a decrease in interest income on our securities available-for-sale of $148 thousand contributed to the decrease. The redemption of the subordinated promissory notes and the junior subordinated debentures along with declines in rates and volume in deposits resulted in a decrease to total interest expense of $628 thousand, or 27.5%, for the six month period in 2016 compared to the six month period in 2015. Net interest income decreased $177 thousand for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. During the second quarter of 2016, management reevaluated the allowance model, as discussed in Provision and Allowance for Loan Losses, which resulted in an increase of $2.1 million at the time of the change. The Bank sold $4.3 million of nonaccrual loans on July 7, 2016. These loans were recorded at fair value as of June 30, 2016. The charge-offs related to these loans accounted for a significant portion of total loan charge-offs of $6.5 million in the fist six months of 2016. A provision of $5.0 million was recorded for the first six months of 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

No provision was considered necessary for the six-month period ended June 30, 2015. Loan charge-offs for the first six months of 2015 were $2.3 million.

The Company recognized a gain of $19.1 million related to the redemption of its subordinated promissory notes and its junior subordinated debentures which is discussed in Notes 7 and 8. Excluding this gain, noninterest income decreased $615 thousand to $754 thousand for the six months ended June 30, 2016 as compared to $1.4 million for the six months ended June 30, 2015, as most of the components of noninterest income decreased including gains and losses recognized on the sales of securities available-for-sale. The Company recognized a gain of $212 thousand on sales of securities for the first six months of 2015 compared to loss of $85 thousand recognized in the first six months of 2016.

Noninterest expense increased from $6.1 million for the six months ended June 30, 2015 to $11.7 million for the six months ended June 30, 2016. Net cost of operations of other real estate owned increased $4.8 million. The Company recognized significant write-downs on its OREO properties in an effort to expedite sales to reduce nonperforming assets.

Results of Operations for the Three Months ended June 30, 2016 and 2015

Net income for the three months ended June 30, 2016 was $9.9 million compared to a net loss of $407 thousand for the three months ended June 30, 2015. The change was primarily attributed to the gain from the redemption of the Company’s subordinated promissory notes and junior subordinated debentures partially offset by the provision for loan losses and OREO write-downs discussed above.

Interest income decreased $446 thousand for the quarter ended June 30, 2016 when compared the same period in 2015. Lower rates and lower volume contributed to the reduction. Interest expense also decreased by $529 thousand, or 46.5%, for the quarter ended June 30, 2016 when compared to the same period in 2015 primarily due to the redemption of the subordinated promissory notes and the junior subordinated debentures. Net interest income increased by $83 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

A provision for loan losses of $3.6 million was recognized for the three months ended June 30, 2016. No provision for loan losses was considered necessary for the quarter ended June 30, 2015.

Excluding the $19.1 million gain recognized on the extinguishment of the subordinated promissory notes and the junior subordinated debentures, noninterest income for the three months ended June 30, 2016 was $338 thousand compared to $672 thousand for the three months ended June 30, 2015. Gains realized on sales of available-for-sale securities were $78 thousand for the three months ended June 30, 2015 compared to losses realized on sales of available-for-sale securities of $102 thousand for the three months ended June 30, 2016. Most of the other components of noninterest income also declined.

For the three months ended June 30, 2016, noninterest expense was $7.5 million compared to $3.4 million for the three months ended June 30, 2015. The increase was substantially related to OREO write-downs discussed above.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of June 30, 2016 and December 31, 2015, all securities were classified as available-for-sale.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Investment Portfolio - continued

The portfolio of available-for-sale securities decreased $8.7 million, or 9.7%, from $89.7 million at December 31, 2015 to $81.0 million at June 30, 2016. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at June 30, 2016.

June 30, 2016 (in thousands)		Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Fair
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government sponsored enterprises	$—	$322	$2,000	$19,316	$21,638	$21,780
Mortgage backed securities	—	—	10,239	43,600	53,839	53,388
State and political subdivisions	—	—	2,706	2,947	5,653	5,801
Total	$—	$322	$14,945	$65,863	$81,130	$80,969

Weighted average yields
Government sponsored enterprises	—%	2.03%	2.13%	2.37%
Mortgage backed securities	—%	—%	2.02%	1.91%
State and political subdivisions	—%	—%	2.51%	2.88%
Total	—%	2.03%	2.12%	2.09%	2.10%

	Book	Market
December 31, 2015 (in thousands)	Value	Value
Investment securities
Government-sponsored enterprises	$36,720	$36,032
Mortgage-backed securities	53,368	52,445
States and political subdivisions	1,221	1,224
Total	$91,309	$89,701

Loan Portfolio

The Company experienced a decline in its loan portfolio of $10.3 million during the six months ended June 30, 2016. At June 30, 2016, $4.3 million of nonaccrual loans had been transferred to loans held for sale and were subsequently sold on July 7, 2016. These loans have been presented separately. The following table sets forth the composition of the loan portfolio by category as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Commercial construction and land development	$19,743	$30,532
Other commercial real estate	67,255	70,759
Residential construction	534	2,342
Other residential	70,043	72,739
Commercial and industrial	36,760	27,881
Consumer	4,737	5,114
	$199,072	$209,367

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 79.1% of our loan portfolio at June 30, 2016. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 18.5% and 2.4% of the loan portfolio, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

Loans held for sale consisted of the following:

	Initial		Balance
	Carrying	Charged-off	June 30,
(Dollars in thousands)	Value	Amount	2016

Real estate:
Commercial construction and land development	$426	$(173)	$253
Other commercial real estate	4,323	(1,757)	2,566
Residential construction	—	—	—
Other residential	1,830	(744)	1,086
Commercial and industrial	615	(250)	365
Consumer	17	(7)	10
Total loans held for sale	$7,211	$(2,931)	$4,280

Risk Elements

The downturn in general economic conditions that occurred beginning in 2008 resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. This downturn in our local real estate markets resulted, in some cases, in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, during an economic downturn like the one we experienced beginning in 2008, the value of the collateral may deteriorate during the time the credit is extended.  Another economic downturn could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of June 30, 2016.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets include nonperforming loans, nonperforming loans held for sale and other real estate that we own as a result of loan foreclosures.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The Bank entered into an agreement to sell approximately $4.3 million of its nonperforming loans which settled subsequent to June 30, 2016. These loans were recorded as loans held for sale and were not included in nonperforming loans at June 30, 2016 but were included as nonperforming assets. As a result, nonperforming loans were $332 thousand or 0.17% of total loans at June 30, 2016 compared to nonperforming loans at December 31, 2015 of $8.7 million or 4.18% of total loans. At June 30, 2016, nonperforming assets were $11.9 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 3.10% and 6.19% as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes nonperforming assets:

	June 30,	December 31,
Nonperforming Assets	2016	2015
(Dollars in thousands)
Nonaccrual loans	$332	$8,742
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	332	8,742
Nonperforming loans held for sale	4,280	—
Other real estate owned	7,256	13,624
Total nonperforming assets	$11,868	$22,366

Nonperforming assets to total assets	3.10%	6.19%
Nonperforming loans to total loans	0.17%	4.18%

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

Impaired loans are valued based on the net present value of expected cash flows or based on the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At June 30, 2016, the recorded investment in impaired loans was $23.5 million compared to $33.9 million at December 31, 2015.

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

At June 30, 2016, the principal balance of TDRs totaled $21.8 million. Of these restructured loans, $21.8 million were performing as expected under the new terms and $4 thousand were considered to be nonperforming. TDRs are evaluated for reserves on the basis of the fair value of the collateral or expected cash flows. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

A rollforward of TDRs for the six months ended June 30, 2016 and for the year ended December 31, 2015 is presented below:

	June 30,	December 31,
TDRs	2016	2015
(Dollars in thousands)
Balance, beginning of period	$29,062	$33,166
New TDRs and advances	833	1,393
Repayments	(1,882)	(2,688)
Charged-off TDRs	(2,948)	(2,809)
Transfers to loans held for sale	(3,286)	—
Balance, end of period	$21,779	$29,062

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

Based on management observation, judgment, and experience, environmental factors used in the allowance for loan loss model were increased during the second quarter of 2016 for all loan classes. Management also determined that a look back period of twelve quarters would be more appropriate. The allowance was previously based on a six quarter look back period. The impact of the change to the model resulted in a $2.1 million increase to the loan loss reserves as of the time of the change.

At June 30, 2016, the allowance for loan losses was $4.5 million or 2.26% of total loans compared to $4.6 million or 2.20% of total loans as of December 31, 2015. Reserves specifically set aside for impaired loans of $845 thousand and $1.1 million were included in the allowance as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, $4.3 million of loans receivable were transferred to loans held for sale. The loans were recorded at fair value which also represented the contract value. Differences between the carrying values and contract values were charged off through the allowance for loan losses and represent a significant portion of charge-offs in the first six months of 2016. Management believes the allowance is adequate.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Provision and Allowance for Loan Losses - continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Six	Six
	months	months	Year
	ended	ended	ended
(Dollars in thousands)	June 30,	June 30,	December 31,
	2016	2015	2015
Total loans outstanding at end of period	$199,072	$231,298	$209,367

Allowance for loan losses, beginning of period	$4,601	$5,787	$5,787

Charge offs:
Real estate	(5,368)	(610)	(1,713)
Commercial	(1,068)	(451)	(539)
Consumer	(32)	(47)	(81)
Total charge-offs	(6,468)	(1,108)	(2,333)

Recoveries of loans previously charged off	1,375	920	1,147
Net charge-offs	(5,093)	(188)	(1,186)

Provision charged to operations	4,984	—	—
Allowance for loan losses at end of period	$4,492	$5,599	$4,601

Ratios:
Allowance for loan losses to loans at end of period	2.26%	2.42%	2.20%
Net charge-offs to allowance for loan losses	113.38%	3.36%	25.78%
Net charge-offs to provisions for loan losses	102.19%	n/a	n/a

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the six months ended June 30, 2016 and for the year ended December 31, 2015.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance
June 30, 2016
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

December 31, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources

Shareholders’ equity improved from a deficit of $12.3 million at December 31, 2015 to an equity of $37.3 million at June 30, 2016. On April 11, 2016, the Company completed the 2016 private placement of 359,468,443 shares of common stock and 905,316 shares of Series A preferred stock for net proceeds of $41.5 million. The Series T preferred stock and the CPP warrant were repurchased for $129 thousand. Net income of $6.6 million was recognized during the first six months of 2016 as a result of the gain on extinguishment of subordinated promissory notes and junior subordinated debentures partially offset by the recorded provision for loan losses and OREO write-downs. Unrealized losses attributable to the available-for-sale securities portfolio also decreased. These unrealized losses, net of tax, are included in accumulated other comprehensive loss. Changes in the deferred tax asset related to unrealized losses in the securities portfolio have no effect on income.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
(Dollars in thousands)
The Company
Tier 1 capital	$37,368	$(10,642)
Tier 2 capital	2,935	—
Total qualifying capital	$40,303	$(10,642)

Risk-adjusted total assets
(including off-balance sheet exposures)	$233,265	$256,713

Tier 1 risk-based capital ratio	16.02%	(4.15)%
Total risk-based capital ratio	17.28%	(4.15)%
Tier 1 leverage ratio	9.68%	(2.87)%

The Bank
Common equity Tier 1 capital	$38,114	$12,135

Tier 1 capital	$38,114	$12,135
Tier 2 capital	2,939	3,267
Total qualifying capital	$41,053	$15,402

Risk-adjusted total assets
(including off-balance sheet exposures)	$233,528	$260,024

Common equity Tier 1 capital ratio	16.32%	4.67%
Tier 1 risk-based capital ratio	16.32%	4.67%
Total risk-based capital ratio	17.58%	5.92%
Tier 1 leverage ratio	9.90%	3.28%

At June 30, 2016, the Company was categorized as “well capitalized” and the Bank was categorized as “adequately capitalized.” The 2016 private placement on April 11, 2016 had a significant impact on our capital after suffering losses over the past few years. While the Bank cannot be considered “well capitalized” due to the Consent Order, as a result of the 2016 private placement, the Bank meets all of the capital requirements set forth under the Consent Order as of June 30, 2016.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

As of June 30, 2016, the Company had no available lines of credit. The Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $45.9 million and $45.6 million, respectively, at June 30, 2016. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of June 30, 2016, commitments to extend credit totaled $28.4 million and standby letters of credit totaled $183 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as previously announced, the employment relationship between the Company, the Bank, and Edward L. Loehr, Jr., the Company’s and Bank’s chief financial officer, was terminated. Jennifer W. Harris was appointed as Chief Financial Officer on July 1, 2016, and accordingly has reviewed, signed, and provided the applicable certifications for this Form 10-Q as the principal financial officer.

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

  On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties have completed their briefing and it is expected this matter will be heard in the third quarter of 2016 by the South Carolina Court of Appeals if any oral argument is requested. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

  On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On March 1, 2016, the office of SIGTARP issued a subpoena for certain documents to the Company and Bank. The Company and Bank fully and timely responded to this subpoena and are continuing to work with SIGTARP on its follow-up questions and requests. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

  On or about November 7, 2012, the South Carolina Attorney General served the Company and the Bank with a subpoena requesting the production of documents related to: names of certain officers, directors, shareholders, employees, and agents, as well as meetings of the Board of Directors or shareholders of the Company and/or the Bank; the Company’s offering and sale of subordinated debt notes; and the offering and/or sale of Company stock and related filings. The Company and the Bank provided all documents and information requested by the Attorney General. By letter dated June 10, 2016, the Attorney General indicated that it has concluded its investigation, has determined not to take any action regarding this matter and was closing its file.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Legal Proceedings - continued

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The plaintiff dismissed the case without prejudice and re-filed a new action on or about March 27, 2015, naming the Bank and Company, as well as the plaintiff’s former outside bookkeeper. Discovery is ongoing and the Bank’s motion for summary judgment was granted in part and denied in part after a hearing before the court. The parties submitted a consent scheduling order that allows discovery through the end of August 2016 and trial on or around October 15, 2016. The ultimate outcome is unknown at this time and a reasonably possible loss cannot be estimated.

Item 1A. Risk Factors

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

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

Date: August 5, 2016	By:	/s/ JAN H. HOLLAR
Jan H. Hollar
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ JENNIFER W. HARRIS
Jennifer W. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment to the Articles of Incorporation of HCSB Financial Corporation to establish the Series A Preferred Stock, effective April 1, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 7, 2016).

3.2	Amended and Restated Bylaws of HCSB Financial Corporation, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 1, 2016).

10.1	Employment Agreement between the Bank and J. Ricky Patterson, dated as of May 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2016).

10.2	Amended Consulting Agreement between the Bank and James R. Clarkson, dated as of May 13, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 13, 2016).

10.3	Noncompete Agreement between the Company, the Bank, and Jan H. Hollar, dated May 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2016).

10.4	Employment Agreement between the Bank and W. Jack McElveen, Jr., dated June 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2016).

10.5	Employment Agreement between the Company, the Bank and Jennifer W. Harris, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.