Form 10-Q
period 2016-09-30
HCSB FINANCIAL CORP
filed 2016-11-04
CIK 1091491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Voting Common Stock, par value $0.01 per share	405,232,383 shares outstanding as of November 1, 2016
Non-Voting Common Stock, par value $0.01 per share	90,531,557 shares outstanding as of November 1, 2016

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands except share amounts)	2016	2015
Assets:	(unaudited)	(audited)
Cash and cash equivalents	$31,174	$22,137

Securities available-for-sale	111,581	89,701
Nonmarketable equity securities	1,090	1,330
Total investment securities	112,671	91,031

Loans receivable	209,176	209,367
Less allowance for loan losses	(4,676)	(4,601)
Loans, net	204,500	204,766

Premises and equipment, net	14,456	15,917
Accrued interest receivable	1,350	1,745
Cash value of life insurance	11,562	11,319
Other real estate owned	4,032	13,624
Other assets	1,362	884
Total assets	$381,107	$361,423

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$47,060	$40,182
Interest-bearing transaction accounts	43,718	40,478
Money market savings accounts	69,948	65,806
Other savings accounts	12,119	10,394
Time deposits $250 and over	4,002	3,735
Other time deposits	146,503	170,236
Total deposits	323,350	330,831

Repurchase agreements	1,662	1,716
Advances from the Federal Home Loan Bank	17,000	17,000
Subordinated debentures	—	11,021
Junior subordinated debentures	—	6,117
Accrued interest payable	104	5,958
Other liabilities	2,398	1,030
Total liabilities	344,514	373,673

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
Series A, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Series T, no shares issued and outstanding at September 30, 2016 and 12,895 shares issued and outstanding at December 31, 2015	—	12,895
Common stock, Voting, $0.01 par value, 500,000,000 shares authorized; 405,232,383 and 3,846,340 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,053	38
Common stock, Non-voting, $0.01 par value, 150,000,000 shares authorized; 90,531,557 and no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	905	—
Capital surplus	82,051	30,220
Common stock warrant	—	1,012
Retained deficit	(49,961)	(54,807)
Accumulated other comprehensive loss	(455)	(1,608)
Total shareholders’ equity (deficit)	36,593	(12,250)
Total liabilities and shareholders’ equity (deficit)	$381,107	$361,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands except share amounts)	2016	2015	2016	2015
Interest income:
Loans, including fees	$7,731	$8,875	$2,667	$3,088
Investment securities:
Taxable	1,273	1,501	426	506
Nonmarketable equity securities	39	37	11	8
Other interest income	172	53	68	16
Total	9,215	10,466	3,172	3,618
Interest expense:
Deposits	1,553	1,884	518	595
Borrowings	770	1,504	150	510
Total	2,323	3,388	668	1,105
Net interest income	6,892	7,078	2,504	2,513
Provision for loan losses	4,984	—	—	—

Net interest income after provision for loan losses	1,908	7,078	2,504	2,513

Noninterest income:
Service charges on deposit accounts	538	581	188	197
Gains on sales of securities available-for-sale	68	232	153	20
Gains on sales of mortgage loans	—	175	—	50
Other fees and commissions	239	325	70	93
Brokerage commissions	13	73	—	42
Income from cash value of life insurance	330	322	110	109
Net (loss) gain on sales of assets	(222)	721	(222)	736
Gain from early extinguishment of debt	19,115	—	—	—
Other operating income	122	283	35	96
Total	20,203	2,712	334	1,343

Noninterest expenses:
Salaries and employee benefits	4,602	4,155	1,648	1,330
Net occupancy expense	815	876	275	292
Furniture and equipment expense	663	764	218	266
FDIC insurance premiums	719	1,071	204	346
Net cost of operations of other real estate owned	6,229	465	1,392	382
Other operating expenses	3,317	2,229	885	837
Total	16,345	9,560	4,622	3,453

Income (loss) before income taxes	5,766	230	(1,784)	403
Income tax expense	920	67	—	35
Net income (loss)	$4,846	$163	$(1,784)	$368
Preferred dividends	—	(1,107)	—	(514)
Net income (loss) available to common shareholders	$4,846	$(944)	$(1,784)	$(146)
Net income (loss) per common share
Basic	$0.02	$(0.25)	$(0.00)	$(0.04)
Diluted	$0.02	$(0.25)	$(0.00)	$(0.04)
Weighted average common shares outstanding
Basic and diluted	245,538,014	3,816,340	411,085,981	3,816,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2016	2015

Net income	$4,846	$163
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period, net of tax	1,221	141
Reclassification to realized gains	(68)	(232)
Other comprehensive income (loss), net of tax	1,153	(91)
Comprehensive income	$5,999	$72

	Three months ended September 30,
(Dollars in thousands)	2016	2015

Net income (loss)	$(1,784)	$368
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) arising during the period, net of tax	(201)	595
Reclassification to realized gains	(153)	(20)
Other comprehensive income (loss), net of tax	(354)	575
Comprehensive income (loss)	$(2,138)	$943

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2016 and 2015

(unaudited)

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total
(Dollars in thousands except share data)

Balance, December 31, 2014	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,561)	$(845)	$(11,247)
Net income	—	—	—	—	—	—	163	—	163
Other comprehensive loss	—	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2015	3,816,340	$38	$1,012	12,895	$12,895	$30,214	$(54,398)	$(936)	$(11,175)

Balance, December 31, 2015	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(54,807)	$(1,608)	$(12,250)
Net income	—	—	—	—	—	—	4,846	—	4,846
Redemption of Series T preferred stock and CPP Warrant	—	—	(1,012)	(12,895)	(12,895)	13,778	—	—	(129)
Issuance of Series A preferred stock	—	—	—	905,316	9	9,044	—	—	9,053
Issuance of common stock	373,636,043	3,737	—	—	—	33,628	—	—	37,365
Stock issuance costs	—	—	—	—	—	(3,491)	—	—	(3,491)
Issuance of restricted stock	27,750,000	278	—	—	—	(278)	—	—	—
Stock conversion	90,531,557	905	—	(905,316)	(9)	(896)	—	—	—
Stock-based compensation expense	—	—	—	—	—	46	—	—	46
Other comprehensive income	—	—	—	—	—	—	—	1,153	1,153
Balance, September 30, 2016	495,763,940	$4,958	$—	—	$—	$82,051	$(49,961)	$(455)	$36,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,846	$163
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	497	570
Amortization of debt issuance costs	2	—
Provision for loan losses	4,984	—
Amortization less accretion on investments	178	130
Net gains on sales of securities available-for-sale	(68)	(232)
Net gains on sales of other real estate owned	(52)	(530)
Write-downs of other real estate owned	5,582	184
Gain from early extinguishment of debt	(19,115)	—
Net gain on sale of branches	—	(736)
Net loss on sale of assets	222	—
Stock based compensation expense	46	—
Decrease in accrued interest receivable	395	41
Increase in accrued interest payable	378	1,059
Income (net of mortality cost) on cash value of life insurance	(243)	(237)
(Increase) decrease in other assets	(618)	1,474
Increase in other liabilities	1,368	99
Net cash (used by) provided by operating activities	(1,598)	1,985

Cash flows from investing activities:
(Increase) decrease in loans to customers, net	(5,514)	5,009
Purchases of securities available-for-sale	(80,655)	(14,054)
Maturities, calls and principal paydowns of securities available-for-sale	34,450	13,122
Proceeds from sales of securities available-for-sale	25,100	23,326
Redemptions of nonmarketable equity securities	240	12
Proceeds from sales of other real estate owned	4,858	5,395
Purchases of premises and equipment, net	964	(224)
Net cash paid in branch sale	—	(23,933)
Net cash (used by) provided by investing activities	(20,557)	8,653

Cash flows from financing activities:
Net increase in demand deposits and savings	15,985	17,428
Net decrease in time deposits	(23,466)	(26,915)
Net decrease in repurchase agreements	(54)	(493)
Redemption of subordinated debentures	(3,454)	—
Redemption of junior subordinated debentures	(617)	—
Redemption of Series T preferred stock and CPP Warrant	(129)	—
Issuance of Series A preferred stock	9,053	—
Issuance of common stock	37,364	—
Stock issuance costs	(3,490)	—
Net cash provided by (used by) financing activities	31,192	(9,980)

Net increase in cash and cash equivalents	9,037	658
Cash and cash equivalents, beginning of period	22,137	28,527
Cash and cash equivalents, end of period	$31,174	$29,185

Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,945	$2,337

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$796	$4,058
Change in unrealized gains (losses) on securities available-for-sale	$885	$(91)

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2016 and for the interim periods ended September 30, 2016 and 2015 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine and three month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial information as of December 31, 2015 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2015 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, as amended on Form 10-K/A which was filed with the SEC on April 1, 2016.

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. Due to the private placement in April 2016 that removed the going concern considerations, the Company recorded a deferred tax asset of $267 thousand related to unrealized losses in the securities available-for-sale portfolio. The remaining deferred tax asset was offset by a valuation allowance. At December 31, 2015, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. There were no common share equivalents at September 30, 2016.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective for the Company on January 1, 2016. The Company is applying the guidance prospectively. The amendments had no effect on the financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The amendments did not have a material effect on the Company’s financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recent Developments

On February 10, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”). The Consent Order conveyed specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. On October 26, 2016, the Bank received notification that the Consent Order was terminated by the FDIC and the State Board and was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. As of September 30, 2016, we believe the Bank is in substantial compliance with the new requirements and restrictions set forth by the supervisory authorities.

On April 11, 2016, the Company completed a private placement of 359,468,443 shares of common stock at $0.10 per share and 905,316 shares of a new series of convertible perpetual preferred stock, Series A (the “Series A preferred stock”), at $10.00 per share for aggregate cash proceeds of approximately $45.0 million (the “2016 private placement”). Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million, of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the then higher minimum capital ratios required under the terms of the recently terminated Consent Order. Net proceeds from the 2016 private placement were also used to repurchase the Company’s outstanding Series T preferred stock (as defined below), trust preferred securities, and subordinated promissory notes, as described below.

On June 30, 2016, the Company completed a public offering of 14,167,600 shares of common stock at $0.10 per share for aggregate cash proceeds of approximately $1.4 million (the “2016 follow-on offering”). The 2016 follow-on offering was conducted primarily to provide the Company’s legacy shareholders, employees and others in its community with an opportunity to invest in the Company at the same offering price of $0.10 per share that the Company offered to the investors in the 2016 private placement. The offering period ended at 5:00 p.m., Eastern Standard time, on June 30, 2016. The proceeds were used for general corporate and operational purposes.

On July 7, 2016, the Company sold $4.3 million of nonaccrual loans and $270 thousand of other real estate owned (“OREO”). The loans and OREO were recorded at fair value as of June 30, 2016.

On August 23, 2016, the Company filed Articles of Amendment to its Articles of Incorporation to authorize a class of 150,000,000 shares of non-voting common stock. Also on August 23, 2016, the Company converted 905,316 shares of issued and outstanding Series A preferred stock into 90,531,557 shares of non-voting common stock. The 905,316 shares of Series A preferred stock converted into 90,531,557 shares of non-voting common stock represented all of the issued and outstanding shares of Series A preferred stock on such date and, as a result, all shares of the Series A preferred stock are no longer outstanding and resumed the status of authorized and unissued shares of the Company’s preferred stock.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited CONDENSED Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS

Removal of Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

As noted above, on February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board.  The Consent Order conveyed specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. On October 26, 2016 the Consent Order was terminated by the FDIC and the State Board and was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. We believe that we are currently in substantial compliance with the new regulatory requirements and restrictions.

Written Agreement

On May 9, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond.  The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Written Agreement contains provisions similar to those in the recently terminated Consent Order. Specifically, pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before undertaking any of the following activities:

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

On August 18, 2014, the Federal Reserve Bank of Richmond informed the Company that it was required to repay two notes in the amount of $1.8 million to the Bank as soon as the Company has the funds available to do so for repayment of loans deemed made from the Bank to the Company. The Bank was a general unsecured creditor of the Company with respect to these loans. The Company made these payments to the Bank shortly following the closing of the private placement on April 11, 2016.

Other Considerations

The effects of the Great Recession continue to be felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, experienced a decline in the value of the collateral securing its loan portfolio as well as a rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. In addition to increasing write-downs on OREO to expedite sales during the first nine months of 2016, the Bank sold $4.3 million of nonperforming loans and $270 thousand of OREO which had been reduced to fair value prior to the sale. The Bank’s nonperforming assets at September 30, 2016 were $5.0 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 1.30% and 6.19% as of September 30, 2016 and December 31, 2015, respectively. As a percentage of total loans, nonperforming loans were 0.45% and 4.18% as of September 30, 2016 and December 31, 2015, respectively.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order (which was terminated on October 26, 2016), management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2016 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

Prior to the most recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. However, various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, regulatory restrictions remaining following the termination of the Consent Order further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2016
Government-sponsored enterprises	$8,870	$71	$(59)	$8,882
Mortgage-backed securities	88,518	236	(987)	87,767
State and political subdivisions	14,916	85	(69)	14,932
Total	$112,304	$392	$(1,115)	$111,581

December 31, 2015
Government-sponsored enterprises	$36,720	$—	$(688)	$36,032
Mortgage-backed securities	53,368	54	(977)	52,445
State and political subdivisions	1,221	5	(2)	1,224
Total	$91,309	$59	$(1,667)	$89,701

The following is a summary of maturities of securities available-for-sale as of September 30, 2016. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

September 30, 2016 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value

Government-sponsored enterprises	$—	$285	$2,000	$6,585	$8,870	$8,882
Mortgage backed securities	—	—	19,846	68,672	88,518	87,767
State and political subdivisions	—	—	9,634	5,282	14,916	14,932
Total	$—	$285	$31,480	$80,539	$112,304	$111,581

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	September 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6,527	$(58)	$284	$(1)	$6,811	$(59)
Mortgage-backed securities	38,331	(348)	19,500	(639)	57,831	(987)
State and political subdivisions	11,042	(69)	—	—	11,042	(69)
Total	$55,900	$(475)	$19,784	$(640)	$75,684	$(1,115)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$31,489	$(558)	$4,543	$(130)	$36,032	$(688)
Mortgage-backed securities	28,024	(354)	17,008	(623)	45,032	(977)
State and political subdivisions	617	(2)	—	—	617	(2)
Total	$60,130	$(914)	$21,551	$(753)	$81,681	$(1,667)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At September 30, 2016, the Company had one government-sponsored enterprise security and 20 mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At September 30, 2016 and December 31, 2015, investment securities with a book value of $45.0 million and $36.7 million, respectively, and a market value of $44.7 million and $36.1 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $25.1 million and $23.3 million for the nine-month periods ended September 30, 2016 and 2015, respectively and $16.9 million and $5.4 million for the three-month periods ended September 30, 2016 and 2015, respectively. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross realized gains	$180	$20	$217	$232
Gross realized losses	(27)	—	(149)	—
Net gain	$153	$20	$68	$232

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2016	2015

Residential	$72,417	$75,081
Commercial Real Estate	97,573	101,291
Commercial	34,304	27,881
Consumer	4,882	5,114
Total gross loans	$209,176	$209,367

At June 30, 2016, $4.3 million of loans receivable were transferred to loans held for sale at fair value which also represented the contract value at that time, and the loans were subsequently sold on July 7, 2016. The charge-offs related to these loans accounted for a significant portion of total loan charge-offs of $6.5 million in the first nine months of 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO – continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following table details the activity within our allowance for loan losses as of and for the nine months ended September 30, 2016 and 2015 and as of and for the year ended December 31, 2015, by portfolio segment:

September 30, 2016
(Dollars in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$952	$2,543	$80	$1,026	$4,601
Charge-offs	(1,132)	(4,591)	(45)	(778)	(6,546)
Recoveries	1,372	188	13	64	1,637
Provision	(492)	4,445	84	947	4,984
Ending balance	$700	$2,585	$132	$1,259	$4,676

Ending balances:
Individually evaluated for impairment	$41	$367	$7	$372	$787
Collectively evaluated for impairment	$659	$2,218	$125	$887	$3,889

Loans receivable:

Ending balance, total	$34,304	$97,573	$4,882	$72,417	$209,176

Ending balances:
Individually evaluated for impairment	$1,513	$13,905	$91	$7,815	$23,324
Collectively evaluated for impairment	$32,791	$83,668	$4,791	$64,602	$185,852

September 30, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(458)	(948)	(57)	(410)	(1,873)
Recoveries	189	713	27	178	1,107
Provision	547	(247)	(47)	(253)	—
Ending balance	$875	$3,109	$108	$929	$5,021

Ending balances:
Individually evaluated for impairment	$145	$742	$11	$560	$1,458
Collectively evaluated for impairment	$730	$2,367	$97	$369	$3,563

Loans receivable:

Ending balance, total	$34,070	$102,834	$5,264	$77,814	$219,982

Ending balances:
Individually evaluated for impairment	$2,710	$21,453	$138	$10,103	$34,404
Collectively evaluated for impairment	$31,360	$81,381	$5,126	$67,711	$185,578

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2016 and December 31, 2015.

September 30, 2016
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$133	$1	$—	$134	$34,170	$34,304	$18
Commercial real estate:
Construction	34	—	12	46	21,089	21,135	12
Other	—	—	326	326	76,112	76,438	524
Real Estate:
Residential	366	100	310	776	71,641	72,417	376
Consumer:
Other	2	10	—	12	4,319	4,331	1
Revolving credit	—	1	—	1	550	551	—
Total	$535	$112	$648	$1,295	$207,881	$209,176	$931

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

There were no loans outstanding 90 days or more and still accruing interest at September 30, 2016 or December 31, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO – continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2016 and December 31, 2015.

September 30, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$2,158	$—	$421	$85	$2,664
Grade 2 – Modest	691	129	52	671	1,543
Grade 3 – Average	2,779	10,673	90	6,496	20,038
Grade 4 – Satisfactory	16,534	56,087	3,843	46,275	122,739
Grade 5 – Watch	11,308	18,633	280	10,675	40,896
Grade 6 – Special Mention	466	702	119	1,309	2,596
Grade 7 – Substandard	368	11,349	77	6,906	18,700
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$34,304	$97,573	$4,882	$72,417	$209,176

December 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$27,881	$101,291	$5,114	$75,081	$209,367

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of September 30, 2016, $147.0 million, or 70.3% of the loan portfolio, had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2016, loans with a credit grade of “watch” and “special mention” totaled $43.5 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At September 30, 2016, classified loans totaled $18.7 million, with $18.3 million being collateralized by real estate. This includes $11.7 million in troubled debt restructurings (“TDRs”), of which $11.6 million were performing as expected under the new terms and $109 thousand were considered to be nonperforming. Classified credits are evaluated for impairment on a quarterly basis. Loans showing improvement may be upgraded to “watch”.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2016, the recorded investment in impaired loans was $23.3 million, compared to $33.9 million at December 31, 2015.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to UNAUDITED Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following chart details our impaired loans, which includes TDRs totaling $20.9 million and $29.1 million, by category, as of September 30, 2016 and December 31, 2015, respectively:

September 30, 2016
(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$560	$560	$—	$811	$29	$711	$7
Commercial real estate	9,794	12,912	—	11,305	356	11,093	261
Residential	4,591	4,751	—	4,848	192	4,824	65
Consumer	40	40	—	45	3	43	1
Total:	$14,985	$18,263	$—	$17,009	$580	$16,671	$334
With an allowance recorded:
Commercial	953	953	41	1,003	32	975	11
Commercial real estate	4,111	4,111	367	4,169	159	4,140	61
Residential	3,224	3,224	372	3,249	100	3,236	34
Consumer	51	51	7	173	2	171	1
Total:	$8,339	$8,339	$787	$8,594	$293	$8,522	$107
Total:
Commercial	1,513	1,513	41	1,814	61	1,686	18
Commercial real estate	13,905	17,023	367	15,474	515	15,233	322
Residential	7,815	7,975	372	8,097	292	8,060	99
Consumer	91	91	7	218	5	214	2
Total:	$23,324	$26,602	$787	$25,603	$873	$25,193	$441

December 31, 2015
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,070	$1,339	$—	$1,319	$72
Commercial real estate	17,180	22,037	—	18,989	722
Residential	4,016	4,338	—	4,936	137
Consumer	68	68	—	84	7
Total:	$22,334	$27,782	$—	$25,328	$938
With an allowance recorded:
Commercial	1,657	1,657	137	1,729	79
Commercial real estate	4,402	4,402	396	4,461	207
Residential	5,402	5,443	560	5,445	215
Consumer	66	66	10	66	3
Total:	$11,527	$11,568	$1,103	$11,701	$504
Total:
Commercial	2,727	2,996	137	3,048	151
Commercial real estate	21,582	26,439	396	23,450	929
Residential	9,418	9,781	560	10,381	352
Consumer	134	134	10	150	10
Total:	$33,861	$39,350	$1,103	$37,029	$1,442

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO – continued

The following is a summary of information pertaining to our TDRs at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming TDRs	$109	$5,449
Performing TDRs:
Commercial	1,497	2,565
Commercial real estate	12,734	13,883
Residential	6,491	7,059
Consumer	89	106
Total performing TDRs	20,811	23,613
Total TDRs	$20,920	$29,062

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Nine Months ended September 30, 2016

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	4	$475	$311	—	$—	$—
Residential	6	634	534	3	169	169
Commercial	4	179	155	3	242	161
Consumer	—	—	—	1	2	2
Total	14	$1,288	$1,000	7	$413	$332

During the nine months ended September 30, 2016, fourteen loans were modified that were considered to be TDRs. Term concessions only were granted for seven loans; term and interest concessions were granted for two loans; term and payment deferrals were granted for one loan; term, payment deferrals and interest concessions were granted for one loan; principal was forgiven on two loans; and other concessions were extended for one loan.

Nine modified loans that were considered to be TDRs during the first nine months of 2016 were sold during the third quarter of 2016, two of which subsequently defaulted and are included in the above table.

(1) Loans past due 90 days or more are considered to be in default.

For the Three Months ended September 30, 2016

(Dollars in thousands)				TDRs identified in the last twelve
	TDRs identified during the period			months that subsequently defaulted(1)
		Pre-	Post		Pre-	Post-
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
Commercial real estate	1	$167	$167	—	$—	$—
Residential	—	—	—	1	59	59
Commercial	—	—	—	1	30	30
Consumer	—	—	—	—	—	—
Total	1	$167	$167	2	$89	$89

During the quarter ended September 30, 2016, one loan was modified that was considered to be a TDR. Term and interest concessions were granted for the loan.

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO – continued

For the Nine Months ended September 30, 2015

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

During the nine months ended September 30, 2015, 15 loans were modified that were considered to be TDRs. Term concessions only were granted for four loans; payment deferrals only were granted for four loans; interest concessions only were granted for one loan; term and payment deferrals were granted for four loans; and term, payment deferrals and interest concessions were granted for two loans.

(1) Loans past due 90 days or more are considered to be in default.

For the Three Months ended September 30, 2015

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commitments to extend credit	$31,485	$21,318
Standby letters of credit	459	257

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 – OTHER REAL ESTATE OWNED

The following table shows transactions in OREO for the nine-month period ended September 30, 2016 and the year ended December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$13,624	$19,501
Additions	796	4,058
Sales	(4,806)	(9,709)
Write-downs	(5,582)	(226)

Balance, end of period	$4,032	$13,624

Increased write-downs were taken during the first nine months of 2016 in an effort to expedite sales to reduce nonperforming assets.

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at September 30, 2016:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Convertible Advance	5,000	3.45%	9/10/18
	Convertible Advance	5,000	2.95%	9/18/18
	Fixed Rate	5,000	3.86%	8/20/19
		$17,000

As of September 30, 2016, we had advances totaling $17.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At September 30, 2016, the Company had pledged as collateral for FHLB advances approximately $2.9 million of one-to-four family first mortgage loans, $1.3 million of commercial real estate loans, $4.0 million in home equity lines of credit, and $19.2 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.1 million. The Company has $8.9 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of September 30, 2016, scheduled principal reductions include $12.0 million in 2018 and $5.0 million in 2019.

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

During 2013, $1.0 million of the subordinated notes were canceled by the holder as part of a settlement of litigation between the holder, the Bank, and the Company. The Company was obligated to contribute capital in this amount to the Bank when it was able and did so immediately following the closing of the 2016 private placement. The forgiveness of this debt was recognized in 2013 as noninterest income in the consolidated statements of operations.

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

Non-Voting Common Stock

On August 23, 2016, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to authorize a class of 150,000,000 shares of non-voting common stock. Also on August 23, 2016, the Company converted 905,316 shares of issued and outstanding Series A preferred stock into 90,531,557 shares of non-voting common stock. The 905,316 shares of Series A preferred stock converted into 90,531,557 shares of non-voting common stock represented all of the issued and outstanding shares of Series A preferred stock on such date and, as a result, all shares of the Series A preferred stock are no longer outstanding and resumed the status of authorized and unissued shares of the Company’s preferred stock.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

Restrictions on Dividends

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act (“FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. In addition, regulatory restrictions remain following the termination of the Consent Order that prohibit the Bank from paying dividends without the prior approval of the FDIC and State Board.

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $1 billion in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase in for certain parts of the new rules).

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

The new capital conservation buffer began its phase-in period on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019, as discussed above. The Bank had sufficient capital to meet the new conservation buffer requirements at September 30, 2016.

To be considered “well-capitalized,” a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, a bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. Although the Bank is no longer subject to the Consent Order as of its termination on October 26, 2016, the Bank must continue to maintain a Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

At September 30, 2016, the Company exceeded its minimum regulatory capital requirements. While the Bank could not be considered “well capitalized” at September 30, 2016 due to the Consent Order (which was subsequently terminated on October 26, 2016), as a result of the 2016 private placement, the Bank met all of the capital requirements set forth under the Consent Order as of September 30, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank as of the dates indicated.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2016
The Company
Total Capital
(to Risk-Weighted Assets)	$40,085	16.61%	$19,305	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$37,048	15.35%	$9,652	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$37,048	9.51%	$15,587	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$39,441	16.34%	$19,305	8.00%	$24,131	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$36,404	15.09%	$14,478	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$36,404	9.38%	$15,525	4.00%	$31,051	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$36,404	15.09%	$10,859	4.50%	N/A	N/A

December 31, 2015
The Company
Total Capital
(to Risk-Weighted Assets)	$(10,642)	(4.15)%	$20,537	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)	$(10,642)	(4.15)%	$10,269	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)	$(10,642)	(2.87)%	$14,831	4.00%	N/A	N/A
The Bank
Total Capital
(to Risk-Weighted Assets)	$15,402	5.92%	$20,802	8.00%	$26,002	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$12,135	4.67%	$15,601	6.00%	(1)	(1)
Tier 1 Capital
(to Average Assets)	$12,135	3.28%	$14,819	4.00%	$29,639	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$12,135	4.67%	$11,701	4.50%	N/A	N/A

(1) Minimum capital amounts and ratios presented as of September 30, 2016 and December 31, 2015, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC and the State Board. Minimum capital amounts and ratios presented for the Bank as of September 30, 2016 and December 31, 2015, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Although the Bank is no longer subject to the Consent Order as of its termination on October 26, 2016, the Bank must continue to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except	Nine Months ended September 30,
per share amounts)	2016	2015

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$4,846	$(944)

Weighted average common shares outstanding - basic	245,538,014	3,816,340

Basic income (loss) per common share	$0.02	$(0.25)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$4,846	$(944)

Weighted average common shares outstanding - basic	245,538,014	3,816,340

Incremental shares	—	—

Weighted average common shares outstanding - diluted	245,538,014	3,816,340

Diluted income (loss) per common share	$0.02	$(0.25)

(Dollars in thousands, except	Three Months ended September 30,
per share amounts)	2016	2015

Basic loss per common share:

Net loss available to common shareholders	$(1,784)	$(146)

Weighted average common shares outstanding - basic	411,085,981	3,816,340

Basic loss per common share	$(0.00)	$(0.04)

Diluted loss per common share:

Net loss available to common shareholders	$(1,784)	$(146)

Weighted average common shares outstanding - basic	411,085,981	3,816,340

Incremental shares	—	—

Weighted average common shares outstanding - diluted	411,085,981	3,816,340

Diluted loss per common share	$(0.00)	$(0.04)

Weighted average shares outstanding for the nine and three month periods ended September 30, 2016 excludes 27,750,000 shares of unvested restricted stock. There were no unvested shares of restricted stock outstanding for the nine and three month periods ended September 30, 2015. For the nine and three month periods ended September 30, 2015, there were 91,714 common stock equivalents outstanding. These common stock equivalents were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 – STOCK COMPENSATION

Summary

On July 28, 2016, the shareholders of the Company approved the HCSB Financial Corporation 2016 Equity Incentive Plan (the “Plan”) that provides for the grant of stock options, restricted stock awards, restricted stock unit awards and other equity awards to the Company’s officers, employees, directors, advisors and consultants. A total of 30,000,000 shares of voting common stock have been reserved for the issuance of awards under the Plan, all of which may be issued as stock options (including incentive stock options), restricted stock or restricted stock units, subject to the anti-dilution provisions of the Plan. The Board of Directors has appointed the Compensation Committee as the administrator of the Plan.

Stock Options

The Plan requires that stock options can only be issued at or above the fair market value per share on the date of grant. Stock options granted to participants under the Plan may be either incentive stock options or Nonqualified Options. Stock options entitle the recipient to purchase shares of common stock at the exercise price specified in the award agreement. The administrator at its discretion determines the number of option shares, the term of the option, the exercise price (subject to the minimum price described above), the vesting schedule and performance conditions (if any), and any other terms and conditions. In the case of 10% shareholders who receive incentive stock options, the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. An exception to each of these requirements may be made for options that the Company may grant in substitution for options held by employees of companies that the Company acquires. In such a case, the exercise price is adjusted to preserve the economic value of the employee’s stock option from his or her former employer.

The Compensation Committee will determine the periods during which the options will be exercisable. However, no option will be exercisable more than 10 years after the date of grant. Payment of the exercise price of any option may be made in cash or cash equivalent, as determined by the Compensation Committee, to the extent permitted by law (i) by means of any cashless exercise procedure approved by the Compensation Committee, (ii) by delivering shares of common stock already owned by the option holder, (iii) by such other method as the Compensation Committee may determine, or (iv) any combination of the foregoing.

Restricted Stock

Restricted stock consists of shares of common stock which are granted to the participant, subject to certain restrictions against disposition and certain obligations to forfeit such shares to the Company under certain circumstances. The restrictions, which may be different for each award, will be determined by the Compensation Committee in its sole discretion. Restricted stock awarded under the Plan will be represented by a book entry registered in the name of the participant. Unless otherwise provided in an agreement, the participant will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights, except that the participant may not sell, transfer, pledge or otherwise dispose of the restricted stock until the restrictions have expired. A breach of the terms and conditions established by the Compensation Committee pursuant to an award will cause a forfeiture of the award. The Compensation Committee expects that participants generally will not be required to make any payment for common stock received pursuant to an award, except to the extent otherwise determined by the Compensation Committee or required by law.

Restricted Stock Units

Restricted stock units are similar to restricted stock awards in that the value of a restricted stock unit is denominated in shares of stock. However, unlike a restricted stock award, restricted stock units are a mere promise by the Company to grant stock at a specified point in the future, and no shares of stock are transferred to the participant until certain requirements or conditions associated with the award are satisfied.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 11 – STOCK COMPENSATION - continued

Stock Compensation Activity

On August 18, 2016, the Compensation Committee awarded 27,750,000 shares of restricted stock. Subject to earlier forfeiture or accelerated vesting under circumstances described in the applicable Restricted Stock Award Agreements, the restricted shares vest ratably over a five year period, subject to the Company’s achievement of certain performance-based and time-based vesting conditions prior to the applicable vesting date. The performance-based conditions are (i) the removal of the Consent Order, and (ii) the reporting of two consecutive quarters of consolidated net income.

The following summarizes non-vested restricted stock activity for the period (dollars in thousands except per share amounts):

Nine months Ended September 30,
2016

Balance, beginning of period	—
Granted	27,750,000
Vested	—
Balance, end of period	27,750,000

Weighted average grant date value per share	$0.10
Stock compensation expense for the period	$46
Unrecognized compensation expense	$2,729
Period over which unrecognized compensation expense will be recognized (years)	4.9

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Total shares of restricted stock granted under the Plan is 27,750,000.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 12 - FAIR VALUE

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

NOTE 12 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 12 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

September 30, 2016			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$31,174	$31,174	$31,174	$—	$—
Securities available-for-sale	111,581	111,581	—	111,581	—
Nonmarketable equity securities	1,090	1,090	—	—	1,090
Loans, net	204,500	204,855	—	—	204,855

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	172,845	172,845	172,845	—	—
Certificates of deposit	150,505	150,708	—	150,708	—
Repurchase agreements	1,662	1,662	—	1,662	—
Advances from the Federal Home Loan Bank	17,000	17,821	—	17,821	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial
Instruments:
Commitments to extend credit	$31,485	n/a
Standby letters of credit	459	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 12 - FAIR VALUE - continued

December 31, 2015			Fair Value Measurements
(Dollars in thousands)			Quoted	Significant
			market	other	Significant
			price in	observable	unobservable
	Carrying	Estimated	active markets	inputs	inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$22,137	$22,137	$22,137	$—	$—
Securities available-for-sale	89,701	89,701	—	89,701	—
Nonmarketable equity securities	1,330	1,330	—	—	1,330
Loans, net	204,766	204,975	—	—	204,975

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	156,860	156,860	156,860	—	—
Certificates of deposit	173,971	174,964	—	174,964	—
Repurchase agreements	1,716	1,716	—	1,716	—
Advances from the Federal Home Loan Bank	17,000	17,108	—	17,108	—
Subordinated debentures	11,021	*	—	—	—
Junior subordinated debentures	6,117	*	—	—	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial
Instruments:
Commitments to extend credit	$21,318	n/a
Standby letters of credit	257	n/a

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

NOTE 12 - FAIR VALUE - continued

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended September 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Government sponsored enterprises	$8,882	$—	$8,882	$—
Mortgage-backed securities	87,767	—	87,767	—
Obligations of state and local governments	14,932	—	14,932	—
Total	$111,581	$—	$111,581	$—

December 31, 2015
Assets:
Government sponsored enterprises	$36,032	$—	$36,032	$—
Mortgage-backed securities	52,445	—	52,445	—
Obligations of state and local governments	1,224	—	1,224	—
Total	$89,701	$—	$89,701	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 12 - FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy described above for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2016 and December 31, 2015.

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Impaired loans, net of related allowance	$22,537	$—	$—	$22,537
Other real estate owned	4,032	—	—	4,032
Total	$26,569	$—	$—	$26,569

December 31, 2015
Assets:
Impaired loans, net of related allowance	$32,758	$—	$—	$32,758
Other real estate owned	13,624	—	—	13,624
Total	$46,382	$—	$—	$46,382

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

NOTE 12 - FAIR VALUE - continued

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	September 30,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$1,472	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 23.50%
		Flows	Independent quotes	(0.76%)

Commercial real estate	13,538	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 32.33%
		Flows	Independent quotes	(7.43%)

Residential	7,443	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 46.60%
		Flows	Independent quotes	(11.57%)

Consumer	84	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 10.00%
		Flows	Independent quotes	(2.22%)

Other real estate owned	4,032	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00% - 10.00%
		Flows	Independent quotes	(10.00%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 12 - FAIR VALUE - continued

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At September 30, 2016, the Company is party to several court actions and investigations as discussed in detail in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

The Company and the Bank have engaged legal counsel and intend to vigorously defend themselves in all actions. The ultimate outcomes of all referenced actions are unknown at this time and reasonably possible losses cannot be estimated.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2016, as compared to the three and nine month periods ended September 30, 2015, and also analyzes our financial condition as of September 30, 2016 as compared to December 31, 2015. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the nine months ended September 30, 2016, the Company had net income of $4.8 million compared to $163 thousand for the nine months ended September 30, 2015. After closing the 2016 private placement of its common stock and Series A preferred stock in the second quarter of 2016, the Company redeemed its subordinated promissory notes and its junior subordinated debentures and recognized a net gain on the redemption of $19.1 million. This gain was partially offset by a provision for loan losses of $5.0 million, write-downs of OREO of $5.6 million and an income tax expense of $920 thousand.

Total assets at September 30, 2016 were $381.1 million, an increase of $19.7 million from $361.4 million at December 31, 2015. Cash and cash equivalents increased by $9.0 million and securities available-for-sale increased $21.9 million primarily from the investment of proceeds from the 2016 private placement. Net loans receivable decreased by $266 thousand. The sale of $4.3 million of nonperforming loans was offset by increased loan growth in the third quarter of 2016. OREO decreased by $9.6 million from year-end as a result of write-downs and sales. Increased write-downs were taken during the first nine months of 2016 in an effort to expedite sales to reduce nonperforming assets. Total liabilities decreased $29.2 million as proceeds from the 2016 private placement were used to redeem the subordinated promissory notes and the junior subordinated debentures including related accrued interest payable. Time deposits decreased $23.5 million while other deposit accounts aggregately increased $16.0 million.

The closing of the 2016 private placement along with the gain realized on the redemption of subordinated promissory notes and the junior subordinated debentures provided a shareholders’ equity of $36.6 million as of September 30, 2016 compared to a shareholders’ deficit of $12.3 million at December 31, 2015.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 2016 and 2015

The Company experienced a decrease of $1.3 million in total interest income for the nine months ended September 30, 2016. A decrease in interest, including fees, on our loan portfolio of $1.1 million, or 12.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 combined with a decrease in interest income on our securities available-for-sale of $228 thousand contributed to the decrease. The redemption of the subordinated promissory notes and the junior subordinated debentures along with declines in rates and volume in time deposits resulted in a decrease to total interest expense of $1.1 million, or 31.4%, for the nine month period in 2016 compared to the nine month period in 2015. Net interest income decreased $186 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

The Bank sold $4.3 million of nonaccrual loans on July 7, 2016. The charge-offs related to these loans accounted for a significant portion of total loan charge-offs of $6.5 million in the first nine months of 2016. A provision of $5.0 million was recorded for the first nine months of 2016. No provision was considered necessary for the nine-month period ended September 30, 2015. Loan charge-offs for the first nine months of 2015 were $1.9 million.

Noninterest income increased $17.5 million for the nine months ended September 30, 2016 compared to September 30, 2015. The Company recognized a gain of $19.1 million related to the redemption of its subordinated promissory notes and its junior subordinated debentures which is discussed in Notes 7 and 8. This gain was partially offset by a loss on sale of loans of $224 thousand and lower gains on the sales of securities available for sale compared to the prior period. During the third quarter of 2015, the Company recognized a gain of $736 thousand on the sale of three branches. Most of the other components of noninterest income also decreased.

Noninterest expense increased from $9.6 million for the nine months ended September 30, 2015 to $16.3 million for the nine months ended September 30, 2016. Net cost of operations of OREO increased $5.8 million. The Company recognized significant write-downs on its OREO properties in an effort to expedite sales to reduce nonperforming assets.

The Company also recognized an income tax expense of $920 thousand for the nine months ended September 30, 2016 compared to $67 thousand for the prior year period.

Results of Operations for the Three Months ended September 30, 2016 and 2015

Net loss for the three months ended September 30, 2016 was $1.8 million compared to a net income of $403 thousand for the three months ended September 30, 2015. The Company recorded write-downs on OREO properties of $1.3 million during the third quarter of 2016 and recognized a loss on sale of loans of $224 thousand compared to a gain of $736 thousand recognized from the branch sale in 2015.

Interest income decreased $446 thousand for the quarter ended September 30, 2016 when compared with the same period in 2015. Lower rates and lower average volume contributed to the reduction. Interest expense also decreased by $437 thousand, or 39.6%, for the quarter ended September 30, 2016 when compared to the same period in 2015 primarily due to the redemption of the subordinated promissory notes and the junior subordinated debentures. Net interest income decreased by $9 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

No provision for loan losses was recognized during either quarter.

Noninterest income for the three months ended September 30, 2016 was $334 thousand compared to $1.3 million for the three months ended September 30, 2015. Net gains realized on sales of available-for-sale securities were $153 thousand for the three months ended September 30, 2016 compared to $20 thousand for the three months ended September 30, 2015. The Company recognized a loss on sale of assets of $222 thousand during the third quarter of 2016 compared to a gain of $736 thousand recognized on the sale of three branches during the third quarter of 2015. Most of the other components of noninterest income also declined.

For the three months ended September 30, 2016, noninterest expense was $4.6 million compared to $3.5 million for the three months ended September 30, 2015. The increase was substantially related to the OREO write-downs discussed above.

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of September 30, 2016 and December 31, 2015, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $21.9 million, or 24.4%, from $89.7 million at December 31, 2015 to $111.6 million at September 30, 2016 as management invested excess cash in higher-yielding securities. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at September 30, 2016.

September 30, 2016 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
	One Year	Five Years	Ten Years	Years	Total	Value

Government sponsored enterprises	$—	$285	$2,000	$6,585	$8,870	$8,882
Mortgage backed securities	—	—	19,846	68,672	88,518	87,767
State and political subdivisions	—	—	9,634	5,282	14,916	14,932
Total	$—	$285	$31,480	$80,539	$112,304	$111,581

Weighted average yields
Government sponsored enterprises		2.29%	2.13%	1.31%
Mortgage backed securities	—%	—%	2.09%	1.65%
State and political subdivisions	—%	—%	2.33%	2.68%
Total	—%	2.29%	2.17%	1.69%	1.83%

	Book	Market
December 31, 2015 (in thousands)	Value	Value

Government-sponsored enterprises	$36,720	$36,032
Mortgage-backed securities	53,368	52,445
States and political subdivisions	1,221	1,224
Total	$91,309	$89,701

Loan Portfolio

The Company experienced a decline in its loan portfolio of $191 thousand during the nine months ended September 30, 2016 as a result of selling $4.3 million in nonperforming loans although the Company experienced increased loan growth during the third quarter of 2016. The following table sets forth the composition of the loan portfolio by category as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
(Dollars in thousands)
Real estate:
Commercial construction and land development	$21,135	$30,532
Other commercial real estate	76,438	70,759
Residential construction	921	2,342
Other residential	71,496	72,739
Commercial and industrial	34,304	27,881
Consumer	4,882	5,114
	$209,176	$209,367

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 81.3% of our loan portfolio at September 30, 2016. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 16.4% and 2.3% of the loan portfolio, respectively.

Risk Elements

The downturn in general economic conditions that occurred beginning in 2008 resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. This downturn in our local real estate markets resulted, in some cases, in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, during an economic downturn like the one we experienced beginning in 2008, the value of the collateral may deteriorate during the time the credit is extended.  Another econcomic downturn could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of September 30, 2016.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets include nonperforming loans and other real estate that we own as a result of loan foreclosures.

Loan Portfolio - continued

In addition to increasing write-downs on OREO to expedite sales during the first nine months of 2016, the Bank sold $4.3 million of nonperforming loans and $270 thousand of OREO which had been reduced to fair value prior to the sale. Nonperforming loans were $931 thousand or 0.45% of total loans at September 30, 2016 compared to nonperforming loans at December 31, 2015 of $8.7 million or 4.18% of total loans. At September 30, 2016, nonperforming assets were $5.0 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 1.30% and 6.19% as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes nonperforming assets:

	September 30,	December 31,
Nonperforming Assets	2016	2015
(Dollars in thousands)
Nonaccrual loans	$931	$8,742
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	931	8,742
Nonperforming loans held for sale	—
Other real estate owned	4,032	13,624
Total nonperforming assets	$4,963	$22,366

Nonperforming assets to total assets	1.30%	6.19%
Nonperforming loans to total loans	0.45%	4.18%

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

Impaired loans are valued based on the net present value of expected cash flows or based on the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At September 30, 2016, the recorded investment in impaired loans was $23.3 million compared to $33.9 million at December 31, 2015.

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

At September 30, 2016, the principal balance of TDRs totaled $20.9 million. Of these restructured loans, $20.8 million were performing as expected under the new terms and $109 thousand were considered to be nonperforming. TDRs are evaluated for reserves on the basis of the fair value of the collateral or expected cash flows. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Loan Portfolio - continued

A rollforward of TDRs for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is presented below:

	September 30,	December 31,
TDRs	2016	2015
(Dollars in thousands)
Balance, beginning of period	$29,062	$33,166
New TDRs and advances	1,000	1,393
Repayments	(2,351)	(2,688)
Charged-off TDRs	(3,505)	(2,809)
Sold	(3,286)	—
Balance, end of period	$20,920	$29,062

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

At September 30, 2016, the allowance for loan losses was $4.7 million or 2.24% of total loans compared to $4.6 million or 2.20% of total loans as of December 31, 2015. Reserves specifically set aside for impaired loans of $787 thousand and $1.1 million were included in the allowance as of September 30, 2016 and December 31, 2015, respectively. The Company sold $4.3 million of loans receivable in the third quarter. The loans were recorded at fair value which also represented the contract value. Differences between the carrying values and contract values were charged off through the allowance for loan losses when the loans were transferred to held for sale and represent a significant portion of charge-offs in the first nine months of 2016. Management believes the allowance is adequate.

Provision and Allowance for Loan Losses - continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Nine	Nine
	months	months	Year
	ended	ended	ended
(Dollars in thousands)	September 30,	September 30,	December 31,
	2016	2015	2015

Total loans outstanding at end of period	$209,176	$219,982	$209,367

Allowance for loan losses, beginning of period	$4,601	$5,787	$5,787

Charge offs:
Real estate	(5,369)	(1,358)	(1,713)
Commercial	(1,132)	(458)	(539)
Consumer	(45)	(57)	(81)
Total charge-offs	(6,546)	(1,873)	(2,333)

Recoveries of loans previously charged off	1,637	1,107	1,147
Net charge-offs	(4,909)	(766)	(1,186)

Provision charged to operations	4,984	—	—
Allowance for loan losses at end of period	$4,676	$5,021	$4,601

Ratios:
Allowance for loan losses to loans at end of period	2.24%	2.28%	2.20%
Net charge-offs to allowance for loan losses	104.98%	15.26%	25.78%
Net charge-offs to provisions for loan losses	98.50%	n/a	n/a

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

	Maximum	Weighted
	Outstanding	Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance
September 30, 2016
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000
December 31, 2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

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

Capital Resources

Shareholders’ equity improved from a deficit of $12.3 million at December 31, 2015 to an equity of $36.6 million at September 30, 2016. On April 11, 2016, the Company completed the 2016 private placement of 359,468,443 shares of common stock and 905,316 shares of Series A preferred stock for net proceeds of $41.5 million. The shares of Series A preferred stock were converted to shares of non-voting common stock during the third quarter. The Series T preferred stock and the CPP warrant were repurchased for $129 thousand. The Company also sold 14,167,600 shares of common stock at $0.10 per share in a public offering for aggregate cash proceeds of approximately $1.4 million which primarily provided the Company’s legacy shareholders, employees and others in its community with an opportunity to invest in the Company at the same offering price of $0.10 per share that the Company offered to the investors in the 2016 private placement. Net income of $4.8 million was recognized during the first nine months of 2016 as a result of the gain on extinguishment of subordinated promissory notes and junior subordinated debentures partially offset by the recorded provision for loan losses and OREO write-downs. Unrealized losses attributable to the available-for-sale securities portfolio also decreased. These unrealized losses, net of tax, are included in accumulated other comprehensive loss. Changes in the deferred tax asset related to unrealized losses in the securities portfolio have no effect on income.

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $1 billion in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules).

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

The recently terminated Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. Although the Bank is no longer subject to the Consent Order as of its termination on October 26, 2016, the Bank must continue to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
The Company
Tier 1 capital	$37,048	$(10,642)
Tier 2 capital	3,037	—
Total qualifying capital	$40,085	$(10,642)

Risk-adjusted total assets
(including off-balance sheet exposures)	$241,307	$256,713

Tier 1 risk-based capital ratio	15.35%	(4.15)%
Total risk-based capital ratio	16.61%	(4.15)%
Tier 1 leverage ratio	9.51%	(2.87)%

The Bank
Common equity Tier 1 capital	$36,404	$12,135

Tier 1 capital	$36,404	$12,135
Tier 2 capital	3,037	3,267
Total qualifying capital	$39,441	$15,402

Risk-adjusted total assets
(including off-balance sheet exposures)	$241,307	$260,024

Common equity Tier 1 capital ratio	15.09%	4.67%
Tier 1 risk-based capital ratio	15.09%	4.67%
Total risk-based capital ratio	16.34%	5.92%
Tier 1 leverage ratio	9.38%	3.28%

At September 30, 2016, the Company exceeded its minimum regulatory capital requirements. While the Bank could not be considered “well capitalized” at September 30, 2016 due to the Consent Order (which was subsequently terminated on October 26, 2016), as a result of the 2016 private placement the Bank met all of the capital requirements set forth under the Consent Order as of September 30, 2016.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2015, as filed in our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

As of September 30, 2016, the Company had no available lines of credit. The Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $67.3 million and $66.9 million, respectively, at September 30, 2016. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of September 30, 2016, commitments to extend credit totaled $31.5 million and standby letters of credit totaled $459 thousand.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	On July 19, 2012, Robert Shelley, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit against the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial Circuit, State of South Carolina, County of Horry, Case No. 2012-CP-26-5546. The complaint alleges that the plaintiff and other similarly situated persons were contacted by employees of the Bank, that those employees solicited a sale of Bank stock, and that the Bank employees did not disclose material information about the Bank’s financial condition prior to their respective purchases of stock. The complaint seeks the certification of a class action to include all purchasers of Bank stock solicited between July 1, 2009 and December 31, 2011. The plaintiff has asserted violations of the South Carolina Uniform Securities Act, negligence and civil conspiracy, and seeks actual, punitive and treble damages and attorneys’ fees and costs. The Company and the Bank made a motion for summary judgment in March 2014, which the court granted on April 8, 2014. Robert Shelley subsequently filed a motion to reconsider, which was denied. Mr. Shelly subsequently filed a notice of appeal with the South Carolina Court of Appeals. Both parties completed their respective briefing and oral arguments were scheduled for October 6, 2016. However, opposing counsel initiated settlement discussions a few days before the appeal was to be heard and a compromise was reached by the parties. A settlement agreement was executed and an order of dismissal filed, thereby ending this matter.

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On March 1, 2016, the office of SIGTARP issued a subpoena for certain documents to the Company and Bank. The Company and Bank fully and timely responded to this subpoena and are continuing to work with SIGTARP on its follow-up questions and requests.

•	Plaintiff Mozingo + Wallace Architects, LLC, was a depositor with the Bank. An employee named Debor Guear was charged with being responsible for Mozingo + Wallace’s finances, including the receipt and review of account statements, payment of invoices, and reconciling all financial accounts. In 2013, another bank advised Mozingo + Wallace that it had been receiving an unusually high number of checks issued by Mozingo + Wallace to Ms. Guear’s account. Mozingo + Wallace obtained records of its account at the Bank and alleges that Ms. Guear had been making unauthorized transactions from its account. On September 25, 2013, Mozingo + Wallace sued the Company and the Bank in the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry, Case No. 2013-CP-26-6494, alleging that the Bank improperly allowed Ms. Guear to control and access account statements and seeking damages in an unspecified amount. The plaintiff dismissed the case without prejudice and re-filed a new action on or about March 27, 2015, naming the Bank and Company, as well as the plaintiff’s former outside bookkeeper. The parties attended mandatory mediation on September 9, 2016, and a settlement of all claims was reached at that time. A release and dismissal were subsequently executed, thereby ending this matter.

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

Date: November 4, 2016	By:	/s/ JAN H. HOLLAR
Jan H. Hollar
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ JENNIFER W. HARRIS
Jennifer W. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment to the Articles of Incorporation of HCSB Financial Corporation to authorize the Non-Voting Common Stock, effective August 23, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 24, 2016).

10.1	Employment Agreement between the Company, the Bank and Jennifer W. Harris, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2016).

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 19, 2016).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.