Form 10-K
period 2016-12-31
HCSB FINANCIAL CORP
filed 2017-03-03
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Voting Common Stock, $.01 par value per share

Non-Voting Common Stock, $.01 par value per share
(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2016 was $37,247,710. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

Common stock outstanding on February 24, 2017:

Voting Common Stock, par value $0.01 per share	405,232,383 shares outstanding
Non-Voting Common Stock, par value $0.01 per share	90,531,557 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 18, 2017 is incorporated by reference in Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A - Risk Factors and the following:

•	reduced earnings due to higher credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	the loss of our net operating loss carry-forwards if we were to undergo a change in ownership under Internal Revenue Service rules of more than 50% of our capital stock over a three-year period;
•	our ability to comply with the Written Agreement (as defined below) and other regulatory requirements with our regulatory authorities and the potential for regulatory actions if we fail to comply;
•	our ability to maintain appropriate levels of capital, including levels of capital required by our higher individual minimum capital ratios and under the capital rules implementing Basel III;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;
•	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes occurring in business conditions and inflation;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	the rate of delinquencies and amount of loans charged-off;
•	the rate of loan growth and the lack of seasoning of our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in accounting policies and practices;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business.

GENERAL OVERVIEW

HCSB Financial Corporation (the “Company”) was incorporated on June 10, 1999 to become a holding company for Horry County State Bank (the “Bank”). The Bank is a state chartered bank which commenced operations on January 4, 1988. Our primary market includes Horry and Georgetown Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. From our 8 branch locations, we offer a full range of deposit services, including checking accounts, savings accounts, certificates of deposit, money market accounts, and IRAs. In addition, we offer a variety of loan products designed for consumers, businesses and farmers. As of December 31, 2016, we had total assets of $375.9 million, net loans of $211.4 million, deposits of $313.3 million and shareholders’ equity of $35.3 million. In 2016, the Company sold approximately 374 million shares of its common stock and approximately 905 thousand shares of its Series A preferred stock (as defined below) which allowed for the redemption of all of its outstanding subordinated promissory notes and junior subordinated debentures. The Company also redeemed in full its Series T preferred stock (as defined below) which was held by the U.S. Department of Treasury (the “U.S. Treasury”).

Recent Developments

Termination of the Consent Order

As a result of the Great Recession, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “State Board”) on February 10, 2011, which, among other things, required the Bank to achieve and maintain total risk based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets and to seek to sell or merge the Bank if it cannot satisfy or maintain the requisite capital. October 26, 2016, the Bank received notification from the FDIC and the State Board that the Consent Order had been terminated. The Consent Order was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. We believe that we are currently in substantial compliance with the new regulatory requirements and restrictions.

Private and Public Offerings

On April 11, 2016, the Company completed a private placement of 359,468,443 shares of common stock at $0.10 per share and 905,316 shares of a new series of convertible perpetual preferred stock, Series A (the “Series A preferred stock”), at $10.00 per share for aggregate cash proceeds of approximately $45.0 million (the “2016 private placement”). Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million, of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the then higher minimum capital ratios required under the terms of the terminated Consent Order. Net proceeds from the 2016 private placement were also used to repurchase the Company’s outstanding Series T preferred stock (as defined below), trust preferred securities, and subordinated promissory notes, as described below.

On June 30, 2016, the Company completed a public offering of 14,167,600 shares of common stock at $0.10 per share for aggregate cash proceeds of approximately $1.4 million (the “2016 follow-on offering”). The 2016 follow-on offering was conducted primarily to provide the Company’s legacy shareholders, employees and others in its community with an opportunity to invest in the Company at the same offering price of $0.10 per share that the Company offered to the investors in the 2016 private placement. The proceeds from the 2016 follow-on offering were used for general corporate and operational purposes.

Changes to our Management Team and Board of Directors

As previously disclosed, effective as of the closing of the 2016 private placement, the boards of directors of the Company and the Bank appointed Jan H. Hollar as the chief executive officer and a director of the Company and the Bank. Ms. Hollar brings extensive banking expertise to the Company and the Bank from her 38 years of experience in the financial services industry, having most recently served as executive vice president and chief financial officer of Yadkin Financial Corporation and Yadkin Bank (together, “Yadkin”) in Statesville, North Carolina from September 2009 until July 2014. Ms. Hollar had been hired by Yadkin in 2009 as part of the executive management team that was brought in to address the challenges facing Yadkin as a result of the Great Recession. Yadkin’s management team engineered a significant turn-around in Yadkin’s operations and executed a number of key strategic measures to position the company and the bank for future growth. Other key management changes in 2016 were that:

•	W. Jack McElveen, Jr. was appointed as executive vice president and chief credit officer of the Bank;
•	J. Rick Patterson was appointed as executive vice president and chief operating officer of the Bank; and
•	Jennifer W. Harris was appointed as senior vice president and chief financial officer of the Company and the Bank.

Also in connection with the 2016 private placement, Castle Creek Capital Partners VI, L.P. (“Castle Creek”), RMB Capital Management, LLC (“RMB”), EJF Sidecar Fund, Series LLC – Series E (“EJF”) and Strategic Value Investors, LP (“SVI”) entered into side letter agreements with the Company, pursuant to which (i) each of Castle Creek and RMB is entitled to have one representative appointed to the Company’s board of directors, and (ii) each of EJF and SVI is entitled to have one representative attend all meetings of the Company’s board of directors as a nonvoting observer, in each case for so long as these entities, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of our common stock (or, with respect to Castle Creek and RMB, 50% or more of their respective purchased shares). Following the receipt of regulatory approval, on May 26, 2016, the Company’s and Bank’s boards of directors appointed John T. Pietrzak, the appointed representative of Castle Creek, as a member of the respective boards of directors effective immediately. In addition, the Company’s board of directors nominated James C. Nesbitt, the appointed representative of RMB, as a member of the board of directors effective subject to the receipt of regulatory and shareholder approval. Messrs. Pietrzak and Nesbitt were elected to the Company’s board of directors by the Company’s shareholders at the 2016 Annual Meeting of Shareholders, following receipt of regulatory approval for Mr. Nesbitt. Mr. Nesbitt was also appointed to the board of directors of the Bank on July 28, 2016, following receipt of regulatory approval.

Repurchase of Outstanding Series T Preferred Stock

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company repurchased all 12,895 shares of its outstanding fixed rate cumulative perpetual preferred stock, Series T (the “Series T preferred stock”), from the U.S. Treasury for $129 thousand and the U.S. Treasury canceled its outstanding warrant to purchase 91,714 shares of the Company’s common stock at $21.09 per share. The Series T preferred stock and the warrant were initially issued to the U.S. Treasury in March 2009 as part of the U.S. Treasury’s Capital Purchase Program. The redemption gain realized was approximately $13.8 million. Refer to Note 15 to our Financial Statements for additional information on the Series T preferred stock.

Repurchase of Outstanding Trust Preferred Securities

On April 11, 2016, immediately following the closing of the 2016 private placement, the Company repurchased all of its outstanding floating rate trust preferred securities from Alesco Preferred Funding VI LTD (“Alesco”) for $600 thousand, plus reimbursement of approximately $17 thousand in third party legal expenses. The redemption gain realized on this settlement was approximately $6.3 million.

Approval of Class Action Settlement Agreement with Subordinated Debt Holders and Redemption of Subordinated Debt

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

Conversion of Series A Preferred Stock

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

Regulatory Matters

Consent Order. As noted above, on October 26, 2016, the Consent Order was terminated by the FDIC and the State Board and was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. We believe that we are currently in substantial compliance with the new regulatory requirements and restrictions.

Written Agreement. On May 9, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond. The Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and contains provisions similar to those in the Consent Order. We believe we are currently in substantial compliance with the Written Agreement. See Note 2 to our Financial Statements included in this Annual Report for more discussion of the Written Agreement.

Our Strategic Plan

As a response to the Great Recession and the terms of the Consent Order (which was terminated on October 26, 2016) and the Written Agreement, we adopted a new strategic plan, which included searching for additional capital or a potential merger partner, as well as taking steps to stabilize the Bank’s financial condition, including steps to reduce expenses, decrease the size of the Bank, and improve asset quality. The Company successfully closed the 2016 private placement and repurchased the outstanding Series T preferred stock and redeemed its trust preferred securities and its subordinated promissory notes.

In an effort to reduce nonperforming assets and overall risk in the portfolio, the Company also sold $4.3 million of non-performing loans and $270 thousand of other real estate owned (“OREO”) through a bulk sale in 2016. While the non-performing loans had been written down to fair value prior to the sale, a loss of $224 thousand was recognized. Total proceeds from the sale of OREO properties during 2016 were $6.0 million. As a result of these efforts, at December 31, 2016 total assets were $379.5 million, nonperforming assets had been reduced to $4.9 million compared to $22.4 million at December 31, 2015, and the Company had net income of $6.2 million for the year ended December 31, 2016 compared to a loss of $246 thousand for the year ended December 31, 2015.

Following the closing of the 2016 private placement transaction, we have particularly focused on positioning the Bank to return to profitability in the post-capital raise and post-recession environment. We have specifically focused on organic growth opportunities in the Myrtle Beach area given the market disruption in this geographic market area. Three of our eight branches are located along the Atlantic coastline in the Myrtle Beach market area, and as of June 30, 2016, the most recent date for which FDIC deposit market share data is available, total deposits in Horry County were approximately $5.7 billion, an increase of approximately 6.1% from $5.4 billion as of June 30, 2015. At June 30, 2016, the Bank’s deposits represented 5.7% of the market, a decrease from 7.1% at June 30, 2015.

We believe that raising capital in 2016, combined with our focus on improving credit quality, reducing problem assets, earnings improvements and garnering increased market share due to the market disruption in our markets, were the significant factors contributing to our return to quarterly profitability during the fourth quarter of 2016. As a result, we believe our earnings will be more stable and predictable going forward. However, as disclosed in this Annual Report on Form 10-K, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings.

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including, checking accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our market area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Activities

Presented below are our general lending activities. While under the Consent Order, the Bank had strictly limited any new lending, particularly with respect to commercial real estate loans. However, following the closing of the 2016 private placement and termination of the Consent Order, we have resumed our lending efforts while maintaining a conservative approach.

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

Real Estate Loans. The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.0% of our loan portfolio at December 31, 2016. Residential real estate loans were 33.2% of the portfolio. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property and consist of commercial real estate loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans).

Due to concerns regarding the economic recession and our concentration of commercial real estate loans, we focused on reducing the level of these types of loans in our portfolio over the last several years. Following the closing of the 2016 private placement and termination of the Consent Order, we now maintain a conservative lending strategy toward these types of loans. Commercial real estate loans totaled $104.9 million, or 48.8% of the portfolio, at December 31, 2016, $23.0 million of which were construction and development type loans. Construction and development loans are secured by the real estate for which construction is planned.

Commercial Loans. At December 31, 2016, approximately 15.7% of our loan portfolio consisted of commercial loans not including agricultural loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

Consumer Loans. Consumer loans made up approximately 2.3% of our loan portfolio at December 31, 2016. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. Automobiles, recreational boats and small recreational vehicles are often pledged as collateral on secured consumer loans.

Agricultural Loans. Approximately 2.6% of our loan portfolio consisted of agricultural loans at December 31, 2016. These are loans made to individuals and businesses for agricultural purposes, including loans to finance crop production and livestock operating expenses, to purchase farm equipment, and to store crops. These loans are secured generally by liens on growing crops and farm equipment. Also included in this category are loans to agri-businesses, which are substantially similar to commercial loans, as discussed above.

Underwriting Procedures, Collateral, and Risk. Although we generally restricted new lending over the past few years while we focused on restoring the Bank’s financial condition following the closing of the 2016 private placement and termination of the Consent Order, we have resumed our lending efforts while remaining attentive to disciplined underwriting practices and prudent credit risk management.

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

It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 85%. For example, we obtain a security interest in real estate for loans secured by real estate. For commercial loans, we typically obtain security interests in equipment and other company assets. For agricultural loans, we typically obtain a security interest in growing crops, farm equipment, or real estate. For consumer loans used to purchase vehicles, we obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we typically obtain other available collateral such as stocks or savings accounts.

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

By following defined underwriting criteria as noted above, we can help to reduce these risks. Additionally, we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We also control risks by reducing the concentration of our loan portfolio in any one type of loan.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit or committee. Any loan in excess of this lending limit is approved by the directors’ loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by a three-fourth’s vote of the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. Aggregate credit in excess of 10% of the Bank’s aggregate capital, surplus, retained earnings, and reserve for loan losses must be approved by a two-thirds vote of our Bank’s board of directors.

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

Location and Service Area

Our primary markets include Horry and Georgetown Counties, South Carolina and the southern portions of Columbus and Brunswick Counties, North Carolina. Many of the banks in these areas are branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our market that we can fill. We generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses, individuals, and farmers.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, and money market mutual funds operating in our service area and elsewhere. According to the FDIC data as of June 30, 2016, there were 21 financial institutions operating in Horry County, South Carolina, 13 financial institutions operating in Georgetown County, South Carolina, 12 financial institutions operating in Brunswick County, North Carolina, and 6 financial institutions operating in Columbus County, North Carolina.

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

Employees

As of February 24, 2017, we had 80 full-time employees. We are not a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Legislative and Regulatory Developments

Although the financial crisis has now passed and the Trump Presidential Administration has created some uncertainty regarding the future climate two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will likely continue to have a significant impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of non-bank financial companies;
•	Granting new authority to the FDIC as liquidator and receiver;
•	Changing the manner in which deposit insurance assessments are made;
•	Requiring regulators to modify capital standards;
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions;
•	Imposing more stringent requirements on mortgage lenders; and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).
9

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, the Bank is required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve, and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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
11

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

Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies with more than $1 billion in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed by the FDIC on the Bank. For a bank holding company with $1 billion or less in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For additional information, see the section above entitled “Legislative and Regulatory Developments- Basel Capital Standards” and the section below entitled “Horry County State Bank— Prompt Corrective Action.”

Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in the section entitled “Horry County State Bank—Dividends.” In addition, our Company is also prohibited from paying dividends without the prior approval of the Federal Reserve Bank of Richmond. We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

At December 31, 2016, the Bank exceeded all capital requirements to which it was subject.

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties collateralized by the securities or obligations of affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements, and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden from purchasing low quality assets from an affiliate.

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

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In some circumstances, approval of an extension of credit to an insider must be approved by a majority of the disinterested directors. Extension of credit to any one insider are capped at 10% of a bank’s unimpaired capital and unimpaired surplus, with an additional 10% for loans secured by readily marketable collateral. Extensions of credit to all insiders are capped at 100% of unimpaired capital and unimpaired surplus.

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

Community Reinvestment Act. The CRA requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. This record is considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately address the needs for bank products and services in low- and moderate-income communities and of low- and moderate-income individuals could result in the imposition of additional requirements and limitations on our Bank.

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

Financial Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2015, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

Enforcement Powers. The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators have considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

The number of government entities authorized to take action against the Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority. In addition, The CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of the Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including the Bank. Prior notice to the CFPB and the FDIC would be necessary for a state civil action against the Bank.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions that have not complied with these requirements.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As a result of regulatory restrictions that remain following the termination of the Consent Order, the Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC and the State Board.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposed rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

Risks Related to Our Business

We are subject to a Written Agreement and other regulatory requirements that require us to take certain actions and limit the actions we can take.

October 26, 2016, the Bank received notification from the FDIC and the State Board that the Consent Order had been terminated. The Consent Order was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

On May 9, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond. Pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before, among other things, declaring or paying any dividends, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guarantying any debt, and directly or indirectly, purchasing or redeeming any shares of its stock.

We believe that we are currently in substantial compliance with the foregoing regulatory requirements and restrictions. Nevertheless, the determination of our compliance will be made by our regulatory authorities, and if our regulatory authorities determine that we have failed to meet the requirements of the forgoeing regulatory requirememts and restrictions, such failure could result in additional regulatory requirements, which could result in the regulatory authorities taking additional enforcement actions against the Company and/or the Bank.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession; however, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2016, our nonperforming assets (which consist of nonaccruing loans, loans 90 days or more past due, and other real estate owned) totaled $4.9 million, or 1.3% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, approximately 82.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration of the real estate market in our market areas, and particularly in our Myrtle Beach market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, each of which may be exacerbated by global climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2016, we had approximately $104.9 million in loans outstanding to borrowers in which the collateral securing the loan was commercial real estate, representing approximately 48.8% of our total loans outstanding as of that date. Approximately 33.8% of this real estate is owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2016, we had 17 loans on nonaccrual status totaling approximately $2.0 million, and our allowance for loan loss was $3.8 million. For the year ended December 31, 2016, the provision for loan losses was $3.9 million. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Traditionally, the primary sources of funds of our Bank have been customer deposits and loan repayments. At times, we may need to find other sources of liquidity such as brokered deposits, proceeds from Federal Home Loan Bank (the “FHLB”) advances and QwickRate CDs obtained via the Internet. Subject to certain conditions, unused availability from the FHLB at December 31, 2016 was $52.3 million. The Bank also has $9.0 million of federal funds available through a correspondent bank.

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

Jan H. Hollar, our chief executive officer, has extensive banking expertise with close to 40 years of experience in the financial services industry, having most recently served as executive vice president and chief financial officer of Yadkin in Statesville, North Carolina from September 2009 until July 2014. Ms. Hollar had been hired by Yadkin in 2009 as part of the executive management team that was brought in to address the challenges facing Yadkin as a result of the Great Recession. Our success depends on her ability to lead our recapitalized bank and also on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

The final Basel III capital rules generally require insured depository institutions and certain holding companies to hold more capital, which could adversely affect our financial condition and operations.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. Bank holding companies with $1 billion or less in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule began to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, the capital conservation buffer was 1.25% and will increase by 0.625% each successive year until 2019.

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

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

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

Risks Related to Our Securities

An investment in the Company involves a high degree of risk.

An investment in the Company is speculative and involves a high degree of risk, including the potential for loss of your entire investment in the Company. There is no guaranteed rate of return on your investment, and there is no assurance that you will be able to resell your shares for the amount you paid for them or for any other amount. You should not invest in the Company unless you can afford to lose your entire investment.

We may lose a significant portion of our net operating loss carry-forwards.

As of December 31, 2016, we had a material amount of net operating loss carry-forwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Although we have established a valuation allowance against 100% of our deferred tax assets, these net operating loss carry-forwards would still be available to reduce future taxable income. However, our use of our net operating loss carry-forwards would be limited under Section 382 of the Internal Revenue Code if we were to undergo a change in ownership under Internal Revenue Service rules of more than 50% of our capital stock over a three-year period. These complex change of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including those arising from new stock issuances and other equity transactions. If we experience an ownership change, the resulting annual limit on the use of our net operating loss carry-forwards could result in a meaningful increase in our federal and state income tax liability in future years.

Offerings of our securities and other potential capital strategies could dilute your investment or otherwise affect your rights as a shareholder.

On April 11, 2016, we closed the 2016 private placement raising cash proceeds of approximately $45 million. In addition, on June 30, 2016, we closed the 2016 follow-on offering raising cash proceeds of approximately $1.4 million. In the future, we may seek to raise additional capital through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock. Under our Articles of Incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by shareholders, except where shareholder approval is required by applicable law. The issuance of any additional shares of common stock or securities convertible into common stock in a subsequent offering could be substantially dilutive to holders of our common stock. In addition, under our Articles of Incorporation, we can authorize and issue additional shares of our preferred stock, in one or more series the terms of which would be determined by our board of directors without shareholder approval, unless such approval is required by applicable law. The market price of our common stock could decline as a result of future sales of our securities or the perception that such sales could occur.

New investors, particularly with respect to newly authorized series of preferred stock, also may have rights, preferences, and privileges that are senior to, and that could adversely affect, our then current shareholders. For example, a new series of preferred stock could rank senior to shares of our common stock. As a result, we could be required to make any dividend payments on such preferred stock before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution, or liquidation, we may have to pay the holders of this new series of preferred stock in full prior to any distributions being made to the holders of our common stock.

We cannot predict or estimate the amount, timing, or nature of our future securities offerings or other capital initiatives. Thus, our shareholders bear the risk of our future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of our common stock.

Approximately 37.98% of our outstanding shares of common stock are owned by four shareholders whose interests could conflict with those of our other shareholders.

Castle Creek, RMB, EJF, and SVI own approximately 9.90%, 9.90%, 9.90% and 8.28%, respectively, of our outstanding shares of common stock as of December 31, 2016. Further, in connection with the 2016 private placement, Castle Creek and RMB each appointed one representative to the Company’s board of directors and EJF and SVI each have the right to appoint one representative to attend meetings of the Company’s board of directors as a nonvoting observer, in each case for so long as these entities, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of our common stock (or, with respect to Castle Creek and RMB, 50% or more of their respective purchased shares). As a result, Castle Creek and RMB will be able to exercise significant influence over our corporate policy and business strategy and each of the shareholders will be able to exercise significant influence on our business as shareholders, including influence over election of our board of directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that any of these shareholders may have interests that are different from, or in addition to, the interests of our other shareholders.

If the proceeds from the 2016 private placement and the 2016 follow-on offering are not sufficient to satisfy our capital and liquidity needs or to satisfy changing regulatory requirements, we may need even more capital and could be subject to further regulatory restrictions, either of which could significantly adversely affect us and the trading price of our stock.

The proceeds from the 2016 private placement and the 2016 follow-on offering were used to, among other things, strengthen our common equity capital base. Despite this increase in our capital base, if the proceeds from the 2016 private placement and the 2016 follow-on offering are not sufficient, or if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if there is further deterioration in economic conditions in the nation as a whole or in the markets we serve, particularly in the residential and commercial real estate markets, we may need to raise significant additional capital. Factors affecting whether we would need to raise additional capital include, among others, changing requirements of regulators, further decline in loan collateral values, additional provisions for loan losses and loan charge-offs, and other risks discussed in this “Risk Factors” section. If we were to need to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.

We are currently prohibited from paying cash dividends, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends is limited by our Bank’s ability to pay cash dividends to our Company and by our need to maintain sufficient capital to support our operations. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC and the State Board. Further, the Bank currently has negative retained earnings due to losses incurred over the past few years and therefore would be unable to pay cash dividends regardless of the restrictions imposed by the FDIC. In addition, our Company also has negative retained earnings and is prohibited from paying dividends without the prior approval of the Federal Reserve Bank of Richmond. Consequently, we do not anticipate paying cash dividends on shares of our common stock or our non-voting common stock in the foreseeable future.

There is no active public trading market for our common stock or our non-voting common stock, and no market is expected to develop.

Neither our common stock nor our non-voting common stock is listed on any national securities exchange. Our common stock is, however, quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “HCFB”. Although our common stock is quoted on the OTCQB, there is currently no active public trading market of our common stock and the market price of our common stock may be difficult to ascertain. As a result, investors in our securities may not be able to resell their shares at or above the purchase price paid by them or may not be able to resell them at all.

Our common stock and non-voting common stock are equity securities and, therefore, are subordinate to our indebtedness, as well as to senior preferred stock.

Our common stock and non-voting common stock are equity interests and do not constitute indebtedness of the Company. Consequently, our common stock and non-voting common stock rank junior to all future indebtedness of the Company and other non-equity claims against us with respect to assets available to satisfy claims against us, including in the event of our liquidation or dissolution. We may, and the Bank and our other subsidiaries may also, incur indebtedness from time to time and may increase our aggregate level of outstanding indebtedness.

Further, holders of our common stock and non-voting common stock are subject to the prior dividend and liquidation rights of any holders of any class or series of capital stock of the Company the terms of which expressly provide that such class or series will rank senior to the common stock or non-voting common stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Company that may be outstanding from time to time. Our board of directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our shareholders. If we issue preferred shares in the future that have a preference over our common stock and non-voting common stock with respect to the payment of dividends or distributions upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, then the rights of holders of our common stock and non-voting common stock could be adversely affected. Further, the market price of our common stock and, to the extent a trading market exists, the market price of our non-voting common stock could be adversely affected.

Our non-voting common stock has no voting rights.

The holders of our non-voting common stock will not have any voting rights, except as may otherwise from time to time be required by law.

Shares of our common stock and non-voting common stock are not insured bank deposits and are subject to market risk.

Our shares of common stock and non-voting common stock are not deposits, savings accounts or other obligations of us, our Bank or any other depository institution; are not guaranteed by us or any other entity; and are not insured by the FDIC or any other governmental agency.

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

The Bank presently owns eight lots, on which we have branch banking facilities and our Operations Center. The Bank has also entered into a long-term lease agreement for a lot on which we have built a branch banking facility at 3210 Highway 701 Bypass, Loris, South Carolina, 29569.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. As of the date of this report, except as noted below we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On March 1, 2016, the office of SIGTARP issued a subpoena for certain documents to the Company and Bank and a second subpoena was issued on November 18, 2016. The Company and Bank fully and timely responded to these subpoenas and are continuing to work with SIGTARP on its follow-up questions and requests.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Shares and Dividends

As of February 24, 2017, there were 495,763,940 shares of our common stock outstanding held by approximately 2,500 shareholders of record, and there were 90,531,557 shares of our non-voting common stock outstanding held by four shareholders of record. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “HCFB”. Our common stock began quoting on the OTCQB on December 28, 2016, and prior to such time the common stock was quoted on the OTC Pink market place under the symbol “HCFB”. Our non-voting common stock is not listed or quoted on the OTCQB or any other stock exchange or quotation system, and we do not intend to seek such listing. Further, in the event we were to seek such listing, there is no guarantee that any established securities exchange or quotation system would accept any of the non-voting common stock for listing. Although our common stock is quoted on the OTCQB, there is no current active public trading market in our common stock as trading and quotations of our common stock have been limited and sporadic. Most of the trades of which the Company is aware have been privately negotiated by local buyers and sellers. In addition to these trades, the Company is aware of a number of quotations on the OTC Pink marketplace between January 1, 2015 and December 28, 2016 that ranged from $0.15 to $0.50. Over-the-counter market quotations reflect inter-dealer prices, without retailer mark-up, mark-down, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low bid information for our common stock of which we are aware for the periods indicated. Private trading of our common stock has been limited but has been conducted through the Private Trading System, which is operated by the Bank on its website www.hcsbaccess.com. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. Because there has not been an established active trading market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us, we believe transactions in our common stock can be fairly summarized as follows for the periods indicated:

2016	Low	High
Fourth Quarter	$0.14	$0.19
Third Quarter	$0.15	$0.50
Second Quarter	$0.16	$0.50
First Quarter	$0.16	$0.35

2015	Low	High
Fourth Quarter	$0.16	$0.18
Third Quarter	$0.11	$0.18
Second Quarter	$0.04	$0.30
First Quarter	$0.10	$0.15

Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, , the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. In addition, the Bank is currently prohibited from paying a dividend to the Company without the prior approval of the FDIC and the State Board.

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

Year Ended December 31,	2016	2015	2014	2013	2012
(Dollars in thousands, except per share)

Financial Condition:
Investment securities, available for sale	$106,529	$89,701	$106,674	$94,602	$77,320
Allowance for loan losses	3,750	4,601	5,787	9,443	14,150
Net loans	211,362	204,766	229,756	246,981	288,084
Premises and equipment, net	14,314	15,917	20,292	20,802	21,694
Total assets	375,934	361,423	421,447	434,586	468,996
Noninterest-bearing deposits	41,324	40,182	40,172	33,081	33,103
Interest-bearing deposits	271,945	290,649	351,165	372,963	402,758
Total deposits	313,269	330,831	391,337	406,044	435,861
Advances from the Federal Home Loan Bank	24,000	17,000	17,000	22,000	22,000
Total liabilities	340,607	373,673	432,694	451,028	480,758
Total shareholders’ equity (deficit)	35,327	(12,250)	(11,247)	(16,442)	(11,762)

Results of Operations:
Interest income	$12,368	$13,726	$16,095	$17,071	$20,371
Interest expense	2,972	4,454	5,054	5,301	6,261
Net interest income	9,396	9,272	11,041	11,770	14,110
Provision for (recovery of) loan losses	3,923	—	1,061	(1,497)	10,530
Net interest income (loss) after provision for loan losses	5,473	9,272	9,980	13,267	3,580
Noninterest income	20,614	3,135	3,556	3,956	4,574
Noninterest expense	19,231	12,626	13,749	15,460	17,681
Income (loss) before income taxes	6,856	(219)	(213)	1,763	(9,527)
Income tax expense	610	27	78	—	—
Net income (loss)	6,246	(246)	(291)	1,763	(9,527)
Preferred dividends and accretion of preferred stock	—	(1,512)	(1,112)	(852)	(869)
Gain on redemption of preferred shares	13,778	—	—	—	—
Net income (loss) available to common shareholders	$20,024	$(1,758)	$(1,403)	$911	$(10,396)

Per Share Data:
Net income (loss) – basic	$0.07	$(0.46)	$(0.37)	$0.24	$(2.78)
Period end book value	$0.07	$(6.54)	$(6.33)	$(7.83)	$(6.53)
34

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

INTRODUCTION

The following discussion describes our results of operations for 2016 as compared to 2015, and 2015 as compared to 2014, and also analyzes our financial condition as of December 31, 2016 as compared to December 31, 2015, and December 31, 2015 as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, both interest-bearing and noninterest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowed funds. In order to maximize our net interest income, we must not only manage the volume of these balance sheet items, but also the yields that we earn on our interest-earning assets, such as loans and investments, and the rates that we pay on interest-bearing liabilities, such as deposits and borrowings.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2016, 2015, and 2014 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits and other borrowings.

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

RESULTS OF OPERATIONS

The Company recognized net income of $6.2 million for the year ended December 31, 2016. After closing the 2016 private placement in the second quarter of 2016, the Company redeemed its subordinated promissory notes and its junior subordinated debentures and recognized a net gain on the redemption of $19.1 million. In an effort to reduce nonperforming assets, the Bank recognized significant write downs on OREO during 2016 to expedite sales. Total net cost of operations of other real estate owned for 2016 were $6.3 million compared to $632 thousand for 2015. The Bank also sold $4.3 million of nonperforming loans during 2016 which were written down to their respective fair values and constituted most of the charge-offs recognized during the year. In relation to these charge-offs, the Bank recognized a provision expense for the year ended December 31, 2016 of $3.9 million. No provision was considered necessary for the year ended December 31, 2015.

The net loss for the year ended December 31, 2015 was $246 thousand compared to net loss of $291 thousand for the year ended December 31, 2014.

Net interest income after provision for loan losses was $5.5 million for the year ended December 31, 2016 compared to $9.3 million and $10.0 million for the years ended December 31, 2015 and 2014, respectively. Total interest income was $12.4 million and $13.7 million for the years ended December 31, 2016 and 2015, respectively compared to $16.1 million for the year ended December 31, 2014. The decreases in interest income primarily relate to lower balances of average interest-earning assets.

Noninterest income for the year ended December 31, 2016 was $20.6 million which included a gain from early extinguishment of debt of $19.1 million. Noninterest income for the year ended December 31, 2015 was $3.1 million and included a net gain of $736 thousand from the sale of the three branches. Noninterest income decreased $421 thousand from 2014 to 2015. Noninterest income included $940 thousand from life insurance proceeds on a former director and another insured employee during 2014.

ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

Total assets increased to $375.9 million at December 31, 2016 from $361.4 million at December 31, 2015. Proceeds from the 2016 private placement and the 2016 follow-on offering were used to purchase available-for-sale securities and for lending opportunities. Available-for-sale investment securities increased $16.8 million to $106.5 million as loans increased by $5.7 million to $215.1 million at December 31, 2016. Other real estate owned decreased $10.7 million to $2.9 million as the Company recognized significant write downs in an effort to expedite sales and reduce nonperforming assets.

Total liabilities decreased from $373.7 million at December 31, 2015 to $340.6 million at December 31, 2016 when proceeds from the 2016 private placement were used to redeem the Company’s subordinated promissory notes in the amount of $11.0 million, and its junior subordinated debentures in the amount of $6.1 million at significant discounts. The redemption transaction also eliminated the related accrued interest expense of $6.2 million on the debentures, resulting in a corresponding decrease in liability. Interest-bearing deposits also decreased $18.7 million. Offsetting these reductions was a new advance from the Federal Home Loan Bank of $7.0 million.

As a result of the 2016 private placement, additional stock sales during the year, and the gain recognized on the redemption of the Series T preferred stock, shareholders’ equity improved from a deficit of $12.3 million at December 31, 2015 to equity of $35.3 million at December 31, 2016. Net income was $6.2 million for the year ended December 31, 2016.

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

Total deposits decreased $60.5 million, or 15.5%, to $330.8 million at December 31, 2015 from the December 31, 2014 amount of $391.3 million. The reduction was substantially in interest-bearing deposits. The branch sale reduced deposits by $34.2 million.

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

Balance Sheet Categories as a Percent of Average Total Assets

Year ended December 31, (in thousands)	2016	2015	2014

Assets:
Interest earning assets:
Interest-bearing deposits in other banks	11.41%	7.22%	6.25%
Investment securities	24.92	24.15	26.05
Loans	54.30	56.52	56.07
Total interest earning assets	90.63	87.89	88.37
Cash and due from banks	0.49	0.77	0.64
Allowance for loan losses	(1.17)	(1.36)	(1.73)
Premises and equipment	4.00	4.62	4.62
Other assets	6.05	8.08	8.10
Total assets	100.00%	100.00%	100.00%

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	74.59%	80.99%	83.62%
Advances from the Federal Home Loan Bank	4.81	4.24	4.88
Repurchase agreements	0.39	0.27	0.25
Subordinate debentures	0.82	2.76	2.49
Junior Subordinated debentures	0.45	1.54	1.39
Total interest-bearing liabilities	81.06	89.80	92.63
Noninterest-bearing deposits	11.27	11.33	9.00
Accrued interest and other liabilities	1.16	1.67	1.26
Total liabilities	93.49	102.80	102.89
Shareholders’ equity (deficit)	6.51	(2.80)	(2.89)
Total liabilities and shareholders’ equity (deficit)	100.00%	100.00%	100.00%

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

For the year ended December 31, 2016, net interest income was $9.4 million compared to $9.3 million recognized for the year ended December 31, 2015. Net interest income for the year ended December 31, 2014 was $11.0 million. The decline from 2014 to 2015 was primarily due to the decrease in our interest income on loans, including fees, of $1.8 million, or 13.3%, from $13.4 million for the year ended December 31, 2014 to $11.6 million for the year ended December 31, 2015. The average volume of our loan portfolio decreased from $226.4 million as of December 31, 2015 to $205.0 million as of December 31, 2016. Average loans were $249.4 million as of December 31, 2014.

The redemption of the subordinated promissory notes and the junior subordinated debentures along with declines in rates and volume in time deposits resulted in a decrease to total interest expense of $1.5 million, or 33.3%, for the year ended December 31, 2016 compared to 2015. Interest expense for the year ended December 31, 2014 was $5.1 million.

NET INTEREST INCOME – continued

Our net interest margin was 2.75% for 2016, compared to 2.63% in 2015 and 2.81% in 2014. The interest rate spread was 2.64%, 2.66%, and 2.87% in 2016, 2015, and 2014, respectively.

The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the interest rate spread, and the net yield on earning assets. The table also indicates the average daily balance and the interest income or expense by specific categories.

Average Balances, Income and Expenses, and Rates

Years ended December 31,
(in thousands)	2016			2015			2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Loans (1)	$205,048	$10,361	5.05%	$226,365	$11,628	5.14%	$249,358	$13,417	5.38%
Securities, taxable	92,970	1,747	1.88%	95,602	1,980	2.07%	112,679	2,542	2.26%
Securities, nontaxable	—	—	—%	—	—	—%	1,747	14	0.80%
Nonmarketable equity securities	1,146	52	4.54%	1,147	51	4.45%	1,407	60	4.26%
Interest-bearing deposits	43,094	208	0.48%	28,921	67	0.23%	27,794	62	0.22%
Total earning assets	342,258	12,368	3.61%	352,035	13,726	3.90%	392,985	16,095	4.10%
Cash and due from banks	1,854			3,096			2,874
Allowance for loan losses	(4,413)			(5,457)			(7,715)
Premises and equipment	15,117			18,516			20,572
Other assets	22,844			32,348			36,004
Total assets	$377,660			$400,538			$444,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$281,712	2,045	0.73%	$324,375	2,432	0.75%	$371,865	2,995	0.81%
Borrowings	24,433	927	3.79%	35,338	2,022	5.72%	40,045	2,059	5.14%
Total interest-bearing liabilities	306,145	2,972	0.97%	359,713	4,454	1.24%	411,910	5,054	1.23%
Non-interest deposits	42,544			45,369			40,046
Other liabilities	4,394			6,690			5,614
Shareholders’ equity (deficit)	24,577			(11,234)			(12,850)
Total liabilities and shareholders’ equity (deficit)	$377,600			$400,538			$444,720

Net interest income/interest rate spread		$9,396	2.64%		$9,272	2.66%		$11,041	2.87%
Net yield on earning assets			2.75%			2.63%			2.81%

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

RATE/VOLUME ANALYSIS – continued

Rate/Volume Variance Analysis

	2016 Compared to 2015			2015 Compared to 2014
		Increase (Decrease)			Increase (Decrease)
		Due To (1)			Due To (1)
December 31, (In thousands)	Total	Rate	Volume	Total	Rate	Volume

Interest-earning assets:
Interest-bearing deposits	$141	$97	$44	$5	$2	$3
Securities, taxable	(233)	(180)	(53)	(562)	(197)	(365)
Securities, nontaxable	—	—	—	(14)	—	(14)
Nonmarketable equity securities	1	1	—	(9)	3	(12)
Loans	(1,267)	(187)	(1,080)	(1,789)	(589)	(1,200)
Total	(1,358)	(269)	(1,089)	(2,369)	(781)	(1,588)

Interest-bearing liabilities:
Deposits	(387)	(75)	(312)	(563)	(198)	(365)
Borrowings	(1,095)	(572)	(523)	(37)	887	(924)
Total	(1,482)	(647)	(835)	(600)	689	(1,289)
Net interest income	$124	$378	$(254)	$(1,769)	$(1,470)	$(299)

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investment securities have generally followed the fluctuations in market rates in 2016, 2015 and 2014. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company’s interest rate sensitivity position. A rate-sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate-sensitive assets and rate-sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest fluctuations on liquidity and earnings.

Interest rate sensitivity management is concerned with the management of both the timing and the magnitude of repricing characteristics of interest-earning assets and interest-bearing liabilities and is an important part of asset/liability management. The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates. The following table, “Interest Rate Sensitivity Analysis,” indicates that, for periods less than one year, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position. For a bank with a liability-sensitive position, or negative gap, falling interest rates would generally be expected to have a positive effect on net interest income, and rising interest rates would generally be expected to have the opposite effect.

Maturities in the following table are based on the asset’s or liability’s sensitivity to changes in interest rates and therefore differ from contractual maturities.

The following table presents the Company’s rate sensitivity at each of the time intervals indicated as of December 31, 2016 and may not be indicative of the Company’s rate-sensitivity position at other points in time:

RATE SENSITIVITY – continued

Interest Rate Sensitivity Analysis

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2016	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$46,486	$14,342	$48,576	$109,404	$105,708	$215,112
Securities[1]	21,023	10,822	14,956	46,801	62,987	109,788
Interest-bearing deposits in banks	23,652	—	—	23,652	—	23,652
Total earning assets	91,161	25,164	63,532	179,857	168,695	348,552
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	42,408	—	—	42,408	—	42,408
Money Market and savings deposits	83,306	—	—	83,306	—	83,306
Time deposits	9,584	26,608	66,665	102,857	43,374	146,231
Total interest-bearing deposits	135,298	26,608	66,665	228,571	43,374	271,945
Repurchase agreements	1,983			1,983		1,983
FHLB Advances	—	—	—	—	24,000	24,000
Total interest-bearing liabilities	$137,281	$26,608	$66,665	$230,554	$67,374	$297,928
Period gap	$(46,120)	$(1,444)	$(3,133)	$(50,697)	$101,321	$50,624
Cumulative gap	$(46,120)	$(47,564)	$(50,697)	$(50,697)	$50,624
Ratio of cumulative gap to total earning assets	(13.23)%	(13.65)%	(14.55)%	(14.55)%	14.52%

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2015	Within One	Three	Twelve	Within One	Year or
(Dollars in thousands)	Month	Months	Months	Year	Non-Sensitive	Total
Assets
Interest-earning assets
Loans	$55,634	$18,491	$50,237	$124,362	$85,005	$209,367
Securities[1]	14,160	5,381	17,692	37,233	54,076	91,309
Interest-bearing deposits in banks	20,599	—	—	20,599	—	20,599
Total earning assets	90,393	23,872	67,929	182,194	139,081	321,275
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	40,478	—	—	40,478	—	40,478
Money Market and savings deposits	76,200	—	—	76,200	—	76,200
Time deposits	10,441	20,097	55,138	85,676	88,295	173,971
Total interest-bearing deposits	127,119	20,097	55,138	202,354	88,295	290,649
Repurchase agreements	1,716	—	—	1,716	—	1,716
FHLB Advances	—	—	—	—	17,000	17,000
Subordinated debentures	—	—	—	—	11,062	11,062
Junior subordinated debentures	—	6,186	—	6,186	—	6,186
Total interest-bearing liabilities	$128,835	$26,283	$55,138	$210,256	$116,357	$326,613
Period gap	$(38,442)	$(2,411)	$12,791	$(28,062)	$22,724	$(5,338)
Cumulative gap	$(38,442)	$(40,853)	$(28,062)	$(28,062)	$(5,338)
Ratio of cumulative gap to total earning assets	(11.97)%	(12.72)%	(8.73)%	(8.73)%	(1.66)%

1Securities are presented at amortized cost basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. The Company sold $4.3 million of nonperforming loans in 2016 which were written down to fair value. The charge-offs resulting from the write downs primarily attributed to the provision expense of $3.9 million recognized during the year ended December 31, 2016. No provision was recognized during the year ended December 31, 2015 while a provision expense of $1.1 million was recognized for the year ended December 31, 2014. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the year ended December 31, 2016 was $20.6 million and includes a gain of $19.1 million recognized on the redemption of the Company’s subordinated promissory notes and its junior subordinated debentures. Noninterest income for 2016 also includes a loss of sale of loans of $224 thousand. A net gain of $736 thousand recognized on the sale of three branch offices was included in net gains (losses) on sales of assets in noninterest income of $3.1 million for 2015. During 2014, we received $940 thousand of proceeds from the Bank’s owned life insurance as a result of the passing of one former director and one former insured employee which resulted in total noninterest income of $3.6 million. Excluding these one-time benefits, noninterest income would be $1.7 million, $2.4 million, and $2.6 million, respectively for the years ended December 31, 2016, 2015, and 2014. The decreases primarily relate to lower service charges on deposit accounts and lower mortgage banking income although most categories of noninterest income also decreased.

NONINTEREST EXPENSES

Noninterest expenses increased $6.6 million or 52.3% from December 31, 2015 to December 31, 2016. In an effort to expedite sales of OREO, the Company took significant write downs resulting in an increase to net cost of operations of other real estate owned of $5.6 million for the year. Salaries and employee benefits increased $835 thousand or 15.5% for the year ended December 31, 2016. A portion of this increase related to stock-based compensation expense of $185 thousand recognized on restricted shares issued during 2016 and a $68 thousand contribution to the Company’s 401(k) plan. Other operating expenses increased $984 thousand.

Noninterest expenses decreased from $13.7 million for 2014 to $12.6 million for 2015. Salaries and employee benefits were $5.6 million for the year ended December 31, 2014 compared to $5.4 million for the year ended December 31, 2015. FDIC insurance premiums decreased from $1.6 million for 2014 to $1.4 million for 2015. Expenses related to the operations of other real estate owned decreased from $1.4 million for 2014 to $632 thousand for 2015.

INCOME TAXES

The Company recognized income tax expense of $610 thousand, $27 thousand and $78 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2016 will not be realized, and accordingly, has maintained a full valuation allowance. In the second quarter of 2016, it was determined that a full valuation allowance was no longer needed on deferred tax assets related to unrealized losses on available for sale securities and as a result there was no allowance was recorded on approximately $59,000 of deferred tax assets related to those losses. On December 31, 2016 however, net unrealized losses increased significantly due to an increase in rates at year end and upon review of the deferred tax asset it was determined that a valuation allowance on net unrealized losses on available for sale of securities of $1.2 million was warranted.

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

The Bank has unused availability at the FHLB of $52.3 million and an unsecured line of credit with a correspondent bank available for overnight borrowing totaling $9.0 million; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $66.0 million and $64.0 million, respectively, at December 31, 2016. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of December 31, 2016, commitments to extend credit totaled $33.2 million and standby letters of credit totaled $444 thousand. The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2016.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,534	$3,865	$11,056	$16,455	$16,700	$33,155
Standby letters of credit	—	—	444	444	—	444

Totals	$1,534	$3,865	$11,500	$16,899	$16,700	$33,599

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

CAPITAL RESOURCES

Shareholders’ equity improved from a deficit of $12.3 million at December 31, 2015 to positive equity of $35.3 million at December 31, 2016. On April 11, 2016, the Company completed the 2016 private placement for net proceeds of $41.5 million and the Series T preferred stock and the CPP warrant were also repurchased for $129 thousand resulting in a gain on redemption of $13.8 million recorded directly to retained earnings. On June 30, 2016, the Company completed the 2016 follow-on offering for net cash proceeds of approximately $1.4 million. Net income of $6.2 million was recognized for the year ended December 31, 2016 as a result of the gain on extinguishment of subordinated promissory notes and junior subordinated debentures partially offset by the recorded provision for loan losses and OREO write-downs. Unrealized losses attributable to the available-for-sale securities portfolio also increased $1.7 million. These unrealized losses, net of tax, are included in accumulated other comprehensive loss. Changes in the deferred tax asset related to unrealized losses in the securities portfolio have no effect on income.

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

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (average equity divided by average total assets), which was 6.51% in 2016 compared to (2.80)% in 2015 and (2.89)% in 2014. The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Return on average assets	1.65%	(0.06)%	0.07%
Return on average equity	25.41%	n/a	n/a
Equity to assets ratio	6.51%	(2.80)%	(2.89)%

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion, which we refer to below as “covered” banking organizations. Bank holding companies with $1 billion or less in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2015, the Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules).

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

CAPITAL RESOURCES – continued

The following table summarizes the capital amounts and ratios of the Company and the Bank at December 31, 2016, 2015, and 2014.

December 31,	2016	2015	2014
(Dollars in thousands)
The Company
Tier 1 capital	$38,586	$(10,642)	$(10,402)
Tier 2 capital	3,111	—	—
Total qualifying capital	$41,697	$(10,642)	$(10,402)

Risk-adjusted total assets (including off-balance sheet exposures)	$248,261	$256,713	$287,892

Tier 1 risk-based capital ratio	15.54%	(4.15%)	(3.61%)
Total risk-based capital ratio	16.80%	(4.15%)	(3.61%)
Tier 1 leverage ratio	10.15%	(2.87%)	(2.36%)

The Bank
Common equity Tier 1 capital	$37,721	$12,135	n/a
Tier 1 capital	$37,721	$12,135	$10,911
Tier 2 capital	3,112	3,267	3,622
Total qualifying capital	$40,833	$15,402	$14,533

Risk-adjustment total assets (including off-balance sheet exposures)	$248,316	$260,024	$287,598

Common equity Tier 1 capital ratio	15.19%	4.67%	n/a
Tier 1 risk-based capital ratio	15.19%	4.67%	3.79%
Total risk-based capital ratio	16.44%	5.92%	5.05%
Tier 1 leverage ratio	9.95%	3.28%	2.53%

At December 31, 2016, the Company and Bank exceeded all minimum regulatory capital requirements.

The Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

INVESTMENT PORTFOLIO

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of December 31, 2016, 2015 and 2014, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities increased $16.8 million, or 18.8%, from $89.7 million at December 31, 2015 to $106.5 million at December 31, 2016. The portfolio decreased $17.0 million from December 31, 2014 to December 31, 2015. Our securities portfolio consisted primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds. As of December 31, 2016, the amortized cost of the available-for-sale investment securities portfolio exceeded fair value by $3.3 million. This unrealized loss is believed to be temporary and a result of the current interest rate environment.

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2016.

December 31, 2016 (in thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government sponsored enterprises	$—	$249	$2,000	$6,240	$8,489	$8,409
Mortgage-backed securities	—	—	19,824	66,570	86,394	83,998
State and political subdivisions	—	—	11,924	2,981	14,905	14,122
Total	$—	$249	$33,748	$75,791	$109,788	$106,529

Weighted average yields
Government sponsored enterprises	—%	2.60%	2.13%	1.31%
Mortgage-backed securities	—%	—%	2.11%	1.70%
State and political subdivisions	—%	—%	2.38%	2.77%
Total	—%	2.60%	2.20%	1.71%	1.87%

December 31, 2015 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$36,720	$36,032
Mortgage-backed securities	53,368	52,445
State and political subdivisions	1,221	1,224
Total	$91,309	$89,701

December 31, 2014 (in thousands)	Book Value	Market Value
Investment securities
Government sponsored enterprises	$40,952	$40,082
Mortgage-backed securities	65,328	65,348
State and political subdivisions	1,239	1,244
Total	$107,519	$106,674
47

LOAN PORTFOLIO

Our loan portfolio increased $5.7 million from December 31, 2015 to December 31, 2016 due to our improved capital position allowing us to cease following our prior strategic plan of decreasing total assets. The loan portfolio decreased $26.2 million and $20.9 million in 2015 and 2014, respectively. Net loans charged-off during 2016 were $4.8 million compared to $1.2 million in 2015 and $4.7 million in 2014. Loan balances transferred to other real estate owned were $796 thousand for 2016 compared to $4.1 million for 2015.

In an effort to reduce nonperforming assets and problem loans that continued to be a strain on the Company’s resources and capital, the Company sold $4.3 million of nonperforming and problem loans and $854 thousand in other real estate owned, resulting in $2.9 million in charge-offs and $854 thousand of losses on the sale of properties. This sale was an effort to reduce overall risk within the Bank.

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 82.0% of our loan portfolio at December 31, 2016. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans account for 15.7% and 2.3% of the loan portfolio at December 31, 2016, respectively.

The following table sets forth the composition of the loan portfolio by category for the five years ended December 31, 2016 and highlights the Company’s general emphasis on mortgage lending.

December 31,	2016	2015	2014	2013	2012
(Dollars in thousands)
Real estate:
Commercial construction and land development	$22,981	$30,532	$31,470	$38,899	$58,274
Other commercial real estate	81,894	70,759	82,382	91,551	103,061
Residential construction	731	2,342	2,838	3,038	2,422
Other residential	70,713	72,739	81,730	81,297	89,184
Commercial and industrial	33,800	27,881	30,894	33,711	41,200
Consumer	4,993	5,114	6,229	7,928	8,093
	$215,112	$209,367	$235,543	$256,424	$302,234

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 2016 and related interest rate characteristics:

December 31, 2016 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial real estate	$23,542	$54,245	$27,088	$104,875
Residential	20,540	28,818	22,086	71,444
Commercial	15,381	11,047	7,372	33,800
Consumer	1,151	3,290	552	4,993
	$60,614	$97,400	$57,098	$215,112

Loans maturing after one year with:
Fixed interest rates	$137,846
Floating interest rates	16,652

$154,498
48

LOAN PORTFOLIO – continued

Risk Elements

The recent economic recession resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declined real estate market during this time had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our primary markets have improved since the end of the economic recession, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provision for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

For loans to be in excess of 90 days delinquent and still accruing interest, the borrowers must be either remitting payments although not able to get current, liquidation on loans deemed to be well secured must be near completion, or the Company must have a reason to believe that correction of the delinquency status by the borrower is near. The amount of both nonaccrual loans and loans past due 90 days or more were considered in computing the allowance for loan losses as of December 31, 2016.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets include nonperforming loans plus other real estate that we own as a result of loan foreclosures.

Nonperforming loans have declined since 2012 as we have sought to identify and aggressively work through our credit issues. The Company sold $4.3 million in nonperforming loans in a bulk sale during 2016 in an effort to quickly reduce nonperforming asset levels. As a result, nonperforming loans as of December 31, 2016 decreased $6.7 million or 76.8% to $2.0 million, and were 0.9% of total loans. Nonperforming loans were $8.7 million, or 4.2% of total loans, as of December 31, 2015 and $11.8 million at December 31, 2014.

Nonperforming assets also continued to decrease. Increased write-downs were taken on OREO properties in 2016 in an effort to expedite sales at values less than market value to reduce nonperforming assets. Proceeds from the sales of OREO properties for the year ended December 31, 2016 were $6.0 million. The Company also recognized write-downs of $5.7 million for the year ended December 31, 2016. Nonperforming assets totaled $4.9 million at December 31, 2016 compared to $22.4 million at December 31, 2015 and $31.3 million at December 31, 2014. As a percentage of total assets, nonperforming assets were 1.3%, 6.2%, and 7.4% as of December 31, 2016, 2015, and 2014, respectively.

LOAN PORTFOLIO – continued

The following table summarizes nonperforming assets for the five years ended December 31, 2016:

Nonperforming Assets	2016	2015	2014	2013	2012
(Dollars in thousands)
Nonaccrual loans	$2,025	$8,742	$11,661	$10,631	$22,567
Loans past due 90 days or more and still accruing interest	—	—	170	—	157
Total nonperforming loans	2,025	8,742	11,831	10,631	22,724
Other real estate owned	2,887	13,624	19,501	24,972	19,464
Total nonperforming assets	$4,912	$22,366	$31,332	$35,603	$42,188

Nonperforming assets to total assets	1.31%	6.19%	7.43%	8.19%	9.00%
Nonperforming loans to total loans	0.94%	4.18%	5.02%	4.15%	7.52%

Credit Risk Management

Another method used to monitor the loan portfolio is credit grading. Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves the processes of loan underwriting and loan administration. The Company seeks to manage credit risk through a strategy of making loans within the Company’s primary marketplace and within the Company’s limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Horry and Georgetown Counties in South Carolina and Columbus and Brunswick Counties in North Carolina. While economic conditions and real estate in our primary markets have improved since the end of the economic recession, a return of recessionary conditions could result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have a negative impact on our business. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Company’s loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company seeks to manage risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

The Company’s loan officers and loan administration staff are charged with monitoring the Company’s loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the Company’s loan portfolio, several credit risk identification and monitoring processes are utilized. The Company assesses credit risk initially through the assignment of a risk grade to each loan based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of any collateral. Commercial and Consumer loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Credit grading is adjusted during the life of the loan to reflect economic and individual changes having an impact on the borrowers’ abilities to honor the terms of their commitments. Management uses the risk grades as a tool for identifying known and inherent losses in the loan portfolio and for determining the adequacy of the allowance for loan losses.

LOAN PORTFOLIO – continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2016.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,781	$—	$383	$—	$2,164
Grade 2 – Modest	934	122	112	573	1,741
Grade 3 – Average	2,226	13,877	84	6,588	22,775
Grade 4 – Satisfactory	19,973	58,149	3,971	45,208	127,301
Grade 5 – Watch	7,125	21,807	234	11,531	40,697
Grade 6 – Special Mention	1,484	900	140	1,517	4,041
Grade 7 – Substandard	277	10,020	69	6,027	16,393
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$33,800	$104,875	$4,993	$71,444	$215,112

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2015.

		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$975	$—	$434	$—	$1,409
Grade 2 – Modest	561	1,024	37	277	1,899
Grade 3 – Average	4,934	5,620	218	4,716	15,488
Grade 4 – Satisfactory	14,693	58,549	4,031	53,187	130,460
Grade 5 – Watch	2,445	9,654	152	2,988	15,239
Grade 6 – Special Mention	992	6,321	98	3,544	10,955
Grade 7 – Substandard	3,281	20,123	144	10,369	33,917
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total Loans	$27,881	$101,291	$5,114	$75,081	$209,367

Loans graded one through four are considered “pass” credits. As of December 31, 2016 and 2015, approximately $154.0 million, or 71.6%, and $149.3 million, or 71.3%, respectively, of the loan portfolio had a credit grade of “minimal”, “modest”, “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2016, loans with a credit grade of “watch” and “special mention” totaled $44.7 million. As of December 31, 2015, those loans totaled $26.2 million. The increase in watch loans was primarily due to the upgrade of classified loans. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Classified loans are loans graded “substandard”, “doubtful”, and “loss.” At December 31, 2016 and 2015, classified loans totaled $16.4 million and $33.9 million, respectively. Classified loans collateralized by real estate totaled $16.0 million and $30.5 million, respectively, at December 31, 2016 and 2015.

LOAN PORTFOLIO – continued

Total troubled debt restructurings (“TDRs”) at December 31, 2016 were $19.7 million. TDRs totaling $10.1 million were graded as classified loans, of which $8.9 million were considered to be performing at December 31, 2016. Total TDRs at December 31, 2015 were $29.1 million, all graded as classified loans, of which $23.6 million were considered to be performing. Classified loans are evaluated for impairment on a quarterly basis.

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2016, the recorded investment in impaired loans was $21.6 million, compared to $33.9 million and $41.4 million at December 31, 2015 and 2014, respectively. This reduction in impaired loans was due to the sale of nonperforming loans as well as the upgrade of loans due to improved financial condition.

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

At December 31, 2016 and 2015, the principal balance of TDRs totaled $19.7 million and $29.1 million, respectively. At December 31, 2016, $18.4 million of these restructured loans were performing as expected under the new terms, and $1.3 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2015, $23.6 million of these restructured loans were performing as expected under the new terms, and $5.5 million were considered nonperforming and evaluated for reserves on the basis of the fair value of the collateral. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. In addition, there are times when a loan previously considered a TDR was restructured under a new agreement that does not qualify as a TDR. This includes restructurings whereby the customer is no longer in financial difficulty and the restructured terms offer no concessions from the original loan terms. During 2016, there were $2.2 million in TDRs that were restructured into new agreements that no longer qualified as TDRs.

A rollforward of TDRs for the years ended December 31, 2016 and 2015 is presented below:

TDRs	2016	2015
(Dollars in thousands)
Balance, beginning of period	$29,062	$33,166
New TDRs and advances	1,893	1,393
Repayments	(3,642)	(2,688)
Reclassifed	(2,163)	—
Charged-off and foreclosed TDRs	(2,579)	(2,809)
Sold	(2,896)	—
Balance, end of period	$19,675	$29,062

LOAN PORTFOLIO – continued

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

During 2016, we introduced certain enhancements to our allowance for loan loss model and methodology that, in management’s opinion, provide a better estimate and an allowance for loan loss which better reflects the inherent loss in the loan portfolio. The most significant enhancement was the implementation of a new third party software for the calculation of the allowance for loan losses. While this change did not result in an overall change in methodology, it did allow management to further analyze the portfolio. Additionally, as we regularly review the look back period being used for the calculation of historical losses, we determined that the historic look back period for all loan types should be increased to twelve quarters. During 2012, the Bank changed the historic look back period from twelve quarters to six quarters as management believed this reduced look back period more accurately reflected the loss history of the loan portfolio during those stressed economic conditions. As economic conditions have improved and the overall risk profile of the loan portfolio has changed, it was determined that the historic look back period should be increased back to twelve quarters to present an estimated risk and loss consistent with expectations. This change in the look back period resulted in an increase in reserves of approximately $570,000.

At December 31, 2016, $643 thousand of the allowance was reserved for impaired loans compared to $1.1 million at December 31, 2015 and $1.9 million at December 31, 2014. Net loan charge-offs increased from $1.2 million for the year ended December 31, 2015 to $4.8 million for the year ended December 31, 2016 after decreasing from $4.7 million for the year ended December 31, 2014. The Company sold $4.3 million of loans receivable in 2016. The loans were recorded at fair value which also represented the contract value. Differences between the carrying values and contract values were charged off through the allowance for loan losses when the loans were transferred to held for sale and represent a significant portion of charge-offs in 2016.

The following table presents the Allowance for Loan Losses by loan category and the loan category as a percentage of total loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2016		2015		2014		2013		2012
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$400	15.7%	$952	13.3%	$597	13.1%	$1,020	13.1%	$1,982	13.6%
Commercial Real Estate	2,291	48.8%	2,543	48.3%	3,591	48.3%	5,312	50.9%	7,587	53.4%
Consumer	103	2.3%	80	2.5%	185	2.7%	144	3.1%	124	2.7%
Residential	956	33.2%	1,026	35.9%	1,414	35.9%	2,967	32.9%	4,457	30.3%
	$3,750	100.0%	$4,601	100.0%	$5,787	100.0%	$9,443	100.0%	$14,150	100.0%

(1)	Loan category as a percentage of total loans.
53

LOAN PORTFOLIO – continued

The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience
(Dollars in thousands)	2016	2015	2014	2013	2012
Total loans outstanding at end of period	$215,112	$209,367	$235,543	$256,424	$302,234
Average loans outstanding	$205,048	$226,365	$249,358	$280,208	$337,445

Balance of allowance for loan losses at beginning of period	$4,601	$5,787	$9,443	$14,150	$21,178

Charge offs:
Real estate	(5,404)	(1,713)	(5,620)	(5,568)	(15,193)
Commercial	(1,132)	(539)	(1,068)	(1,691)	(3,242)
Consumer and credit card	(72)	(81)	(343)	(217)	(106)
Total charge-offs	(6,608)	(2,333)	(7,031)	(7,476)	(18,541)

Recoveries:
Real estate	373	910	1,727	3,494	687
Commercial	1,382	200	549	724	284
Consumer and credit card	79	37	38	48	12
Total charge-offs	1,834	1,147	2,314	4,266	983
Net charge-offs	(4,774)	(1,186)	(4,717)	(3,210)	(17,558)

Provision charged to operations	3,923	—	1,061	(1,497)	10,530

Balance of allowance for loan losses at end of period	$3,750	$4,601	$5,787	$9,443	$14,150

Ratios:
Net charge-offs to average loans outstanding	2.33%	0.52%	1.89%	1.15%	5.20%
Net charge-offs to loans at end of year	2.22%	0.57%	2.00%	1.25%	5.81%
Allowance for loan losses to average loans	1.83%	2.03%	2.32%	3.37%	4.19%
Allowance for loan losses to loans at end of year	1.74%	2.20%	2.46%	3.68%	4.68%
Net charge-offs to allowance for loan losses	127.31%	25.78%	81.51%	33.99%	124.08%
Net charge-offs to provisions for loan losses	121.69%	n/a	444.58%	n/a	166.74%

AVERAGE DAILY DEPOSITS

The following table summarizes our average daily deposits during the years ended December 31, 2016, 2015, and 2014. These totals include time deposits $100 thousand and over. At December 31, 2016 time deposits $100,000 and over totaled $103.6 million. Of this total, scheduled maturities within three months were $28.4 million; over three through 12 months were $41.0 million; and over 12 months were $34.2 million.

Brokered deposits as of December 31, 2016 totaled $5.2 million and all were less than $100 thousand and mature within twelve months. As of December 31, 2015, we had no brokered deposits compared to $14.1 million as of December 31, 2014. When needed, we may also look to secondary sources of liquidity such as proceeds from FHLB advances and Qwickrate CDs.

	2016		2015		2014
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand	$42,544	n/a	$45,369	n/a	$40,046	n/a
Interest-bearing transaction accounts	39,586	0.17%	41,510	0.15%	41,010	0.17%
Money market savings account	69,804	0.47%	75,880	0.44%	81,688	0.44%
Other savings accounts	11,639	0.25%	10,754	0.25%	9,862	0.25%
Time deposits	160,683	1.01%	196,231	1.02%	239,305	1.06%

Total average deposits	$324,256		$369,744		$411,911

ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the Company’s FHLB borrowings for the years ended December 31, 2016, 2015 and 2014.

	Maximum		Weighted
	Outstanding		Average
	at any	Average	Interest	Balance
(Dollars in thousands)	Month End	Balance	Rate	December 31

2016
Advances from Federal Home Loan Bank	$24,000	$18,186	2.50%	$24,000

2015
Advances from Federal Home Loan Bank	$17,000	$17,000	3.44%	$17,000

2014
Advances from Federal Home Loan Bank	$22,000	$21,685	3.44%	$17,000

Advances from the FHLB are collateralized by one-to-four family residential mortgage loans, certain commercial real estate loans, certain securities in the Bank’s investment portfolio and the Company’s investment in FHLB stock. Although we expect to continue using FHLB advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $24.0 million advances from the FHLB outstanding at December 31, 2016, $9.0 million have scheduled principal reductions in 2018, $5.0 million in 2019 and the remainder in 2020. As a result of negative financial performance indicators, there is a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated. Although to date the Bank has not been denied advances from the FHLB, the Bank has had its collateral maintenance requirements altered to reflect the increase in our credit risk. Thus, we can make no assurances that this funding source will continue to be available to us.

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

SUBORDINATED DEBENTURES – continued

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

On April 12, 2016, the Company repurchased all 12,895 shares of the outstanding Series T preferred stock from the U.S. Treasury for $129 thousand. The U.S. Treasury also canceled the CPP Warrant. The redemption gain realized on this settlement was approximately $13.8 million and was recorded in retained deficit.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2016. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HCSB Financial Corporation and Subsidiary

Loris, South Carolina

We have audited the accompanying consolidated balance sheets of HCSB Financial Corporation and Subsidiary (the “Company”) as of December 31, 2016, 2015, and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCSB Financial Corporation and Subsidiary as of December 31, 2016 2015, and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 3, 2017

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share amounts)	2016	2015	2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$25,429	$22,137	$28,527
Investment securities:
Securities available-for-sale	106,529	89,701	106,674
Nonmarketable equity securities	1,345	1,330	1,342
Total investment securities	107,874	91,031	108,016
Loans receivable	215,112	209,367	235,543
Less allowance for loan losses	(3,750)	(4,601)	(5,787)
Loans, net	211,362	204,766	229,756
Premises, furniture and equipment, net	14,314	15,917	20,292
Accrued interest receivable	1,303	1,745	1,973
Cash value of life insurance	11,643	11,319	11,002
Other real estate owned	2,887	13,624	19,501
Other assets	1,122	884	2,380
Total assets	$375,934	$361,423	$421,447

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$41,324	$40,182	$40,172
Interest-bearing transaction accounts	42,408	40,478	44,283
Money market savings accounts	71,486	65,806	75,811
Other savings accounts	11,820	10,394	10,272
Time deposits $250 and over	18,510	23,236	26,036
Other time deposits	127,721	150,735	194,763
Total deposits	313,269	330,831	391,337
Repurchase agreements	1,983	1,716	1,612
Advances from the Federal Home Loan Bank	24,000	17,000	17,000
Subordinated debentures	—	11,021	11,011
Junior subordinated debentures	—	6,117	6,113
Accrued interest payable	155	5,958	4,583
Other liabilities	1,200	1,030	1,038
Total liabilities	340,607	373,673	432,694
Commitments and contingencies (Notes 5, 13, & 14)

Shareholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
Series A, no shares issued and outstanding	—	—	—
Series T, no shares issued and outstanding at December 31, 2016; 12,895 shares issued and outstanding at December 31, 2015 and 2014	—	12,895	12,895
Common stock, Voting, $0.01 par value; 500,000,000 shares authorized; 405,232,383, 3,846,340 and 3,816,340 issued and outstanding at December 31, 2016, 2015 and 2014, respectively	4,053	38	38
Common stock, Non-voting, $0.01 par value; 150,000,000 shares authorized; 90,531,557 shares issued and outstanding at December 31, 2016; no shares issued and outstanding at December 31, 2015 and 2014	905	—	—
Capital surplus	68,411	30,220	30,214
Common stock warrant	—	1,012	1,012
Retained deficit	(34,783)	(54,807)	(54,561)
Accumulated other comprehensive loss	(3,259)	(1,608)	(845)
Total shareholders’ equity (deficit)	35,327	(12,250)	(11,247)
Total liabilities and shareholders’ equity (deficit)	$375,934	$361,423	$421,447

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands except share amounts)	2016	2015	2014
Interest income:
Loans, including fees	$10,361	$11,628	$13,417
Investment securities:
Taxable	1,747	1,980	2,542
Tax-exempt	—	—	14
Nonmarketable equity securities	52	51	60
Other interest income	208	67	62
Total	12,368	13,726	16,095
Interest expense:
Deposits	2,045	2,432	2,995
Borrowings	927	2,022	2,059
Total	2,972	4,454	5,054
Net interest income	9,396	9,272	11,041

Provision for loan losses	3,923	—	1,061
Net interest income after provision for loan losses	5,473	9,272	9,980

Noninterest income:
Service charges on deposit accounts	706	744	880
Net gains on sales of securities available-for-sale	68	232	201
Mortgage banking income	48	181	229
Other fees and commissions	309	404	438
Brokerage commissions	13	85	79
Income from cash value of life insurance	441	431	440
Net gains (losses) on sales of assets	(222)	717	6
Gain from early extinguishment of debt	19,115	—	—
Proceeds from bank owned life insurance	—	—	940
Other operating income	136	341	343
Total	20,614	3,135	3,556
Noninterest expenses:
Salaries and employee benefits	6,218	5,383	5,606
Net occupancy	1,036	1,122	1,220
Furniture and equipment	900	1,011	1,023
Net cost of operations of other real estate owned	6,266	632	1,411
FDIC insurance premiums	740	1,391	1,574
Other operating expenses	4,071	3,087	2,915
Total	19,231	12,626	13,749
Net income (loss) before income taxes	6,856	(219)	(213)
Income tax expense	610	27	78
Net income (loss)	6,246	(246)	(291)
Preferred dividends and accretion of preferred stock	—	(1,512)	(1,112)
Gain on redemption of preferred shares	13,778	—	—

Net income (loss) available to common shareholders	$20,024	$(1,758)	$(1,403)

Net income (loss) per common share, basic	$0.07	$(0.46)	$(0.37)
Net income (loss) per common share, diluted	$0.07	$(0.46)	$(0.37)
Weighted average common shares outstanding
Basic	301,460,946	3,823,244	3,770,355
Diluted	307,252,250	3,823,244	3,770,355

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014

Net income (loss)	$6,246	$(246)	$(291)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,583)	(531)	5,629
Reclassification to realized gains	(68)	(232)	(201)
Other comprehensive income (loss)	(1,651)	(763)	5,428
Comprehensive income (loss)	$4,595	$(1,009)	$5,137

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014

								Accumulated
			Common					Other
	Common Stock		Stock	Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
(Dollars in thousands)
Balance, December 31, 2013	3,738,337	$37	$1,012	12,895	$12,838	$30,157	$(54,213)	$(6,273)	$(16,442)

Net loss	—	—	—	—	—	—	(291)	—	(291)
Other comprehensive income	—	—	—	—	—	—	—	5,428	5,428
Sale of common stock	78,003	1	—	—	—	57	—	—	58
Accretion of preferred stock to redemption value	—	—	—	—	57	—	(57)	—	—
Balance, December 31, 2014	3,816,340	38	1,012	12,895	12,895	30,214	(54,561)	(845)	(11,247)

Net loss	—	—	—	—	—	—	(246)	—	(246)
Other comprehensive loss	—	—	—	—	—	—	—	(763)	(763)
Sale of common stock	30,000	—	—	—	—	6	—	—	6
Balance, December 31, 2015	3,846,340	38	1,012	12,895	12,895	30,220	(54,807)	(1,608)	(12,250)

Net income	—	—	—	—	—	—	6,246	—	6,246
Redemption of Series T preferred stock and CPP Warrant	—	—	(1,012)	(12,895)	(12,895)	—	13,778	—	(129)
Issuance of Series A preferred stock	—	—	—	905,316	9	9,044	—	—	9,053
Issuance of common stock	373,636,043	3,737	—	—	—	33,627	—	—	37,364
Stock issuance costs	—					(3,491)			(3,491)
Issuance of restricted stock	27,750,000	278	—	—	—	(278)			—
Stock conversion	90,531,557	905	—	(905,316)	(9)	(896)	—	—	—
Stock-based compensation expense	—	—	—	—	—	185	—	—	185
Other comprehensive loss	—	—	—	—	—	—	—	(1,651)	(1,651)
Balance, December 31, 2016	495,763,940	$4,958	$—	—	$—	$68,411	$(34,783)	$(3,259)	$35,327

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$6,246	$(246)	$(291)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Provision for loan losses	3,923	—	1,061
Depreciation expense	659	742	789
Stock compensation expense	185	—	—
Amortization, net of accretion on investments	432	153	266
Amortization of debt issuance costs	2	—	—
Gains on sales of securities available-for-sale	(68)	(232)	(201)
(Gains) losses on sales of other real estate owned	(90)	(333)	26
Write-downs of other real estate owned	5,665	226	317
Net gain on sale of branches	—	(736)	—
Loss on sale of loans	224	—	—
Net (gains) losses on sale of other assets	(2)	19	(6)
Gain from early extinguishment of debt	(19,115)	—	—
Decrease in accrued interest receivable	442	228	224
Income (net of mortality costs) on cash value of life insurance	(324)	(317)	—
(Increase) decrease in other assets	(646)	1,491	1,708
Increase in accrued interest payable	429	1,383	1,278
Increase (decrease) in other liabilities	170	22	(56)
Net cash (used by) provided by operating activities	(1,868)	2,400	5,115

Cash flows from investing activities:
Purchases of securities available-for-sale	(80,655)	(22,879)	(59,354)
Maturities, calls and paydowns of securities available-for-sale	36,711	15,842	19,822
Proceeds from sales of securities available-for-sale	25,101	23,326	32,823
(Purchase) redemptions of nonmarketable equity securities	(15)	12	401
Net (increase) decrease in loans to customers	(11,315)	15,204	13,981
Net sales (purchases) of premises, furniture and equipment	944	(244)	(279)
Net cash paid in branch sale	—	(23,933)	—
Proceeds from sales of other real estate owned	5,958	10,042	7,311
Net cash (used by) provided by investing activities	(23,271)	17,370	14,705

Cash flows from financing activities:
Net increase in demand deposits and savings	10,178	7,188	7,033
Net decrease in time deposits	(27,740)	(33,458)	(21,740)
Net increase in repurchase agreements	267	104	275
Net change in advances from Federal Home Loan Bank	7,000	—	(5,000)
Redemption of subordinated debentures	(3,454)	—	—
Redemption of junior subordinated debentures	(617)	—	—
Redemption of Series T preferred stock and CPP Warrant	(129)	—	—
Issuance of Series A preferred stock	9,053	—	—
Issuance of common stock	37,364	6	58
Stock issuance costs	(3,491)	—	—
Net cash provided by (used by) financing activities	28,431	(26,160)	(19,374)
Net increase (decrease) in cash and cash equivalents	3,292	(6,390)	446
Cash and cash equivalents, beginning of year	22,137	28,527	28,081
Cash and cash equivalents, end of year	$25,429	$22,137	$28,527

Supplemental information:
Cash paid for interest	$2,543	$3,079	$3,776
Cash paid for income taxes	$645	$16	$78

Supplemental noncash investing and financing activities:
Transfers of loans to other real estate owned	$796	$4,058	$2,183
Change in unrealized gains (losses) on securities available-for-sale	$(1,651)	$(763)	$5,428

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of HCSB Financial Corporation (the “Company”) which was incorporated on June 10, 1999 to serve as a bank holding company for its wholly owned subsidiary, Horry County State Bank (the “Bank”). The Bank was incorporated on December 18, 1987, and opened for operations on January 4, 1988. The principal business activity of the Company is to provide commercial banking services in Horry and Georgetown Counties, South Carolina, and in Columbus and Brunswick Counties, North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). HCSB Financial Trust I (the “Trust”) is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities. The trust preferred securities were redeemed in the second quarter of 2016. The operations of the Trust were not consolidated in the financial statements prior to the dissolution.

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

At December 31, 2016, 2015 and 2014, the investment in FHLB stock was $1.3 million, $1.1 million and $1.2 million, respectively. The Trust was also included in nonmarketable equities at December 31, 2015 and 2014 and totaled $186 thousand.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Loans Receivable (continued) For all classes of loans, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans may include all classes of nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the interest rate implicit in the original agreement or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is probable, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These concentrations of residential and commercial real estate loans and commercial and industrial non-real estate loans totaled $176.3 million and $33.8 million, respectively, at December 31, 2016, representing 81.97% and 15.71%, respectively, of gross loans receivable.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Allowance for Loan Losses (continued) No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed by the straight-line method. Rates of depreciation are generally based on the following estimated useful lives: buildings - 40 years; furniture and equipment - three to ten years. The cost of assets sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts, and the resulting gains or losses are reflected in the statement of operations.

Maintenance and repairs are charged to current expense as incurred, and the costs of major renewals and improvements are capitalized.

Other Real Estate Owned - Other real estate owned (“OREO”) includes real estate acquired through foreclosure. Other real estate owned is initially recorded at appraised value, less estimated costs to sell.

Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in net cost of operations of other real estate owned on the statement of operations.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Income Taxes (continued) The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At December 31, 2016, 2015 and 2014, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $50 thousand, $60 thousand and $16 thousand were included in the Company’s results of operations in other operating expenses for 2016, 2015 and 2014, respectively.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. At December 31, 2016, the only potential common share equivalents are restricted stock.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB deferred the effective date of ASU 2014-09 As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company on January 1, 2016 and had no effect on its financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recently Issued Accounting Pronouncements (continued) In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments were effective for the Company for 2016 and had no material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were effective on January 1, 2016 and had no material effect on the Company’s financial statements.

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

In February 2016, the FASB amended the Leases topic of the ASC to require all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance leases or operating leases. This distinction will be relevant for the pattern of expense recognition in the income statement. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recently Issued Accounting Pronouncements (continued) In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements.

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

In October 2016, the FASB amended the Income Taxes topic of the ASC to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Consolidation topic of the ASC to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recently Issued Accounting Pronouncements (continued) In December 2016, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts for prior years have been reclassified to conform to the current presentation. These reclassifications had no effect on the net income (loss) or shareholders’ equity (deficit) as previously reported.

Recent Developments - On February 10, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”). The Consent Order conveyed specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. On October 26, 2016, the Bank received notification that the Consent Order was terminated by the FDIC and the State Board and was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. As of December 31, 2016, we believe the Bank is in substantial compliance with the new requirements and restrictions set forth by the supervisory authorities.

On April 11, 2016, the Company completed a private placement of 359,468,443 shares of common stock at $0.10 per share and 905,316 shares of a new series of convertible perpetual preferred stock, Series A (the “Series A preferred stock”), at $10.00 per share for aggregate cash proceeds of approximately $45.0 million (the “2016 private placement”). Net proceeds from the 2016 private placement, after deducting commissions and expenses, were approximately $41.5 million, of which $38.0 million was contributed to the Bank as a capital contribution to support its operations and increase its capital ratios to meet the then higher minimum capital ratios required under the terms of the terminated Consent Order. Net proceeds from the 2016 private placement were also used to repurchase the Company’s outstanding Series T preferred stock (as defined below), trust preferred securities, and subordinated promissory notes, as described below.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recent Developments (continued) On June 30, 2016, the Company completed a public offering of 14,167,600 shares of common stock at $0.10 per share for aggregate cash proceeds of approximately $1.4 million (the “2016 follow-on offering”). The 2016 follow-on offering was conducted primarily to provide the Company’s legacy shareholders, employees and others in its community with an opportunity to invest in the Company at the same offering price of $0.10 per share that the Company offered to the investors in the 2016 private placement. The offering period ended at 5:00 p.m., Eastern Standard time, on June 30, 2016. The proceeds were used for general corporate and operational purposes.

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

On July 31, 2010, the Company completed a private placement of subordinated promissory notes that totaled $12.1 million. The notes bore interest at a rate equal to the current Prime Rate in effect, as published by the Wall Street Journal, plus 3%; provided that the interest rate would not be less than 8% per annum or more than 12% per annum. Beginning in October 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the subordinated promissory notes. Effective as of September 16, 2015, the Company, the Bank, and certain other defendants entered into a class action settlement agreement in potential settlement of the putative class action lawsuit initiated by three holders of the Company’s subordinated promissory notes, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated promissory notes, with respect to alleged wrongful conduct associated with purchases of the subordinated promissory notes, including fraud, violation of state securities statutes, and negligence. On March 2, 2016, the Court of Common Pleas for the Fifteenth Judicial District, State of South Carolina, County of Horry entered a final order of approval approving the class action settlement agreement. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the class action settlement agreement, the Company established a settlement fund of approximately $2.4 million, which represented 20% of the principal of subordinated promissory notes issued by the Company. The settlement fund was used to redeem the subordinated promissory notes held by class members. Also on April 11, 2016, the Company settled, pursuant to previously executed binding settlement agreements, with all subordinated promissory note holders who opted out of the class action settlement. These settlements, including the class action settlement, constituted the full satisfaction of the principal and interest owed on, and required the immediate dismissal of all pending litigation related to, the respective subordinated promissory notes. In each case, the Company and the Bank also obtained a full and complete release of all claims asserted or that could have been asserted with respect to the subordinated promissory notes. Refer to Note 12 to our Financial Statements for additional information on the subordinated promissory notes.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recent Developments (continued) Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the securities purchase agreement, the Company repurchased all 12,895 shares of the Series T preferred stock from the U.S. Treasury for $129 thousand and the U.S. Treasury canceled the CPP Warrant. Refer to Note 15 to our Financial Statements for additional information on the Series T preferred stock.

On December 21, 2004, the Trust issued and sold a total of 6,000 trust preferred securities, with $1,000 liquidation amount per capital security and a maturity of December 31, 2034, to institutional buyers in a pooled trust preferred issue. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186 thousand initial proceeds from the capital investment in the Trust and, accordingly, has shown the funds due to the trust as a $6.2 million junior subordinated debenture. Beginning in February 2011, the Federal Reserve Bank of Richmond prohibited the Company from paying interest due on the trust preferred securities. The Company was permitted to defer these interest payments for up to 20 consecutive quarterly periods, or until March 15, 2016, at which point all of the deferred interest, including interest accrued on such deferred interest, would become due and payable. On February 29, 2016, the Company entered into a securities purchase agreement with Alesco Preferred Funding VI LTD (“Alesco”), pursuant to which the Company agreed to repurchase the trust preferred securities for $600 thousand, plus reimbursement of attorneys’ fees and other expenses incurred by Alesco not to exceed $25 thousand. Alesco also agreed to forgive any and all unpaid interest on the trust preferred securities. On March 16, 2016, the Company received a notice of default from The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee, relating to the trust preferred securities. Immediately following the closing of the 2016 private placement on April 11, 2016, pursuant to the terms of the securities purchase agreement, the Company repurchased all of the trust preferred securities from Alesco for $600 thousand plus $17 thousand in direct legal expenses. Refer to Note 11 to our Financial Statements for additional information on the trust preferred securities.

After taking into account the discounted repurchase or redemption prices for the Series T preferred stock, the trust preferred securities and the subordinated promissory notes, each as described above, as well as the forgiveness of accrued and deferred interest, legal fees, amounts paid in settlement of litigation, income taxes, and other expenses incurred in connection with these transactions, the Company recognized a gain, net of income taxes, of approximately $13.8 million on the repurchase of the Series T preferred stock, which is included in retained deficit and an aggregate gain of $19.1 million from the extinguishment of debt which is included in noninterest income. See the respective notes referred to above for additional information.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS

Removal of Consent Order with the Federal Deposit Insurance Corporation and South Carolina Board of Financial Institutions

As noted above, on February 10, 2011, the Bank entered into the Consent Order with the FDIC and the State Board.  The Consent Order conveyed specific actions needed to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. On October 26, 2016, the Consent Order was terminated by the FDIC and the State Board and was replaced with certain regulatory requirements and restrictions, including a requirement to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the supervisory authorities, and a requirement to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. We believe that we are currently in substantial compliance with the new regulatory requirements and restrictions.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REGULATORY MATTERS AND OTHER CONSIDERATIONS - continued

Other Considerations

During the Great Recession the Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, experienced a decline in the value of the collateral securing its loan portfolio as well as a rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. In addition to increasing write-downs on OREO to expedite sales during 2016, the Bank sold $4.3 million of nonperforming loans and $270 thousand of OREO in a bulk sale. The loans and OREO had been reduced to fair value prior to the sale. Additional OREO properties totaling $5.6 million were also sold during 2016.

The Bank’s nonperforming assets at December 31, 2016 were $4.9 million compared to $22.4 million at December 31, 2015. As a percentage of total assets, nonperforming assets were 1.31% and 6.19% as of December 31, 2016, and 2015, respectively. As a percentage of total loans, nonperforming loans were 0.94% and 4.18% as of December 31, 2016, and 2015, respectively.

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although several these sources have been limited following execution of the Consent Order (which was terminated on October 26, 2016), management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2017 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

NOTE 3 – CASH AND DUE FROM BANKS

The Bank is required by regulation to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2016, 2015 and 2014, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)
December 31, 2016
Government-sponsored enterprises	$8,489	$—	$(80)	$8,409
Mortgage-backed securities	86,394	202	(2,598)	83,998
State and political subdivisions	14,905	14	(797)	14,122
Total	$109,788	$216	$(3,475)	$106,529

December 31, 2015
Government-sponsored enterprises	$36,720	$—	$(688)	$36,032
Mortgage-backed securities	53,368	54	(977)	52,445
State and political subdivisions	1,221	5	(2)	1,224
Total	$91,309	$59	$(1,667)	$89,701

December 31, 2014
Government-sponsored enterprises	$40,952	$7	$(877)	$40,082
Mortgage-backed securities	65,328	447	(427)	65,348
State and political subdivisions	1,239	10	(5)	1,244
Total	$107,519	$464	$(1,309)	$106,674

The following is a summary of maturities of securities available-for-sale as of December 31, 2016. The amortized cost is based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten		Market
December 31, 2016	One Year	Five Years	Ten Years	Years	Total	Value
Government sponsored enterprises	$—	$249	$2,000	$6,240	$8,489	$8,409
Mortgage-backed securities	—	—	19,824	66,570	86,394	83,998
State and political subdivisions	—	—	11,924	2,981	14,905	14,122
Total	$—	$249	$33,748	$75,791	$109,788	$106,529

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

December 31, 2016	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$8,161	$(79)	$249	$(1)	$8,410	$(80)
Mortgage-backed securities	56,319	(1,986)	19,069	(612)	75,388	(2,598)
State and political subdivisions	12,904	(797)	—	—	12,904	(797)
Total	$77,384	$(2,862)	$19,318	$(613)	$96,702	$(3,475)

December 31, 2015	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$31,489	$(558)	$4,543	$(130)	$36,032	$(688)
Mortgage-backed securities	28,024	(354)	17,008	(623)	45,032	(977)
State and political subdivisions	617	(2)	—	—	617	(2)
Total	$60,130	$(914)	$21,551	$(753)	$81,681	$(1,667)

December 31, 2014	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$—	$—	$38,076	$(877)	$38,076	$(877)
Mortgage-backed securities	22,024	(244)	7,458	(183)	29,482	(427)
State and political subdivisions	—	—	623	(5)	623	(5)
Total	$22,024	$(244)	$46,157	$(1,065)	$68,181	$(1,309)

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2016, the Company had one government-sponsored enterprise security and twenty mortgage-backed securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At December 31, 2016, 2015 and 2014, investment securities with a book value of $43.8 million, $36.7 million, and $42.8 million, respectively, and a market value of $42.6 million, $36.1 million and $42.2 million, respectively, were pledged to secure deposits and for other banking purposes as required or permitted by law.

Proceeds from sales of available-for-sale securities were $25.1 million, $23.3 million and $32.8 million for the years ended December 31, 2016, 2015, and 2014 respectively. Gross realized gains and losses on sales and calls of available for sale securities for the years ended were as follows:

		Years ended
(Dollars in thousands)		December 31,
	2016	2015	2014
Gross realized gains	$216	$232	269
Gross realized losses	(148)	—	(68)
Net gain	$68	$232	$201

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO

Loans consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015	2014

Residential	$71,444	$75,081	$84,568
Commercial Real Estate	104,875	101,291	113,852
Commercial	33,800	27,881	30,894
Consumer	4,993	5,114	6,229
Total gross loans	$215,112	$209,367	$235,543

Certain parties (principally certain directors and officers of the Company, their immediate families, and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than normal risk of collectability. Related party loans consisted of the following:

	For the Year ended December 31,
(Dollars in thousands)	2016	2015	2014

Beginning balance	$3,222	$3,857	$3,088
Relationship changes	(794)	—	—
New loans and advances	4,562	397	1,785
Repayments	(523)	(1,032)	(1,016)
Ending balance	$6,467	$3,222	$3,857

In an effort to reduce nonperforming assets and problem loans that continued to be a strain on the Company’s resources and capital, the Company sold $4.3 million of nonperforming and problem loans and $854 thousand in other real estate owned, resulting in $2.9 million in charge-offs and $854 thousand of losses on the sale of properties. This bulk sale was an effort to reduce overall risk within the Bank.

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

During 2016, we introduced certain enhancements to our allowance for loan loss model and methodology that, in management’s opinion, provide a better estimate and an allowance for loan loss which better reflects the inherent loss in the loan portfolio. The most significant enhancement was the implementation of a new third party software for the calculation of the allowance for loan losses. While this change did not result in an overall change in methodology, it did allow management to further analyze the portfolio. Additionally, as we regularly review the look back period being used for the calculation of historical losses, we determined that the historic look back period for all loan types should be increased to twelve quarters. During 2012, the Bank changed the historic look back period from twelve quarters to six quarters as management believed this reduced look back period more accurately reflected the loss history of the loan portfolio during those stressed economic conditions. As economic conditions have improved and the overall risk profile of the loan portfolio has changed, it was determined that the historic look back period should be increased back to twelve quarters to present an estimated risk and loss consistent with expectations. This change in the look back period resulted in an increase in reserves of approximately $570,000.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

The following tables detail the activity within our allowance for loan losses as of and for the years ended December 31, 2016, 2015 and 2014, by portfolio segment:

December 31, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$952	$2,543	$80	$1,026	$4,601
Charge-offs	(1,132)	(4,595)	(72)	(809)	(6,608)
Recoveries	1,382	202	79	171	1,834
Provision	(802)	4,141	16	568	3,923
Ending balance	$400	$2,291	$103	$956	$3,750

Ending balances:
Individually evaluated for impairment	$25	$291	$7	$320	$643
Collectively evaluated for impairment	$375	$2,000	$96	$636	$3,107

Loans receivable:

Ending balance, total	$33,800	$104,875	$4,993	$71,444	$215,112

Ending balances:
Individually evaluated for impairment	$1,667	$12,616	$84	$7,254	$21,621
Collectively evaluated for impairment	$32,133	$92,259	$4,909	$64,190	$193,491

December 31, 2015
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$597	$3,591	$185	$1,414	$5,787
Charge-offs	(539)	(1,212)	(81)	(501)	(2,333)
Recoveries	200	727	37	183	1,147
Provision	694	(563)	(61)	(70)	—
Ending balance	$952	$2,543	$80	$1,026	$4,601

Ending balances:
Individually evaluated for impairment	$137	$396	$10	$560	$1,103
Collectively evaluated for impairment	$815	$2,147	$70	$466	$3,498

Loans receivable:

Ending balance, total	$27,881	$101,291	$5,114	$75,081	$209,367

Ending balances:
Individually evaluated for impairment	$2,727	$21,582	$134	$9,418	$33,861
Collectively evaluated for impairment	$25,154	$79,709	$4,980	$65,663	$175,506

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2016, 2015 and 2014.

December 31, 2016
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$82	$—	$16	$98	$33,702	$33,800	$32
Commercial real estate:
Construction	96	—	—	96	22,885	22,981	21
Other	782	—	1,219	2,001	79,893	81,894	1,413
Real Estate:
Residential	86	133	411	630	70,814	71,444	559
Consumer:
Other	34	17	—	51	4,403	4,454	—
Revolving credit	2	—	—	2	537	539	—
Total	$1,082	$150	$1,646	$2,878	$212,234	$215,112	$2,025

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

There were no loans outstanding 90 days or more and still accruing interest at December 31, 2016 or 2015. At December 31, 2014, one residential real estate loan in the amount of $170 thousand was past due more than 90 days and still accruing interest.

The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31:

December 31, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,781	$—	$383	$—	$2,164
Grade 2 – Modest	934	122	112	573	1,741
Grade 3 – Average	2,226	13,877	84	6,588	22,775
Grade 4 – Satisfactory	19,973	58,149	3,971	45,208	127,301
Grade 5 – Watch	7,125	21,807	234	11,531	40,697
Grade 6 – Special Mention	1,484	900	140	1,517	4,041
Grade 7 – Substandard	277	10,020	69	6,027	16,393
Grade 8 – Doubtful	—	—	—	—	—
Grade 9 – Loss	—	—	—	—	—
Total loans receivable	$33,800	$104,875	$4,993	$71,444	$215,112

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

Loans graded one through four are considered “pass” credits. As of December 31, 2016, $154.0 million, or 71.6% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2016, loans with a credit grade of “watch” and “special mention” totaled $44.7 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard”, “doubtful”, and “loss” are considered classified credits. At December 31, 2016, classified loans totaled $16.4 million, with $16.0 million being collateralized by real estate. This amount included $10.1 million in TDRs, of which $8.9 million were considered to be performing at December 31, 2016. Classified credits are evaluated for impairment on a quarterly basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures; however, it is policy to individually evaluate for impairment all loans with a credit grade of “special mention”, “substandard”, “doubtful”, and “loss.” Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At December 31, 2016, the recorded investment in impaired loans was $21.6 million, compared to $33.9 million and $41.4 million at December 31, 2015 and 2014, respectively. This reduction in impaired loans was due to the sale of nonperforming loans as well as the upgrade of loans due to improved financial condition.

The following chart details our impaired loans, which includes TDRs totaling $19.7 million, $29.1 million and $33.2 million, by category as of December 31, 2016, 2015 and 2014, respectively:

December 31, 2016
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$720	$720	$—	$732	$43
Commercial real estate	9,194	12,597	—	9,332	574
Residential	4,365	4,553	—	4,390	248
Consumer	33	33	—	34	3
Total:	14,312	17,903	—	14,488	868

With an allowance recorded:

Commercial	947	947	25	956	37
Commercial real estate	3,422	3,422	291	3,433	178
Residential	2,889	2,889	320	2,895	120
Consumer	51	51	7	52	2
Total:	7,309	7,309	643	7,336	337

Total:
Commercial	1,667	1,667	25	1,688	80
Commercial real estate	12,616	16,019	291	12,765	752
Residential	7,254	7,442	320	7,285	368
Consumer	84	84	7	86	5
Total:	$21,621	$25,212	$643	$21,824	$1,205

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

December 31, 2015
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,070	$1,339	$—	$1,319	$72
Commercial real estate	17,180	22,037	—	18,989	722
Residential	4,016	4,338	—	4,936	137
Consumer	68	68	—	84	7
Total:	22,334	27,782	—	25,328	938

With an allowance recorded:

Commercial	1,657	1,657	137	1,729	79
Commercial real estate	4,402	4,402	396	4,461	207
Residential	5,402	5,443	560	5,445	215
Consumer	66	66	10	66	3
Total:	11,527	11,568	1,103	11,701	504

Total:
Commercial	2,727	2,996	137	3,048	151
Commercial real estate	21,582	26,439	396	23,450	929
Residential	9,418	9,781	560	10,381	352
Consumer	134	134	10	150	10
Total:	$33,861	$39,350	$1,103	$37,029	$1,442

December 31, 2014
(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,852	$2,678	$—	$2,649	$79
Commercial real estate	19,156	24,441	—	22,377	1,083
Residential	5,950	6,528	—	6,249	268
Consumer	32	32	—	34	3
Total:	26,990	33,679	—	31,309	1,433

With an allowance recorded:

Commercial	1,792	1,792	151	1,892	81
Commercial real estate	5,990	6,194	1,008	6,143	282
Residential	6,468	6,468	737	6,506	271
Consumer	143	143	11	150	8
Total:	14,393	14,597	1,907	14,691	642

Total:
Commercial	3,644	4,470	151	4,541	160
Commercial real estate	25,146	30,635	1,008	28,520	1,365
Residential	12,418	12,996	737	12,755	539
Consumer	175	175	11	184	11
Total:	$41,383	$48,276	$1,907	$46,000	$2,075

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

With respect to restructured loans, we typically grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. We do not generally grant concessions through forgiveness of principal or accrued interest. Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement. These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.

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

The following is a summary of information pertaining to our TDRs:

	December 31,
(Dollars in thousands)	2016	2015	2014

Nonperforming TDRs	$1,269	$5,449	$5,013
Performing TDRs:
Commercial	1,635	2,565	2,942
Commercial real estate	10,554	13,883	17,499
Residential	6,133	7,059	7,537
Consumer	84	106	175
Total performing TDRs	18,406	23,613	28,153
Total TDRs	$19,675	$29,062	$33,166

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

The following table summarizes how loans that were considered TDRs were modified during the years indicated:

For the Year Ended December 31, 2016
(Dollars in thousands)
	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	4	$475	$312	—	$—	$—
Residential	9	1,257	1,201	—	—	—
Commercial	8	380	380	1	30	30
Consumer	—	—	—	—	—	—
Total	21	$2,112	$1,893	1	$30	$30

For the Year Ended December 31, 2015
(Dollars in thousands)
	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	6	$475	$475	—	$—	$—
Residential	8	755	714	2	412	372
Commercial	3	272	191	—	—	—
Consumer	3	13	13	—	—	—
Total	20	$1,515	$1,393	2	$412	$372

For the Year Ended December 31, 2014
(Dollars in thousands)
	TDRs identified during the current year			TDRs that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	25	$6,016	$5,837	1	$36	$36
Residential	19	3,171	2,992	3	518	518
Commercial	5	455	455	—	—	—
Consumer	2	31	31	—	—	—
Total	51	$9,673	$9,315	4	$554	$554

(1) Loans past due 90 days or more are considered to be in default.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PORTFOLIO - continued

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2016	2015	2014
Commitments to extend credit	$33,155	$21,318	$27,017
Standby letters of credit	444	257	247

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015	2014
Land	$4,100	$4,464	$7,099
Buildings and land improvements	13,180	14,301	16,082
Furniture and equipment	7,441	7,557	7,874
Leasehold improvements	40	40	65
	24,761	26,362	31,120
Less accumulated depreciation	(10,447)	(10,445)	(10,828)
Premises, furniture and equipment, net	$14,314	$15,917	$20,292

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $659 thousand, $742 thousand, and $789 thousand, respectively.

NOTE 7 – OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Balance, beginning of year	$13,624	$19,501	$24,972
Additions	796	4,058	2,183
Sales	(5,868)	(9,709)	(7,337)
Write-downs	(5,665)	(226)	(317)
Balance, end of period	$2,887	$13,624	$19,501

Increased write-downs were taken during 2016 in an effort to expedite sales to reduce nonperforming assets.

NOTE 8 – OTHER ASSETS

Other assets consisted of the following at December 31:

(Dollars in thousands)	2016	2015	2014
Prepaid expenses and insurance	$478	$406	$736
Unamortized software	45	55	52
Proceeds due from life insurance	—	—	1,208
Other	599	423	384
Total	$1,122	$884	$2,380

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEPOSITS

At December 31, 2016, the scheduled maturities of time deposits were as follows (in thousands):

Maturing in:	Amount
Less than one year	$102,895
One to three years	38,456
Three to ten years	4,880
Beyond ten years	—
$146,231

Time deposits in excess of the FDIC insurance limit of $250 thousand were $5.0 million, $3.7 million, $6.8 million as of December 31, 2016, 2015, and 2014, respectively.

Overdrawn transaction accounts in the amount of $23 thousand, $24 thousand and $17 thousand were classified as loans as of December 31, 2016, 2015 and 2014, respectively.

Brokered deposits were $5.2 million and $14.1 million as of December 31, 2016, and 2014, respectively. The Bank did not have any brokered deposits at December 31, 2015.

Related party deposits by directors including their affiliates and executive officers totaled approximately $373 thousand, $552 thousand and $1.4 million at December 31, 2016, 2015 and 2014, respectively.

NOTE 10 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2016:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.600%	9/4/18
	Fixed Rate	7,000	1.048%	10/29/18
	Fixed Rate	5,000	3.858%	8/20/19
	Fixed Rate	5,000	2.505%	11/18/20
	Fixed Rate	5,000	2.740%	11/18/20
		$24,000

As of December 31, 2016, we had advances totaling $24.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At December 31, 2016, the Company had pledged as collateral for FHLB advances approximately $2.8 million of one-to-four family first mortgage loans, $901 thousand of commercial real estate loans, $3.8 million in home equity lines of credit, and $18.2 million of agency and private issue mortgage-backed securities. The Company has an investment in Federal Home Loan Bank stock of $1.3 million. The Company has $52.3 million in excess borrowing capacity with the Federal Home Loan Bank that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of December 31, 2016, scheduled principal reductions include $9.0 million in 2018, $5.0 million in 2019, and $10.0 million in 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBORDINATED DEBENTURES

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

NOTE 13 – LEASE COMMITMENTS

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

Future minimum lease payments are expected to be approximately $12,564 per year for the next year.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2016, the Company has received subpoenas from the office of SIGTARP. The Company has fully responded to all of the subpoenas and provided testimony. The Company and the Bank believe that the investigation will not have a material adverse effect on the financial condition or operation of the Company. Management was not aware of any other pending or threatened litigation or unassisted claims that could result in losses, if any, that would be material to the financial statements. The details of the matter above is included in “Legal Proceedings” under Part I, Item 3 of the Annual Report on Form 10-K.

NOTE 15 – SHAREHOLDERS’ EQUITY

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

NOTE 15 – SHAREHOLDERS’ EQUITY - continued

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

On April 12, 2016, the Company repurchased all 12,895 shares of the outstanding Series T preferred stock from the U.S. Treasury for $129 thousand. The U.S. Treasury also canceled the CPP Warrant. The redemption gain realized on this settlement was approximately $13.8 million and was recorded in retained deficit.

Series A – As previously disclosed, on April 1, 2016, the Company designated 905,316 shares of the Company’s authorized but unissued preferred stock as shares of the Company’s Series A preferred stock. As discussed in Note 1, the Company issued 905,316 shares of its Series A stock at $10.00 per share in the 2016 private placement.

Non-Voting Common Stock - On August 23, 2016, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to authorize a class of 150,000,000 shares of non-voting common stock. Also on August 23, 2016, the Company converted 905,316 shares of issued and outstanding Series A preferred stock into 90,531,557 shares of non-voting common stock. The 905,316 shares of Series A preferred stock converted into 90,531,557 shares of non-voting common stock represented all of the issued and outstanding shares of Series A preferred stock on such date and, as a result, all shares of the Series A preferred stock are no longer outstanding and resumed the status of authorized and unissued shares of the Company’s preferred stock.

Restrictions on Dividends - Under the terms of the Written Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. In addition, regulatory restrictions remain following the termination of the Consent Order that prohibit the Bank from paying dividends without the prior approval of the FDIC and State Board.

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

Regulatory capital rules released in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019.

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

The new capital conservation buffer began its phase-in period on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019, as discussed above. The Bank had sufficient capital to meet the new conservation buffer requirements at December 31, 2016.

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

At December 31, 2016, the Company and Bank exceeded minimum regulatory capital requirements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2016
The Company
Total Capital (to Risk-Weighted Assets)	$41,697	16.80%	$19,861	8.00%		N/A	N/A
Common Equity Tier I Capital (to Risk-Weighted Assets)	$35,586	15.54%	$9,930	4.50%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$38,586	15.54%	$9,930	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$38,586	10.15%	$15,200	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$40,833	16.44%	$19,865	8.00%		$24,832	10.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$37,721	15.19%	$14,899	4.50%		(1)	(1)
Tier I Capital (to Risk-Weighted Assets)	$37,721	15.19%	$14,899	6.00%		(1)	(1)
Tier I Capital (to Average Assets)	$37,721	9.95%	$15,162	4.00%		$30,324	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$37,721	15.19%	$11,174	4.50%	$	N/A	N/A

December 31, 2015
The Company
Total Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%	$20,537	8.00%		N/A	N/A
Common Equity Tier I Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%	$10,269	4.50%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,642)	(4.15)%	$10,269	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$(10,642)	(2.87)%	$14,831	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$15,402	5.92%	$20,802	8.00%		$26,002	10.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$12,135	4.67%	$15,601	4.50%		(1)	(1)
Tier I Capital (to Risk-Weighted Assets)	$12,135	4.67%	$15,601	6.00%		(1)	(1)
Tier I Capital (to Average Assets)	$12,135	3.28%	$14,819	4.00%		$29,639	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$12,135	4.67%	$11,701	4.50%	$	N/A	N/A

December 31, 2014
The Company
Total Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%	$23,031	8.00%		N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$(10,402)	(3.61)%	$11,516	4.00%		N/A	N/A
Tier I Capital (to Average Assets)	$(10,402)	(2.36)%	$17,614	4.00%		N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets)	$14,533	5.05%	$23,008	8.00%		$28,760	10.00%
Tier I Capital (to Risk-Weighted Assets)	$10,911	3.79%	$11,504	4.00%		(1)	(1)
Tier I Capital (to Average Assets)	$10,911	2.53%	$17,255	4.00%		$34,510	8.00%

(1) Minimum capital amounts and ratios presented are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC. On February 10, 2011, the Bank became subject to a regulatory Consent Order with the FDIC and the State Board. Minimum capital amounts and ratios presented for the Bank as of December 31, 2015, and 2014, are the minimum levels set forth in the Consent Order. No minimum Tier 1 capital to risk-weighted assets ratio was specified in the Consent Order. Although the Bank was not subject to the Consent Order at December 31, 2016, the Bank must continue to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RETIREMENT AND BENEFITS

Trustee Retirement Savings Plan - The Bank has a trustee retirement savings plan which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Under the plan and present policies, participants are permitted to contribute up to 15% of their annual compensation. At its discretion, the Bank can make matching contributions up to 2% of the participants’ compensation. In an effort to reduce expenses, the Bank made no contributions to employee 401(k) plans in 2015 or 2014. The Bank made a $68 thousand contribution for 2016.

Directors Deferred Compensation Plan - The Company had a deferred compensation plan whereby directors may elect to defer the payment of their fees. Under the terms of the plan, the Company accrues an expense equal to the amount deferred plus an interest component based on the prime rate of interest at the beginning of each year. The Company has also purchased life insurance contracts on each of the participating directors. The Company ceased paying directors fees to control expenses and all active directors have relinquished the right to their deferred directors’ fees. At December 31, 2016, 2015 and 2014, $12 thousand, $25 thousand and $37 thousand, respectively, of deferred directors’ fees relating to retired directors were included in other liabilities.

NOTE 18 – INCOME (LOSS) PER SHARE

(Dollars in thousands, except share and per share amounts)	Years ended December 31,
	2016	2015	2014

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$20,024	$(1,758)	$(1,403)

Weighted average common shares outstanding - basic	301,460,946	3,823,244	3,770,355

Basic income (loss) per common share	$0.07	$(0.46)	$(0.37)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$20,204	$(1,758)	$(1,403)

Weighted average common shares outstanding - basic	301,460,946	3,823,244	3,770,355

Incremental shares	5,791,304	—	—

Average common shares outstanding - diluted	307,252,250	3,823,244	3,770,355

Diluted income (loss) per common share	$0.07	$(0.46)	$(0.37)

For the years ended December 31, 2015 and 2014, there were 91,714 common stock equivalents outstanding associated with the CPP Warrant. These common stock equivalents were not included in the diluted loss per share computation because their effect would have been anti-dilutive.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK COMPENSATION PLANS

Omnibus Stock Ownership and Long Term Incentive Plan - In 2004, upon shareholder approval, the Company adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of options and awards of restricted stock to certain of our employees for up to 400,000 shares of the Company’s common stock from time to time during the term of the 2004 Plan, subject to adjustments upon change in capitalization. The 2004 Plan is administered by the Compensation Committee of the Board of Directors of the Company.

There were no stock options outstanding as of December 31, 2016, 2015 or 2014 under the 2004 Plan.

Restricted stock awards included in the 2004 Plan vest after the first three consecutive periods during which the Bank’s return on average assets (“ROAA”) averages 1.15%. There were no awards outstanding as of December 31, 2016, 2015 or 2014 under the 2004 Plan.

2016 Equity Incentive Plan - On July 28, 2016, the shareholders of the Company approved the HCSB Financial Corporation 2016 Equity Incentive Plan (the “2016 Plan”) that provides for the grant of stock options, restricted stock awards, restricted stock unit awards and other equity awards to the Company’s officers, employees, directors, advisors and consultants. A total of 30,000,000 shares of voting common stock have been reserved for the issuance of awards under the 2016 Plan, all of which may be issued as stock options (including incentive stock options), restricted stock or restricted stock units, subject to the anti-dilution provisions of the 2016 Plan. The Board of Directors has appointed the Compensation Committee as the administrator of the 2016 Plan.

Stock Options - The 2016 Plan requires that stock options can only be issued at or above the fair market value per share on the date of grant. Stock options granted to participants under the 2016 Plan may be either incentive stock options or Nonqualified Options. Stock options entitle the recipient to purchase shares of common stock at the exercise price specified in the award agreement. The administrator at its discretion determines the number of option shares, the term of the option, the exercise price (subject to the minimum price described above), the vesting schedule and performance conditions (if any), and any other terms and conditions. In the case of 10% shareholders who receive incentive stock options, the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. An exception to each of these requirements may be made for options that the Company may grant in substitution for options held by employees of companies that the Company acquires. In such a case, the exercise price is adjusted to preserve the economic value of the employee’s stock option from his or her former employer.

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

There were no stock options outstanding under the 2016 Plan.

Restricted Stock - Restricted stock consists of shares of common stock which are granted to the participant, subject to certain restrictions against disposition and certain obligations to forfeit such shares to the Company under certain circumstances. The restrictions, which may be different for each award, will be determined by the Compensation Committee in its sole discretion. Restricted stock awarded under the 2016 Plan will be represented by a book entry registered in the name of the participant. Unless otherwise provided in an agreement, the participant will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights, except that the participant may not sell, transfer, pledge or otherwise dispose of the restricted stock until the restrictions have expired. A breach of the terms and conditions established by the Compensation Committee pursuant to an award will cause a forfeiture of the award. The Compensation Committee expects that participants generally will not be required to make any payment for common stock received pursuant to an award, except to the extent otherwise determined by the Compensation Committee or required by law.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK COMPENSATION PLANS - continued

On August 18, 2016, the Compensation Committee awarded 27,750,000 shares of restricted stock. Subject to earlier forfeiture or accelerated vesting under circumstances described in the applicable Restricted Stock Award Agreements, the restricted shares vest ratably over a five-year period, subject to the Company’s achievement of certain performance-based and time-based vesting conditions prior to the applicable vesting date. The performance-based conditions are (i) the removal of the Consent Order (which was terminated on October 26, 2016), and (ii) the reporting of two consecutive quarters of consolidated net income.

As of December 31, 2016, unrecognized compensation expense related to unvested restricted stock was $2.6 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 4.7 years.

The following summarizes non-vested restricted stock activity for the period:

Grant Date
Fair Value
		Weighted	of Restricted
		Average	Stock that
	Number	Grant Date	Vested During
	of Shares	Fair Value	the Year

Balance, January 1, 2016	—	$—
Granted	27,750,000	0.10
Vested	—	—	$—
Balance, December 31, 2016	27,750,000	$0.10

The fair value of the restricted stock awards is amortized to compensation expense over their respective vesting periods and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Total shares of restricted stock granted under the 2016 Plan is 27,750,000.

Restricted Stock Units - Restricted stock units are similar to restricted stock awards in that the value of a restricted stock unit is denominated in shares of stock. However, unlike a restricted stock award, restricted stock units are a mere promise by the Company to grant stock at a specified point in the future, and no shares of stock are transferred to the participant until certain requirements or conditions associated with the award are satisfied.

No restricted stock units were outstanding under the 2016 Plan.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – OTHER EXPENSES

Other expenses are summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Stationery, printing, and postage	$285	$297	$287
Dues and subscriptions	98	69	59
Telephone	174	186	202
Director and officer insurance	180	196	212
Appraisal fee expense	89	84	123
Accountant fees	288	267	277
Legal fees	936	853	697
Marketing	50	60	16
Consulting fees	574	330	184
Impairment of assets held for sale	248	—	—
BOLI mortality costs	116	112	107
Other	1,033	633	751
Total	$4,071	$3,087	$2,915

NOTE 21 – INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Currently payable:
Federal	$147	$—	$—
State	463	27	78
Total current	610	27	78
Deferred income taxes	—	—	—
Income tax expense	$610	$27	$78

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES - continued

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2016	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,275	$1,564	$1,968
Net unrealized losses on securities available-for-sale	1,206	595	313
Net capitalized loan costs	76	24	23
Net operating loss	17,443	20,253	19,572
Deferred compensation	4	8	13
Nonaccruing interest	12	332	232
Tax credits	393	241	259
Other real estate owned	1,058	265	655
Loss on equity securities	—	1	1
Restricted stock	63	—	—
Other	20	12	8
Total deferred tax assets	21,550	23,295	23,044
Valuation Allowance	(20,852)	(22,474)	(21,971)
Total net deferred tax assets	698	821	1,073

Deferred tax liabilities:
Accumulated depreciation	(667)	(817)	(965)
Gain on sale of real estate	—	—	—
Prepaid expenses	(31)	(4)	(108)
Total deferred tax liabilities	(698)	(821)	(1,073)
Net deferred tax asset	$—	$—	$—

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed up to a two-year carryback and a twenty-year carryforward of these timing items. A valuation allowance is established if it is more likely than not that the tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to the net realizable value. As of December 31, 2016, 2015 and 2014, management had established a full valuation allowance of $20.9 million, $22.5 million and $22.0 million, respectively, to reflect the portion of the deferred income tax asset that was not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences. When the Company generates future taxable income, it will be able to reevaluate the amount of the valuation allowance.

In the second quarter of 2016, it was determined that a full valuation allowance was no longer needed on deferred tax assets related to unrealized losses on available for sale securities and as a result there was no allowance was recorded on approximately $59,000 of deferred tax assets related to those losses. On December 31, 2016 however, net unrealized losses increased significantly due to an increase in rates at year end and upon review of the deferred tax asset it was determined that a valuation allowance on net unrealized losses on available for sale of securities of $1.2 million was warranted.

The Company has federal net operating loss carryforwards of $51.3 million for income tax purposes as of December 31, 2016. These net operating losses will begin to expire in the year 2030. HCSB Financial Corporation had no South Carolina net operating loss carryforwards as of December 31, 2016.

The Company has analyzed the tax position taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2013 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rates of 34% to income before income taxes follows:

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Tax benefit at statutory rate	$2,331	$(74)	$(73)
State income tax, net of federal income tax benefit	617	18	52
Tax-exempt interest income	—	—	(5)
Bank owned life insurance	(110)	(108)	(113)
Life insurance proceeds	—	—	(315)
Valuation allowance	(2,233)	220	542
Other	5	(29)	(10)

Income tax expense	$610	$27	$78

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – UNUSED LINES OF CREDIT

The Bank has an unsecured line of credit with a correspondent bank available for overnight borrowing totaling $9.0 million and may also utilize its unpledged securities, if liquidity needs should arise. At December 31, 2016, investment securities with a book value of $66.0 million and a market value of $64.0 million were not pledged. Under this agreement, the Bank is required to maintain an average balance of $300,000 on deposit at the correspondent bank.

NOTE 23 – FAIR VALUE

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

NOTE 23 – FAIR VALUE - continued

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

December 31, 2016			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$25,429	$25,429	$25,429	$—	$—
Securities available-for-sale	106,529	106,529	—	106,529	—
Nonmarketable equity securities	1,345	1,345	—	—	1,345
Loans, net	211,362	211,278	—	—	211,278

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	167,038	167,038	167,038	—	—
Certificates of deposit	146,231	145,779	—	145,779	—
Repurchase agreements	1,983	1,983	—	1,983	—
Advances from the Federal Home Loan Bank	24,000	24,307	—	24,307	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$33,155	n/a
Standby letters of credit	444	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – FAIR VALUE - continued

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

NOTE 23 – FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – FAIR VALUE - continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets:
Government sponsored enterprises	$8,409	$—	$8,409	$—
Mortgage-backed securities	83,998	—	83,998	—
Obligations of state and local governments	14,122	—	14,122	—
Total	$106,529	$—	$106,529	$—

December 31, 2015
Assets:
Government sponsored enterprises	$36,032	$—	$36,032	$—
Mortgage-backed securities	52,445	—	52,445	—
Obligations of state and local governments	1,224	—	1,224	—
Total	$89,701	$—	$89,701	$—

December 31, 2014
Assets:
Government sponsored enterprises	$40,082	$—	$40,082	$—
Mortgage-backed securities	65,348	—	65,348	—
Obligations of state and local governments	1,244	—	1,244	—
Total	$106,674	$—	$106,674	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – FAIR VALUE - continued

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

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets:
Impaired loans, net of valuation allowance	$20,978	$—	$—	$20,978
Other real estate owned	2,887	—	—	2,887
Total	$23,865	$—	$—	$23,865

December 31, 2015
Assets:
Impaired loans, net of valuation allowance	$32,758	$—	$—	$32,758
Other real estate owned	13,624	—	—	13,624
Total	$46,382	$—	$—	$46,382

December 31, 2014
Assets:
Impaired loans, net of valuation allowance	$39,476	$—	$—	$39,476
Other real estate owned	19,501	—	—	19,501
Total	$58,977	$—	$—	$58,977

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – FAIR VALUE - continued

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)	December 31,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$1,642	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-23.50%
		Flows	Independent quotes	(4.00%	)

Commercial real estate	12,325	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(6.72%	)

Residential	6,934	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.05%	)

Consumer	77	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(1.25%	)

Other real estate owned	2,887	Appraised Value/	Appraisals and/or sales
		Discounted Cash	of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%	)

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

NOTE 23 – FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for HCSB Financial Corporation (Parent Company Only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015	2014
Assets
Cash	$806	$5	$26
Investment in banking subsidiary	34,461	10,527	10,066
Investment in trust	—	186	186
Other assets	70	1	—
Total assets	$35,337	$10,719	$10,278

Liabilities and shareholders’ equity
Accrued interest payable-subordinated debentures	$—	$4,925	$3,685
Accrued interest payable-junior subordinated debentures	—	901	714
Subordinated debentures	—	11,021	11,011
Junior subordinated debentures	—	6,117	6,113
Other liabilities	10	5	2
Total liabilities	10	22,969	21,525

Shareholders’ equity (deficit)	35,327	(12,250)	(11,247)
Total liabilities and shareholder’s equity (deficit)	$35,337	$10,719	$10,278

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Income
Gain from early extinguishment of debt	$19,115	$—	$—
Interest income on deposits in bank	4	—	—
	19,119	—	—

Expenses
Interest expense on subordinated debentures	322	1,240	1,132
Interest expense on junior subordinated debentures	—	186	178
Other expenses	113	44	104
	435	1,470	1,414
Gain (loss) before income taxes, and equity in undistributed gains of banking subsidiary	18,684	(1,470)	(1,414)

Income tax expense	4,536	—	—

Equity in undistributed gains (losses) of banking subsidiary	(7,902)	1,224	1,123
Net income (loss)	6,246	(246)	(291)
Preferred dividends and accretion of preferred stock	—	(1,512)	(1,112)
Gain on redemption of preferred shares	13,778	—	—
Net income (loss) available to common shareholders	$20,204	$(1,758)	$(1,403)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – HCSB FINANCIAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$6,246	$(246)	$(291)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from early extinguishment of debt	(19,115)	—	—
Stock compensation expense	185	—	—
Amortization of debt issuance costs	2	—	—
Equity in undistributed gains (losses) of banking subsidiary	7,902	(1,224)	(1,123)
(Increase) decrease in other assets	(69)	12	13
Increase in accrued interest payable and other liabilities	411	1,431	1,310
Net cash used by operating activities	(4,438)	(27)	(91)

Cash flows from investing activities:
Net investment in bank subsidiary	(33,487)	—	—
Net cash used by investing activities	(33,487)	—	—

Cash flows from financing activities:
Redemption of subordinated debentures	(3,454)	—	—
Redemption of junior subordinated debentures	(617)	—	—
Redemption of Series T preferred stock and CPP Warrant	(129)	—	—
Issuance of Series A preferred stock	9,053	—	—
Issuance of common stock	37,364	6	58
Stock issuance costs	(3,491)	—	—
Net cash provided by financing activities	38,726	6	58

Net change in cash	801	(21)	(33)
Cash and cash equivalents, beginning of year	5	26	59
Cash and cash equivalents, end of year	$806	$5	$26

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents condensed unaudited information relating to quarterly periods in 2016.

	2016
	Fourth	Third	Second	First
(Dollars in thousands)
Interest income	$3,153	$3,172	$3,054	$2,989
Interest expense	649	668	609	1,046
Net interest income	2,504	2,504	2,445	1,943
Provision for loan losses	(1,061)	—	3,560	1,424
Net interest income after provision for loan losses	3,565	2,504	(1,115)	519
Noninterest income	411	334	19,453	416
Noninterest expense	2,886	4,622	7,505	4,218
Net income (loss) before income taxes	1,090	(1,784)	10,833	(3,283)
Income tax expense	(310)	—	920	—
Net income (loss)	1,400	(1,784)	9,913	(3,283)
Preferred dividends and accretion of preferred stock	—	—	—	398
Gain on extinguishment of preferred shares	—	—	13,778	—
Net income (loss) available to common shareholders	$1,400	$(1,784)	$23,691	$(3,681)
Net income (loss) per common share, basic	$0.00	$(0.00)	$0.07	$(0.96)
Net income (loss) per common share, diluted	$0.00	$(0.00)	$0.07	$(0.96)

NOTE 26 – SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2017 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2017 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2017 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2017 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2017 Annual Meeting of the Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

Audited Financial Statements as of and for the years ended December 31, 2016, 2015 and 2014:
		•	Report of Independent Registered Public Accounting Firm
		•	Consolidated Balance Sheets as of December 31, 2016, 2015 and 2014
		•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
		•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
		•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
		•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
		•	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

	3.	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCSB FINANCIAL CORPORATION

Date: March 3, 2017	By:	/s/ Jan H. Hollar
Jan H. Hollar
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jan H. Hollar as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Michael S. Addy	Date: March 3, 2017
Michael S. Addy, Chairman of the Board

By:	/s/ D. Singleton Bailey	Date: March 3, 2017
D. Singleton Bailey, Director

By:	/s/ Clay D. Brittain, III	Date: March 3, 2017
Clay D. Brittain, III, Director

By:	/s/ Gerald R. Francis	Date: March 3, 2017
Gerald R. Francis, Director

By:	/s/ Jennifer W. Harris	Date: March 3, 2017
Jennifer W. Harris, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Jan H. Hollar	Date: March 3, 2017
Jan H. Hollar, Director, Chief Executive Officer (Principal Executive Officer)

By:	/s/ James C. Nesbitt	Date: March 3, 2017
James C. Nesbitt, Director

By:	/s/ John T. Pietrzak	Date: March 3, 2017
John T. Pietrzak, Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999).
3.2	Articles of Amendment to increase Authorized Common Shares, filed on May 31, 2012 (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K filed on March 30, 2016).
3.3	Articles of Amendment to Authorize Preferred Shares, filed March 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 6, 2009).
3.4	Articles of Amendment to Authorize the Non-Voting Common Stock, effective August 23, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 24, 2016).
3.5	Amended and Restated Bylaws of HCSB Financial Corporation dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 7, 2016).
4.2	Form of Non-Voting Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on November 7, 2016).
10.1	Form of Director Deferred Compensation Agreement adopted in 1997 by and between the Board of Directors and Horry County State Bank (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006).*
10.2	Written Agreement, effective May 9, 2011, with the Federal Reserve Bank of Richmond (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 12, 2011).
10.3	Purchase and Assumption Agreement, dated as of March 24, 2015, between the Bank and Sandhills Bank (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 30, 2015).
10.4	Class Action Settlement Agreement, effective September 16, 2015, between the Company, the Bank, James R. Clarkson, Glenn Raymond Bullard, Ron Lee Paige, Sr., and Edward Lewis Loehr, Jr., on the one hand, and Jan W. Snyder, Acey H. Livingston, and Mark Josephs, on behalf of themselves and as representatives of a class of similarly situated purchasers of the Company’s subordinated debt notes (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 22, 2015).
10.5	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2016).
10.6	Securities Purchase Agreement, dated as of February 29, 2016, between the Company and Alesco Preferred Funding VI LTD (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 3, 2016).
10.7	Employment Agreement, dated as of February 29, 2016, between the Company, the Bank, and Jan H. Hollar (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 3, 2016).
10.8	Consulting and Noncompete Agreement, dated as of February 29, 2016, between the Company, the Bank, and James R. Clarkson (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 3, 2016).
10.9	Form of Stock Purchase Agreement, dated as of March 2, 2016, between the Company and Investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on March 9, 2016).
10.10	Form of Registration Rights Agreement, dated as of March 2, 2016, between the Company and Investors (attached as Exhibit A to the Form of Stock Purchase Agreement, dated as of March 2, 201, which is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on March 9, 2016).
10.11	Noncompete Agreement between the Company, the Bank, and Jan H. Hollar, dated May 26, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 1, 2016).*
10.12	Employment Agreement between the Bank and W. Jack McElveen, Jr., dated June 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 22, 2016).*

10.13	Employment Agreement between the Company, the Bank and Jennifer W. Harris, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2016).*
10.14	Form of Restricted Stock Award Agreement for Awards to Jan H. Hollar, J. Rick Patterson, William J. McElveen, Jr., and Jennifer W. Harris (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 19, 2016).*
10.15	HCSB Financial Corporation 2016 Equity Incentive Plan (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A filed on June 20, 2016).*
21	Subsidiaries of Registrant.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained on signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.