Form 10-K/A
period 2016-12-31
HCSB FINANCIAL CORP
filed 2017-04-27
CIK 1091491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The estimated aggregate market value of the voting common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2016 was $37,247,710. See Part II, Item 5 of this Form 10-K for information on the market for the Company’s common stock.

Common stock outstanding on February 24, 2017:
Voting Common Stock, par value $0.01 per share	405,232,383 shares outstanding
Non-Voting Common Stock, par value $0.01 per share	90,531,557 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

HCSB Financial Corporation, Inc. filed its Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 3, 2017. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) that we expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the 2016 Form 10-K. Because the definitive 2017 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the 2016 Form 10-K (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to update information provided in the Exhibit List under Item 15(a)(3) of the 2016 Form 10-K. Some of the information provided in Form 10-K/A may be superseded by the information provided in the definitive 2017 Proxy Statement to be filed with the Commission. References to “HCSB,” “us,” “we,” “Company” and “our” in this report refer to HCSB Financial Corporation together with its subsidiary, Horry County State Bank (the “Bank”).

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Amended and Restated Bylaws provide that, unless otherwise provided in the Company’s Articles of Incorporation, the board of directors shall consist of not fewer than five nor more than 25 directors with the exact number to be fixed by the board of directors. The board of directors has fixed the number of directors constituting the entire board at seven.

The following provides information regarding each of our current directors, including their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company. Each of the following directors is also a director of our Bank.

Michael S. Addy, 65, has been President of Addy’s Harbor Dodge, Inc. and MSA, Inc. in Myrtle Beach, S.C., since 1990, and is Managing Member of Addy’s Limited Liability Company. Mr. Addy received his B.S. degree in Business Administration from the University of South Carolina in 1973. He is a member of the Myrtle Beach Sertoma Club. Mr. Addy has served as a director of the Company and of the Bank since 2006. His leadership experience and business and personal ties to the Bank’s Myrtle Beach market area enhance his ability to contribute as a director. Mr. Addy currently serves as Chairman of the board of directors of both the Company and the Bank.

D. Singleton Bailey, 66, has served as a director of the Company since its formation in 1999 and of the Bank since 1987. Mr. Bailey has been the President of Loris Drug Store, Inc., located in Loris, S.C. since 1988. He received a B.A. degree in sociology from Wofford College in 1972. Mr. Bailey now serves as the Vice Chairman and Secretary of the board of directors of the Company and the Bank. Mr. Bailey’s business and personal experience in certain of the communities that the Bank serves provides him with a useful appreciation of markets that we serve.

Clay D. Brittain, III, 62, has served as a director of the Company and of the Bank since 2002. Mr. Brittain received his B.A. degree in Economics from Wofford College in 1977 and received his Juris Doctorate from the University of South Carolina Law School in 1980. He is an attorney in the firm of Thomas & Brittain, PA in Myrtle Beach, S.C. Mr. Brittain served as a director of United Carolina Bank of South Carolina until April 1997. Through his legal and business experience, Mr. Brittain has an extensive background in the South Carolina real estate market, including local real estate markets that we serve. Mr. Brittain’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that the Bank serves, provides him with a useful appreciation of markets that we serve. Mr. Brittain’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Gerald R. Francis, 72, has served as a director of the Company and the Bank since July 2016. Mr. Francis brings extensive business expertise to the Company from his 45 years of experience in community banking. Mr. Francis retired in 2010 after serving as Managing Director of Financial Stocks, an investment advisory firm in Cincinnati, Ohio, since 2007. Prior to that, Mr. Francis had served as the President and Chief Executive Officer of four community banks, including First National Bank & Trust in Indianapolis, IN (2005-2007), City National Bank of West Virginia in Charleston, West Virginia (2001-2005), Peoples Bank & Trust Company in Indianapolis, Indiana (1996-1999), and Banc One in Cincinnati, Ohio (1992-1995). He received his B.S. degree from Wright State University in 1970 and his M.B.A. from the University of Dayton in 1978. Mr. Francis’ chief executive experience with other community banks provide him with valuable insight in assisting the Company.

Jan H. Hollar, 61, has served as the Chief Executive Officer of the Company and President and Chief Executive Officer the Bank as well as a director of the Company and the Bank since April 2016.  Ms. Hollar has extensive banking expertise from close to forty years of experience in the financial services industry, having most recently served as executive vice president and chief financial officer of Yadkin in Statesville, North Carolina from September 2009 until July 2014.  Ms. Hollar had been hired by Yadkin in 2009 as part of the executive management team that was brought in to address the challenges facing Yadkin as a result of the Great Recession. In addition to her experience at Yadkin, she was the Senior Vice President and Chief Financial Officer of Blueharbor Bank in Mooresville, North Carolina, from November 2007 until October 2008.  She has also served as the Executive Vice President and Chief Financial Officer of the Scottish Bank, and as the Executive Vice President and Director of Finance of First Charter Bank, both of Charlotte, North Carolina. Mrs. Hollar is a 1978 graduate of Furman University where she received a Bachelor of Arts in Economics and Business Administration with a concentration in Accounting. She is also a North Carolina licensed Certified Public Accountant.

James C. Nesbitt, 68, has served as a director of the Company and the Bank since July 2016. Mr. Nesbitt brings extensive business expertise to the Company from his 25 years of experience as an audit partner in the national accounting firm, BDO USA. He serves on the Company’s and the Bank’s Board of Directors as the director representative for RMB under the side letter agreement entered into between the Company and RMB dated April 11, 2016, which provides that RMB is entitled to have one representative appointed to the Company’s Board of Directors for so long as it, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of common stock or 50% or more of its purchased shares. During his career, Mr. Nesbitt has worked with financial institutions, among other industries, including by serving as lead auditor of several publicly traded bank holding companies. In addition to his experience at BDO USA, Mr. Nesbitt has served as a director and audit committee chairman of Revere Bank, a community bank in Laurel, Maryland since July 2014. Mr. Nesbitt holds a Bachelor of Science in Accounting from Babson College. Mr. Nesbitt’s accounting background and experience with a similar-sized community bank provides him with valuable insight in assisting the Company as it attempts to restore the Bank to financial health and profitability.

John T. Pietrzak, 44, has served as a director of the Company and the Bank since May 2016. Mr. Pietrzak has served as a Managing Principal of Castle Creek Capital, an alternative asset management firm focused on the financial services industry and specifically on community banks, since May 2005. He serves on the Company’s and the Bank’s Board of Directors as the director representative for Castle Creek under the side letter agreement entered into between the Company and Castle Creek dated April 11, 2016, which provides that Castle Creek is entitled to have one representative appointed to the Company’s Board of Directors for so long as it, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of common stock or 50% or more of its purchased shares. Mr. Pietrzak has worked with a multitude of community banks similar to the Bank and currently serves as a director of Origin Bancorp, Inc. Mr. Pietrzak is also a former board member of West Coast Bancorp and its wholly-owned subsidiary, West Coast Bank; Square 1 Financial, its wholly-owned subsidiary Square 1 Bank; and Intermountain Community Bancorp and its wholly-owned subsidiary, Panhandle State Bank. Mr. Pietrzak holds a Bachelor of Science in Accounting from Indiana University and an M.B.A. from The Wharton School at the University of Pennsylvania and is a CFA charter holder. Mr. Pietrzak’s experience with similar banks provides him with valuable insight in assisting the Company with both strategic and operational matters.

Executive Officers

Other than Ms. Hollar, whose information appears above in the list of directors, the following provides information regarding our executive officers, each of whom joined the Company and/or the Bank during 2016:

J. Ricky Patterson, 59, serves as the Chief Operating Officer of the Bank. Mr. Patterson brings extensive banking expertise to the Bank from his 36 years of experience in the financial services industry. During his career, Mr. Patterson has worked with both national and community banks in the Carolinas, and he has extensive operational experience covering all aspects of consumer and commercial banking, including experience with managing a troubled bank’s operations. Most notably, Mr. Patterson served as chief banking officer of Yadkin Bank in Statesville, North Carolina from August 2011 to July 2014, when Yadkin Bank, and its holding company, Yadkin Financial Corporation, merged with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Mr. Patterson was a part of Yadkin’s senior management team, which helped engineer a significant turn-around in Yadkin’s operations and executed a number of key strategic measures to position the company and the bank for future growth. In addition to his experience at Yadkin Bank, Mr. Patterson has served as South Carolina community banking director at Wachovia Bank in from 2003-2008.

W. Jack McElveen, Jr., 54, serves as the Chief Credit Officer of the Bank. McElveen brings extensive banking expertise to the Bank from his 30 years of experience in the financial services industry. During his career, Mr. McElveen has worked with both national and community banks in the Carolinas, and he has extensive operational experience covering all aspects of credit and administration services, including experience with managing a troubled bank’s loan portfolio and efficiently addressing a concentration of nonperforming assets. Most notably, Mr. McElveen previously served as chief credit officer of the $1.1B asset The Palmetto Bank in Greenville, South Carolina from July 2009 to August 2015, having been originally hired in 2009 as part of the executive management team that was brought in to address the significant challenges facing The Palmetto Bank as a result of the Great Recession. Palmetto’s credit team, led by Mr. McElveen, engineered a significant turn-around in its credit quality and executed a number of key strategic measures to position the company and the bank for future growth. In addition to his experience at The Palmetto Bank, Mr. McElveen has served as Director of Loan Review at Community Resource Bank in Columbia, South Carolina, and served as the Chief Credit Officer of Carolina National Bank in Columbia, South Carolina. He is a 1985 graduate of Clemson University with B.S. in Financial Management and is also a South Carolina licensed Certified Public Accountant.

Jennifer W. Harris, 41, serves as Chief Financial Officer of the Bank and the Company. Ms. Harris brings extensive financial and accounting expertise to the Company and the Bank from her 18 years of experience in the financial services industry. During her career, Ms. Harris has worked with both national and community banks in the Carolinas, and she has experience covering all aspects of finance. Most recently, Ms. Harris served as VP Senior Accountant – SEC Reporting of Park Sterling Bank in Charlotte, North Carolina, from September 2014 to May 2016. Prior to that, Ms. Harris served as SEC Financial Reporting Manager of Yadkin Bank in Statesville, North Carolina, from April 2009 to July 2014, when Yadkin Bank, and its holding company, Yadkin Financial Corporation, merged with VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. Ms. Harris also has held various senior accounting roles at community banks across North Carolina. In addition to her community banking experience, Ms. Harris is a certified public accountant and began her career at a national public accounting firm, during which time which she specialized in auditing financial institutions.

Family Relationships

There are no family relationships among the members of our board of directors or our executive officers.

Audit Committee

The board of directors of the Company has appointed an audit committee. The audit committee has the responsibility of reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory agencies and the Bank’s internal auditor and determining that all audits and examinations required by law are performed. The audit committee reports its findings to the board of directors. The audit committee also recommends to the board of directors the appointment of the independent registered public accounting firm. The current members of the audit committee are Clay D. Brittain, III, D. Singleton Bailey, Michael S. Addy and Gerald R. Francis.

None of the current members of the audit committee qualifies as an “audit committee financial expert” as defined under the rules of the SEC, however, we have two directors not currently serving on the audit committee that quality as financial experts. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At present, we do not know if or when we will appoint a board member to the audit committee who qualifies as an audit committee financial expert.

Although none of the members of our audit committee qualify as an audit committee financial expert, each of our audit committee members has made valuable contributions to the Company and its shareholders as members of the audit committee. The board has determined that each member is independent under SEC rules and fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent registered public accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Exchange Act, the Company’s directors, its executive officers, and certain individuals are required to report periodically their ownership of the Company’s common stock and any changes in ownership to the SEC. Based on review of Forms 3, 4, and 5 and any representations made to the Company, the Company believes that all such reports for these persons were filed in a timely fashion during 2016.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2016 and 2015 to our Chief Executive Officer and the two other most highly compensated executive officers (collectively, the “named executive officers”).

Names and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
James R. Clarkson	2016	123,302	—	—	—	—	6,426	129,728
President and Chief Executive Officer of the Company and the Bank (3)	2015	211,375	—	—	—	—	7,852	219,227

Jan H. Hollar	2016	164,063	1,200,000	—	—	45,000	59,818	1,468,881
President and Chief Executive Officer of the Company and the Bank (4)	2015	—	—	—	—	—	84,200	84,200

J. Rick Patterson	2016	125,000	750,000	—	—	40,000	44,407	959,407
Executive Vice President and Chief Operating Officer of the Company and the Bank	2015	—	—	—	—	—	—	—

W. Jack M cElveen	2016	225,000	500,000	—	—	40,000	8,415	773,415
Executive Vice President and Chief Credit Officer of the Company and the Bank	2015	—	—	—	—	—	—	—

(1)	In 2016, with shareholder approval, we adopted an Omnibus Stock Ownership and Long Term Incentive Plan (the “Stock Plan”). Stock options and restricted stock awards have been granted under the Stock Plan to our named executive officers from time to time to reward performance and promote our long-term success.
(2)	All other compensation includes premiums paid by the Bank for life, long-term disability, auto allowance, health and dental insurance as well as automobile allowance, 401(k) plan matching contributions and consulting fees.
(3)	As previously disclosed, in connection with the closing of the 2016 private placement, Mr. Clarkson retired as the President and Chief Executive Officer of the Company and the Bank and resigned from the boards of directors of the Company and the Bank effective as of April 11, 2016.
(4)	As previously disclosed, on April 9, 2016, Ms. Hollar was named Chief Executive Officer of the Company and the Bank.

Non-Equity Incentive Compensation Plan

For fiscal year 2016, the Board of Directors implemented an incentive compensation plan for Ms. Hollar and Messrs. Patterson and McElveen, which was tied to achieving certain earnings and operational targets. The targets included in the incentive plan included:

•  Core pre-tax earnings, as defined in the plan, at Horry County State Bank,

•  Loan growth metrics, and

•  Classified assets to tier 1 capital ratio targets.

Upon completion of the financial results for 2016, the Compensation Committee reviewed the attainment of the targets included in the incentive plan and approved the incentive compensation cash bonuses paid to executives. The level of compensation approved by the Compensation Committee was based upon the level of the attainment of targeted objectives, each of which was achieved other than the core pre-tax earnings metric. As to this metric, the Bank only partially attained the metric, but the Compensation Committee acting in its discretion under the plan waived completion of this target such that the bonuses were paid as if all objectives were fully satisfied. For 2016, Ms. Hollar earned $45,000, Mr. Patterson earned $40,000, and Mr. McElveen earned $40,000 under the plan.

Details on All Other Compensation Reported in the Summary Compensation Table for 2016

	Health, Dental	Long-term		Auto
	and Life	Disability	Employer 401(k)	Provision	Consulting
Named Executive Officer	Insurance ($)	Premiums ($)	Match ($)	($)	Fees ($) (1)	Total
James R. Clarkson	3,866	270	2,290	—	—	6,426
Jan H. Hollar	4,578	315	1,875	4,000	49,050	59,818
J. Rick Patterson	470	270	1,167	3,500	39,000	44,407
W. Jack M cElveen	7,087	495	833	—	—	8,415

(1)	Consulting fees paid to Ms. Hollar and Mr. Patterson for period of service as independent contractors prior to beginning of employment.

Outstanding Equity Awards at Fiscal Year-End

The Outstanding Equity Awards at Fiscal Year-End Table below reflects each named executive officer’s equity award holdings at December 31, 2016 on an individual award basis.

Option Awards					Stock Awards
Equity Incentive
							Equity Incentive	Plan Awards:
							Plan Awards:	Market or
	Number of	Number of				Market Value	Number of	Payout Value of
	Securities	Securities			Number of	of Shares or	Unearned	Unearned
	Underlying	Underlying			Shares or Units	Units of	Shares, Units or	Shares, Units
	Unexercised	Unexercised	Options	Option	of Stock That	Stock That	Other Rights	or Other Rights
	Options (#)	Options (#)	Exercise	Expiration	Have Not Vested	Have Not	That Have Not	That Have Not
	Exercisable	Unexercisable	Price	Date	(#)	Vested ($)	Vested (#)	Vested ($)
Jan H. Hollar	—	—	—	—	—	—	12,000,000	1,800,000
J. Rick Patterson	—	—	—	—	—	—	7,500,000	1,125,000
W. Jack McElveen	—	—	—	—	—	—	5,000,000	750,000

Compensation Arrangements

Employment and Noncompete Agreements

As previously disclosed, on February 29, 2016, the Company and the Bank entered into an employment agreement with Ms. Jan H. Hollar, which became effective upon the closing of the 2016 private placement on April 11, 2016, pursuant to which Ms. Hollar will serve as the Chief Executive Officer of the Company and the Bank. The employment agreement is initially for a term of three years and will thereafter be automatically extended for additional terms of one year unless either party delivers a notice of termination at least 90 days prior to the end of the term.

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

As previously disclosed, on May 26, 2016, the Company and the Bank entered into a noncompete agreement with Jan H. Hollar, the Company’s and the Bank’s Chief Executive Officer. Under the terms of the noncompete agreement, Ms. Hollar is entitled, upon termination of her employment, to receive an amount equal to her then current monthly base salary on the last business day of each month for a period of twelve months following her termination of employment with the Company and the Bank in exchange for her agreement to abide by certain restrictive covenants regarding competition with the Company and the Bank for twelve months following her termination of employment.

As previously disclosed, on May 13, 2016, the Bank entered into an employment agreement with Mr. J. Rick Patterson, pursuant to which Mr. Patterson will serve as Executive Vice President and Chief Operating Officer of the Bank. The employment agreement is initially for a term of three years and will thereafter be automatically extended for additional terms of one year unless either party delivers a notice of termination at least 90 days prior to the end of the term.

Under the terms of his employment agreement, Mr. Patterson will be entitled to an annual base salary of $200,000 per year, and the Board of Directors of the Company (or an appropriate committee thereof) will review Mr. Patterson’s base salary at least annually for adjustment based on his performance. Mr. Patterson will be eligible to receive an annual cash bonus of up to 20% of his annual base salary if he achieves certain performance levels established from time to time by the Board of Directors, and he will be eligible to participate in the Company’s long-term equity incentive program and for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Company. Additionally, Mr. Patterson will participate in the Company’s retirement, welfare, and other benefit programs and be entitled to reimbursement for travel and business expenses, as well as a monthly automobile allowance.

As previously disclosed, on June 22, 2016, the Bank entered into an employment agreement with Mr. W. Jack McElveen, pursuant to which Mr. McElveen will serve as Executive Vice President and Chief Credit Officer of the Bank. The employment agreement is initially for a term of three years and will thereafter be automatically extended for additional terms of one year unless either party delivers a notice of termination at least 90 days prior to the end of the term.

Under the terms of his employment agreement, Mr. McElveen will be entitled to an annual base salary of $200,000 per year, and the Board of Directors of the Company (or an appropriate committee thereof) will review Mr. Mc Elveen’s base salary at least annually for adjustment based on his performance. Mr. McElveen will be eligible to receive an annual cash bonus of up to 20% of his annual base salary if he achieves certain performance levels established from time to time by the Board of Directors, and he will be eligible to participate in the Company’s long-term equity incentive program and for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Company. Additionally, Mr. McElveen will participate in the Company’s retirement, welfare, and other benefit programs and be entitled to reimbursement for travel and business expenses.

As previously disclosed, on March 21, 2017, the Company and the Bank entered into amended and restated employment agreements with Jan H. Hollar, J. Rick Patterson, and W. Jack McElveen. These agreements were amended to provide the Company and the Bank with noncompete protection in exchange for severance payments in the event of termination of these executives without cause or following a change in control. Also, in the case of Ms. Hollar, the changes consolidate her existing employment agreement and noncompete agreement into the amended and restated employment agreement. The board of directors approved the agreements on October 20, 2016 subject to the removal of both the Bank’s Consent Order dated February 10, 2011 by the Federal Deposit Insurance Corporation and the Company’s Written Agreement dated May 9, 2011 by the Federal Reserve. The Consent Order was removed on October 26, 2016.

The amended agreements for Messrs. Patterson and McElveen provide that during the term of employment and for a period of 12 months following termination, the executive may not (a) compete with the Company or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than a 1% passive investment in, a depository financial institution or holding company therefor if such depository institution or holding company has one or more offices or branches located within 30 miles from the main office of the Bank or any branch or loan production office of the Bank, subject to certain exclusions contained in the employment agreement, (b) solicit the Bank’s customers with which the executive had material contact in connection with products and services provided by the Bank for the purpose of providing financial services, or (c) solicit the Bank’s employees or consultants. These provisions are identical to the restrictive covenants applicable to Ms. Hollar and currently included in her amended agreement.

The amended agreements for Messrs. Patterson and McElveen also provide that the executive’s employment is terminated by the Company without cause prior to a change in control or more than 12 months following a change in control, the executive will be entitled to severance compensation of his then current monthly salary for a period of 12 months, plus any bonus earned or accrued through the date of termination. This provision is identical to the applicable provision for Ms. Hollar included in her amended agreement. In addition, the amended agreements for all three executives provide that if the executive’s employment is terminated by the Company without cause within 12 months following a change in control or by the executive for good reason within 12 months following a change in control, the executive will be entitled to (i) severance compensation equal to his or her then current annual base salary multiplied by 2.99, plus any bonus earned or accrued through the date of termination (ii) continued participation, in accordance with the terms of the applicable benefits plans, in the Company’s group health plan pursuant to plan continuation rules under COBRA, and (3) termination of the restrictions on any outstanding incentive awards (including restricted stock) granted to the executive such that the awards will become 100% vested.

Neither the Company nor the Bank entered into an employment agreements with Mr. Clarkson.

Director Compensation

No compensation was paid to the directors for their service as directors in 2016 or 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 31, 2017, for (i) each director and each person nominated or chosen to become a director, (ii) each holder of 5% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is: c/o HCSB Financial Corporation, P.O. Box 218, Loris, South Carolina, 29569. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned (1)	Acquire	Ownership (2)
Michael S. Addy	1,543,727	—	*
D. Singleton Bailey	2,054,504	—	*
Clay D. Brittain, III	1,514,326	—	*
Gerald R. Francis	5,000,000	—	1.01%
Jan H. Hollar	17,000,000	—	3.43%
James C. Nesbitt	1,000,000	—	*
John T. Pietrzak (3)	35,978,163	—	7.26%

Non-Director Named Executives
W. Jack McElveen	6,250,000	—	*
J. Rick Patterson	10,050,000	—	*

Executive officers and directors as a group	80,390,720	—	16.22%

Holders of 5% or Greater of Common Stock
Castle Creek Capital Partners VI, LP (4)	35,968,163	—	7.26%
EJF Sidecar Fund, LLC Series E (5)	35,968,163	—	7.26%
Mendon Capital Master Fund, Ltd. (6)	35,968,163	—	7.26%
Strategic Value Investors LP (7)	30,100,000	—	6.07%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or holder in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	The calculations are based on 495,763,940 shares of common stock outstanding on March 31, 2017.
(3)	As previously disclosed, Mr. Pietrzak was appointed to the Boards of Directors of the Company and the Bank effective as of May 26, 2016. Mr. Pietrzak will serve as the director representative for Castle Creek under the side letter agreement entered into between the Company and Castle Creek dated April 11, 2016, which provides that Castle Creek is entitled to have one representative appointed to the Company’s Board of Directors for so long as it, together with its respective affiliates, owns, in the aggregate, 5% or more of all of the outstanding shares of common stock or 50% or more of its purchased shares. Mr. Pietrzak may be deemed to be the beneficial owner of the 35,968,163 shares of common stock held directly by Castle Creek. Castle Creek Capital VI LLC (“CCC VI”) is the sole general partner of Castle Creek. Mr. Pietrzak shares voting and dispositive power over the 35,968,163 shares beneficially owned by Castle Creek, due to the fact that Mr. Pietrzak is a managing principal of CCC VI. Mr. Pietrzak disclaims beneficial ownership of the shares of common stock, except to the extent of Mr. Pietrzak’s pecuniary interest in Castle Creek.
(4)	6051 El Tordo, Rancho Santa Fe, CA 92067
(5)	2107 Wilson Boulevard, Suite 410, Arlington, VA 22201
(6)	115 S. LaSalle, 34th Floor, Chicago, IL 60608
(7)	2000 Auburn Drive, Suite 300, Beachwood, Ohio 44122

Securities Authorized for Issuance under Equity Compensation Plans

A total of 30,000,000 shares of voting common stock have been reserved for the issuance of awards under the 2016 Equity Incentive Plan, all of which may be issued as stock options (including incentive stock options), restricted stock or restricted stock units, subject to the anti-dilution provisions of the 2016 Plan. As of December 31, 2016, 27,750,000 shares had been issued as restricted stock and 2,250,000 shares were available for future issuance.

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

The Company has had, and expects to have in the future, transactions in the ordinary course of the Company’s business with its directors, executive officers, principal shareholders and their related interests (collectively referred to as “related parties”). All such transactions between the Company and related parties are made in the ordinary course of the Company’s business, on substantially the same terms, including (in the case of loans) interest rates, collateral, and repayment terms, as those prevailing at the same time for other comparable transactions with persons not related to the lender, and have not involved more than normal risks of collectability or presented other unfavorable features.

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

The aggregate dollar amount of loans outstanding to directors and executive officers of the Bank was approximately $10.8 million at March 31, 2017.

Independence

Our Board of Directors has determined that Michael S. Addy, D. Singleton Bailey, Clay D. Brittain, III, and Gerald R. Francis are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2016 and 2015:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$106,000	$99,500
Audit-Related Fees	43,800	18,517
Tax Fees	19,010	13,310
Other Matters	12,500	—
Total	$181,310	$131,327

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Elliott Davis Decosimo, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2016 and 2015. These services principally included the audit of the Company’s Trusteed Retirement Savings Plan (401k) and the Health and Welfare Plan, discussions related to possible capital and merger opportunities, review of SEC filings associated with the Company's capital raises, a review of the settlement of litigation and the Company’s corresponding obligation to downstream funds to the Bank, and a review of management’s analysis of the deferred tax asset.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by Elliott Davis Decosimo, LLC during the fiscal years ended December 31, 2016 and 2015. These services include preparation of state and federal tax returns for the Company and its subsidiary and review of deferred taxes for GAAP and call reporting.

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