Form 10-Q
period 2017-03-31
HCSB FINANCIAL CORP
filed 2017-05-05
CIK 1091491

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Voting Common Stock, par value $0.01 per share	405,232,383 shares outstanding as of May 3, 2017
Non-voting Common Stock, par value $0.01 per share	90,531,557 shares outstanding as of May 3, 2017

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands except share amounts)	2017	2016
Assets:	(unaudited)	(audited)
Cash and due from banks	$22,190	$25,429
Securities available-for-sale	104,341	106,529
Nonmarketable equity securities	1,359	1,345
Total investment securities	105,700	107,874
Loans receivable	229,033	215,112
Less allowance for loan losses	(3,717)	(3,750)
Loans, net	225,316	211,362

Premises and equipment, net	14,182	14,314
Accrued interest receivable	1,289	1,303
Cash value of life insurance	11,721	11,643
Other real estate owned	2,617	2,887
Other assets	999	1,122
Total assets	$384,014	$375,934

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$43,666	$41,324
Interest-bearing transaction accounts	42,405	42,408
Money market savings accounts	97,130	71,486
Other savings accounts	12,575	11,820
Time deposits $250 and over	14,405	18,510
Other time deposits	112,158	127,721
Total deposits	322,339	313,269
Repurchase agreements	848	1,983
Advances from the Federal Home Loan Bank	24,000	24,000
Accrued interest payable	134	155
Other liabilities	581	1,200
Total liabilities	347,902	340,607

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
Series A, no shares issued and outstanding	—	—
Common stock, Voting, $0.01 par value; 500,000,000 shares authorized; 405,232,383 shares issued and outstanding	4,053	4,053
Common stock, Non-voting, $0.01 par value; 150,000,000 shares authorized; 90,531,557 shares issued and outstanding	905	905
Capital surplus	68,550	68,411
Retained deficit	(34,490)	(34,783)
Accumulated other comprehensive loss	(2,906)	(3,259)
Total shareholders’ equity	36,112	35,327
Total liabilities and shareholders’ equity	$384,014	$375,934

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
(Dollars in thousands except share amounts)	2017	2016
Interest income:
Loans, including fees	$2,724	$2,483
Investment securities:
Taxable	480	461
Nonmarketable equity securities	15	14
Other interest income	40	31
Total	3,259	2,989
Interest expense:
Deposits	486	523
Borrowings	151	523
Total	637	1,046
Net interest income	2,622	1,943
Provision for loan losses	—	1,424
Net interest income after provision for loan losses	2,622	519

Noninterest income:
Service charges on deposit accounts	162	161
Gains on sales of securities available-for-sale	—	17
Mortgage loan income	31	—
Other fees and commissions	91	72
Brokerage commissions	—	9
Income from cash value of life insurance	108	110
Other operating income	21	47
Total	413	416

Noninterest expenses:
Salaries and employee benefits	1,560	1,286
Net occupancy expense	244	275
Furniture and equipment expense	232	224
FDIC insurance premiums	44	309
Net cost (profit) of operations of other real estate owned	(65)	1,564
Other operating expenses	727	560
Total	2,742	4,218

Income (loss) before income taxes	293	(3,283)
Income tax expense	—	—
Net income (loss)	293	(3,283)

Preferred dividends	—	(398)

Net income (loss) available to common shareholders	$293	$(3,681)

Net income (loss) per common share
Basic	$0.00	$(0.96)
Diluted	$0.00	$(0.96)
Weighted average common shares outstanding
Basic	468,013,940	3,846,340
Diluted	469,054,565	3,846,340

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016

Net income (loss)	$293	$(3,283)
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Net unrealized holding gains arising during the period	353	902
Reclassification to realized gains	—	(17)
Other comprehensive income	353	885
Comprehensive income (loss)	$646	$(2,398)

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2017 and 2016
(unaudited)
	Common Stock		Common Stock	Preferred Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Surplus	Deficit	Loss	Total
(Dollars in thousands except share data)
Balance, December 31, 2015	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(54,807)	$(1,608)	$(12,250)
Net loss	—	—	—	—	—	—	(3,283)	—	(3,283)
Other comprehensive income	—	—	—	—	—	—	—	885	885

Balance, March 31, 2016	3,846,340	$38	$1,012	12,895	$12,895	$30,220	$(58,090)	$(723)	$(14,648)

Balance, December 31, 2016	495,763,940	$4,958	$—	—	$—	$68,411	$(34,783)	$(3,259)	$35,327
Net income	—	—	—	—	—	—	293	—	293
Other comprehensive income	—	—	—	—	—	—	—	353	353
Stock-based compensation expense	—	—	—	—	—	139	—	—	139

Balance, March 31, 2017	495,763,940	$4,958	$—	—	$—	$68,550	$(34,490)	$(2,906)	$36,112

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$293	$(3,283)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	162	170
Amortization of debt issuance costs	—	3
Provision for loan losses	—	1,424
Amortization less accretion on investments	251	13
Stock-based compensation expense	139	—
Net gains on sales of securities available-for-sale	—	(17)
Gains on sales of other real estate owned	(11)	(15)
Write-downs of other real estate owned	2	1,369
Decrease in accrued interest receivable	14	229
Increase (decrease) in accrued interest payable	(21)	375
(Increase) decrease in other assets	123	(486)
Income (net of mortality cost) on cash value of life insurance	(78)	(81)
Decrease in other liabilities	(619)	(202)
Net cash provided (used) by operating activities	255	(501)

Cash flows from investing activities:
Purchases of securities available-for-sale	—	(7,558)
Maturities, calls and principal paydowns of securities available-for-sale	2,290	10,790
Proceeds from sales of securities available-for-sale	—	4,153
(Purchases) redemptions of nonmarketable equity securities	(14)	54
(Increase) decrease in loans to customers	(13,954)	6,947
Purchases of premises and equipment, net	(30)	(11)
Proceeds from sale of other real estate owned	279	1,479
Net cash provided (used) by investing activities	(11,429)	15,854

Cash flows from financing activities:
Net increase in demand deposits and savings	28,738	5,980
Net decrease in time deposits	(19,668)	(1,350)
Net decrease in repurchase agreements	(1,135)	(468)
Net cash provided by financing activities	7,935	4,162

Net increase (decrease) in cash and cash equivalents	(3,239)	19,515
Cash and cash equivalents, beginning of period	25,429	22,137
Cash and cash equivalents, end of period	$22,190	$41,652

Cash paid during the period for:
Income taxes	$—	$—
Interest	$658	$671

Noncash investing and financing activities:
Transfers of loans to other real estate owned	$—	$479
Unrealized gains on investments	$353	$885

The accompanying notes are an integral part of the consolidated financial statements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

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

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2017 and for the interim periods ended March 31, 2017 and 2016 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial information as of December 31, 2016 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in HCSB Financial Corporation’s 2016 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017, as amended on April 27, 2017.

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

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout Horry County in South Carolina and Columbus and Brunswick counties of North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. However, the loan portfolio does include a concentration in loans secured by residential and commercial real estate and commercial and industrial non-real estate loans. These loans are especially susceptible to being adversely effected by unfavorable economic conditions. The recent economic recession resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declined real estate market during this time had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our primary markets have improved since the end of the economic recession, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. If real estate values in our market areas were to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operation and the amount and timing of actual loan charge-offs and asset write-downs. At March 31, 2017 and December 31, 2016, the Company’s deferred tax asset was offset in its entirety by a valuation allowance.

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

Net Income (Loss) Per Common Share - Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares. The computation of diluted net loss per share does not include potential common shares as their effect would be anti-dilutive. At March 31, 2017, the only potential common share equivalents are restricted stock.

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

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01 updating the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to require all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance leases or operating leases. This distinction will be relevant for the pattern of expense recognition in the income statement. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this guidance on the financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective for the Company on January 1, 2017 and did not have a material effect on its financial statements.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of this guidance on the financial statements.

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

In October 2016, the FASB amended the Consolidation topic of the ASC to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments became effective for the Company on January 1, 2017 and did not have a material effect on the financial statements.

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

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the ASC.  The update incorporates into the ASC recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards.  The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS - continued

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts for prior periods have been reclassified to conform to the March 31, 2017 presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.

NOTE 2 - REGULATORY MATTERS AND OTHER CONSIDERATIONS

Termination of the Written Agreement with the Federal Reserve Bank of Richmond

On March 23, 2017, the Company received notification from the Federal Reserve Bank of Richmond that the Written Agreement it has been operating under since May 9, 2011 was terminated effective March 21, 2017. Pursuant to the Written Agreement, the Company agreed, among other things, to seek the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends, directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guarantying any debt, and directly or indirectly, purchasing or redeeming any shares of its stock. Although the Written Agreement has been terminated, certain regulatory requirements and restrictions remain, including prohibitions on (i) increasing or guarantying any debt, (ii) directly or indirectly or purchasing or redeeming any shares of its stock, and (iii) making dividend payments, each without prior approval from the Federal Reserve.

Termination of the Consent Order

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - REGULATORY MATTERS AND OTHER CONSIDERATIONS - continued

Other Considerations

During the economic recession, the Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, experienced a decline in the value of the collateral securing its loan portfolio as well as a rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. In addition to increasing write-downs on OREO to expedite sales during 2016, the Bank sold $4.3 million of nonperforming loans and $270 thousand of OREO in a bulk sale. The loans and OREO had been reduced to fair value prior to the sale. Additional OREO properties totaling $5.6 million were also sold during 2016.

The Bank’s nonperforming assets at March 31, 2017 were $4.5 million compared to $4.9 million at December 31, 2016. As a percentage of total assets, nonperforming assets were 1.18% and 1.31% as of March 31, 2017 and December 31, 2016, respectively. As a percentage of total loans, nonperforming loans were 0.84% and 0.94% as of March 31, 2017 and December 31, 2016, respectively.

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although several of these sources have been limited following execution of the Consent Order (which was terminated on October 26, 2016), management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2017 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

(Dollars in thousands)		Gross Unrealized		Estimated
March 31, 2017	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$8,315	$—	$(72)	$8,243
Mortgage-backed securities	84,039	239	(2,228)	82,050
State and political subdivisions	14,893	18	(863)	14,048
Total	$107,247	$257	$(3,163)	$104,341

December 31, 2016
Government-sponsored enterprises	$8,489	$—	$(80)	$8,409
Mortgage-backed securities	86,394	202	(2,598)	83,998
State and political subdivisions	14,905	14	(797)	14,122
Total	$109,788	$216	$(3,475)	$106,529

The following is a summary of maturities of securities available-for-sale as of March 31, 2017. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized Cost
March 31, 2017 (in thousands)	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
Government-sponsored enterprises	$—	$210	$2,000	$6,105	$8,315	$8,243
Mortgage-backed securities	—	—	19,761	64,278	84,039	82,050
State and political subdivisions	—	—	13,279	1,614	14,893	14,048
Total	$—	$210	$35,040	$71,997	$107,247	$104,341

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at:

	March 31, 2017
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6,137	$(52)	$2,106	$(20)	$8,243	$(72)
Mortgage-backed securities	53,208	(1,769)	14,087	(489)	67,295	(2,228)
State and political subdivisions	12,831	(863)	—	—	12,831	(863)
Total	$72,176	$(2,654)	$16,193	$(509)	$88,369	$(3,163)

	December 31, 2016
	Less than twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$8,161	$(79)	$249	$(1)	$8,410	$(80)
Mortgage-backed securities	56,319	(1,986)	19,069	(612)	75,388	(2,598)
State and political subdivisions	12,904	(797)	—	—	12,904	(797)
Total	$77,384	$(2,862)	$19,318	$(613)	$96,702	$(3,475)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At March 31, 2017, the Company had two government-sponsored enterprise securities and 16 mortgage-backed securities that have been in an unrealized loss position for more than twelve months. At December 31, 2016, the Company had one government-sponsored enterprise security and twenty mortgage-backed securities that had been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

At March 31, 2017 and December 31, 2016, investment securities with a book value of $42.5 million and $43.8 million, respectively, and a market value of $41.5 million and $42.6 million, respectively, were pledged to secure deposits.

Proceeds from sales of available-for-sale securities were $4.2 million for the three-month period ended March 31, 2016. There were no sales during the three-month period ended March 31, 2017. Gross realized gains and losses on sales of available-for-sale securities for the periods ended were as follows:

(Dollars in thousands)	Three months ended March 31,
	2017	2016
Gross realized gains	$—	$17
Gross realized losses	—	—
Net gain	$—	$17

NOTE 4 – LOAN PORTFOLIO

Loans consisted of the following:

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Residential	$73,908	$71,444
Commercial Real Estate	112,393	104,875
Commercial	37,041	33,800
Consumer	5,691	4,993
Total gross loans	$229,033	$215,112

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

During 2016, we introduced certain enhancements to our allowance for loan loss model and methodology that, in management’s opinion, provide a better estimate and an allowance for loan loss which better reflects the inherent loss in the loan portfolio. The most significant enhancement was the implementation of a new third party software for the calculation of the allowance for loan losses. While this change did not result in an overall change in methodology, it did allow management to further analyze the portfolio. Additionally, as we regularly review the look back period being used for the calculation of historical losses. As economic conditions have improved and the overall risk profile of the loan portfolio has changed, it was determined that the historic look back period should be increased to 12 quarters from six quarters to present an estimated risk and loss consistent with expectations. This change in the look back period resulted in an increase in reserves of approximately $570,000 at December 31, 2016.

The following table details the activity within our allowance for loan losses as of and for the three-month periods ended March 31, 2017 and 2016 and as of and for the year ended December 31, 2016, by portfolio segment:

March 31, 2017
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance	$400	$2,291	$103	$956	$3,750
Charge-offs	(36)	—	(51)	(12)	(99)
Recoveries	6	12	19	29	66
Provision	66	33	22	(121)	—
Ending balance	$436	$2,336	$93	$852	$3,717

Ending balances:
Individually evaluated for impairment	$21	$236	$6	$329	$592
Collectively evaluated for impairment	$415	$2,100	$87	$523	$3,125

Loans receivable:

Ending balance, total	$37,041	$112,393	$5,691	$73,908	$229,033

Ending balances:
Individually evaluated for impairment	$1,656	$10,978	$88	$7,171	$19,893
Collectively evaluated for impairment	$35,385	$101,415	$5,603	$66,737	$209,140

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOAN PORTFOLIO - continued

The following chart summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2017 and December 31, 2016.

March 31, 2017

(Dollars in thousands)

	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual

Commercial	$83	$46	$16	$145	$36,896	$37,041	$16
Commercial real estate:
Construction	23	—	—	23	26,174	26,197	20
Other	50	—	1,219	1,269	84,927	86,196	1,407
Real Estate:
Residential	150	—	251	401	73,507	73,908	464
Consumer:
Other	24	3	—	27	5,124	5,151	8
Revolving credit	—	3	—	3	537	540	—
Total	$330	$52	$1,486	$1,868	$227,165	$229,033	$1,915

December 31, 2016
(Dollars in thousands)
	30-59 Days	60-89 Days	90+ Days	Total		Total Loans	Non-
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	accrual
Commercial	$82	$—	$16	$98	$33,702	$33,800	$32
Commercial real estate:
Construction	96	—	—	96	22,885	22,981	21
Other	782	—	1,219	2,001	79,893	81,894	1,413
Real Estate:
Residential	86	133	411	630	70,814	71,444	559
Consumer:
Other	34	17	—	51	4,403	4,454	—
Revolving credit	2	—	—	2	537	539	—
Total	$1,082	$150	$1,646	$2,878	$212,234	$215,112	$2,025

There were no loans outstanding 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOAN PORTFOLIO - continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2017 and December 31, 2016.

March 31, 2017

(Dollars in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,755	$—	$400	$—	$2,155
Grade 2 - Modest	813	116	150	661	1,740
Grade 3 -Average	2,131	18,861	134	7,015	28,141
Grade 4 - Satisfactory	23,146	62,213	4,503	46,851	136,713
Grade 5 - Watch	7,081	22,560	310	12,916	42,867
Grade 6 - Special Mention	1,543	1,413	107	1,651	4,714
Grade 7- Substandard	572	7,230	87	4,814	12,703
Grade 8 - Doubtful	—	—	—	—	—
Grade 9- Loss	—	—	—	—	—
Total loans receivable	$37,041	$112,393	$5,691	$73,908	$229,033
December 31, 2016
(Dollars in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Grade 1 - Minimal	$1,781	$—	$383	$—	$2,164
Grade 2 - Modest	934	122	112	573	1,741
Grade 3 - Average	2,226	13,877	84	6,588	22,775
Grade 4 - Satisfactory	19,973	58,149	3,971	45,208	127,301
Grade 5 - Watch	7,125	21,807	234	11,531	40,697
Grade 6 - Special Mention	1,484	900	140	1,517	4,041
Grade 7 - Substandard	277	10,020	69	6,027	16,393
Grade 8 - Doubtful	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—
Total loans receivable	$33,800	$104,875	$4,993	$71,444	$215,112

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOAN PORTFOLIO - continued

Loans graded one through four are considered “pass” credits. As of March 31, 2017, $168.7 million, or 73.7% of the loan portfolio had a credit grade of “minimal,” “modest,” “average” or “satisfactory.” For loans to qualify for these grades, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of “watch” and “special mention” are not considered classified; however, they are categorized as a watch list credit and are considered potential problem loans. This classification is utilized by us when there is an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in the portfolio.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2017, loans with a credit grade of “watch” and “special mention” totaled $47.6 million. Watch list loans are considered potential problem loans and are monitored as they may develop into problem loans in the future.

Loans graded “substandard” or greater are considered classified credits. At March 31, 2017 classified loans totaled $12.7 million, with $12.0 million being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis. Loans showing improvement may be upgraded to “watch”.

TDRs at March 31, 2017 were $17.9 million. TDRs totaling $6.8 million were graded as classified loans, of which $5.7 million were considered to be performing at March 31, 2017.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired consumer and residential loans are identified for impairment disclosures; however, it is policy to individually evaluate for impairment all loans with a credit grade of “special mention”, “substandard”, “doubtful”, and “loss.” Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2017, the recorded investment in impaired loans was $19.9 million, compared to $21.6 million at December 31, 2016.

The following chart details our impaired loans by category as of March 31, 2017 and December 31, 2016, respectively:

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOAN PORTFOLIO – continued

March 31, 2017
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$854	$910	$—	$867	$15
Commercial real estate	8,107	11,473	—	9,342	106
Residential	4,235	4,428	—	4,987	59
Consumer	45	45	—	46	1

Total:	$13,241	$16,856	$—	$15,242	$181

With an allowance recorded:

Commercial	802	802	21	810	8
Commercial real estate	2,871	2,871	236	2,883	40
Residential	2,936	2,936	329	2,942	30
Consumer	43	43	6	43	1

Total:	$6,652	$6,652	$592	$6,678	$79

Total:
Commercial	1,656	1,712	21	1,677	23
Commercial real estate	10,978	14,344	236	12,225	146
Residential	7,171	7,364	329	7,929	89
Consumer	88	88	6	89	2
Total:	$19,893	$23,508	$592	$21,920	$260

December 31, 2016
(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$720	$720	$—	$732	$43
Commercial real estate	9,194	12,597	—	9,332	574
Residential	4,365	4,553	—	4,390	248
Consumer	33	33	—	34	3

Total:	$14,312	$17,903	$—	$14,488	$868

With an allowance recorded:
Commercial	947	947	25	956	37
Commercial real estate	3,422	3,422	291	3,433	178
Residential	2,889	2,889	320	2,895	120
Consumer	51	51	7	52	2

Total:	$7,309	$7,309	$643	$7,336	$337

Total:
Commercial	1,667	1,667	25	1,688	80
Commercial real estate	12,616	16,019	291	12,765	752
Residential	7,254	7,442	320	7,285	368
Consumer	84	84	7	86	5
Total:	$21,621	$25,212	$643	$21,824	$1,205

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

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. In addition, there are times when a loan previously considered a TDR was restructured under a new agreement that does not qualify as a TDR. This includes restructurings whereby the customer is no longer in financial difficulty and the restructured terms offer no concessions from the original loan terms. During the quarter ended March 31, 2017, there were $1.5 million in TDRs that were restructured into new agreements that no longer qualified as TDRs. We believe that all of our modified loans meet the definition of a TDR.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOAN PORTFOLIO - continued

The following is a summary of information pertaining to our TDRs:

	March 31,	December 31,
(Dollars in thousands)	2017	2016

Nonperforming TDRs	$1,179	$1,269
Performing TDRs:
Commercial	1,562	1,635
Commercial real estate	8,860	10,554
Residential	6,257	6,133
Consumer	79	84
Total performing TDRs	16,758	18,406
Total TDRs	$17,937	$19,675

The following tables summarize how loans that were considered TDRs were modified during the periods indicated:

For the Three Months ended March 31, 2017

(Dollars in thousands)

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment

Commercial	—	$—	$—	1	$30	$30
Residential	4	994	970	—	—	—
Total	4	$994	$970	1	$30	$30

(1) Loans past due 90 days or more are considered to be in default.

During the quarter ended March 31, 2017, four loans were modified that were considered to be TDRs. Term concessions were granted for all four loans and payment deferrals were also granted for one of the loans.

For the Three Months ended March 31, 2016

(Dollars in thousands)

	TDRs identified during the period			TDRs identified in the last twelve months that subsequently defaulted(1)
	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post modification outstanding recorded investment

Commercial	2	$137	$137	1	$106	$25
Residential	2	135	135	3	413	373
Total	4	$272	$272	4	$519	$398

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

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2017	2016

Commitments to extend credit	$32,334	$33,155
Standby letters of credit	1,177	444

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 5 - OTHER REAL ESTATE OWNED

Transactions in OREO for the periods ended March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$2,887	$13,624
Additions	—	796
Sales	(268)	(5,868)
Write-downs	(2)	(5,665)

Balance, end of period	$2,617	$2,887

Increased write-downs were taken during 2016 in an effort to expedite sales to reduce nonperforming assets.

NOTE 6 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB consisted of the following at March 31, 2017:

(Dollars in thousands)	Advance	Advance	Advance	Maturing
	Type	Amount	Rate	On

	Convertible Advance	$2,000	3.60%	9/4/18
	Fixed Rate	7,000	1.05%	10/29/18
	Fixed Rate	5,000	3.86%	8/20/19
	Fixed Rate	5,000	2.51%	11/18/20
	Fixed Rate	5,000	2.74%	11/18/20
		$24,000

As of March 31, 2017, the Company had advances totaling $24.0 million with various interest rates and maturity dates. Interest on all advances is at a fixed rate and payable quarterly. Convertible advances are callable by the FHLB on their respective call dates. The Company has the option to either repay any advance that has been called or to refinance the advance as a convertible advance.

At March 31, 2017, the Company had pledged as collateral for FHLB advances approximately $4.9 million of one-to-four family first mortgage loans, $3.4 million of commercial real estate loans, $4.6 million in home equity lines of credit, $218 thousand of multi-family loans, and $17.7 million of agency and private issue mortgage-backed securities. The Company has an investment in FHLB stock of $1.4 million. The Company has $70.0 million in excess borrowing capacity with the FHLB that is available if liquidity needs should arise. As a result of negative financial performance indicators, there is also a risk that the Bank’s ability to borrow from the FHLB could be curtailed or eliminated, although to date the Bank has not been denied advances from the FHLB or had to pledge additional collateral for its borrowings.

As of March 31, 2017, scheduled principal reductions include $9.0 million in 2018, $5.0 million in 2019 and $10.0 million in 2020.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS

Preferred Stock

Series T - In March 2009, in connection with the U.S. Treasury’s Capital Purchase Program (the “CPP”), the Company issued to the U.S. Treasury 12,895 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series T (the “Series T preferred stock”). The Series T preferred stock had a dividend rate of 5% for the first five years and 9% thereafter, and had a call feature after three years. In connection with the sale of the Series T preferred stock, the Company also issued to the U.S. Treasury a warrant to purchase up to 91,714 shares of the Company’s common stock at an initial exercise price of $21.09 per share (the “CPP Warrant”).

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

On April 11, 2016, the Company repurchased all 12,895 shares of the outstanding Series T preferred stock from the U.S. Treasury for $129 thousand. The U.S. Treasury also canceled the CPP Warrant. The redemption gain realized on this settlement was approximately $13.8 million and was recorded in retained earnings and net income available to common shareholders.

Series A – As previously disclosed, on April 1, 2016, the Company designated 905,316 shares of the Company’s authorized but unissued preferred stock as shares of Series A preferred stock. On April 11, 2016, the Company issued 359,468,443 shares of common stock at $0.10 per share and 905,316 shares of its Series A stock at $10.00 per share in a private placement. A portion of the net proceeds from the private placement were used to repurchase the Company’s outstanding Series T preferred stock.

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

Restrictions on Dividends - The Company is a legal entity separate and distinct from the Bank and has little direct income itself, and therefore relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Corporation Act (“FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. In addition, the Bank is still subject to regulatory restrictions that prohibit it from paying dividends without the prior approval of the Federal Reserve Bank of Richmond, FDIC and State Board.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

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

The new capital conservation buffer began its phase-in period on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019, as discussed above. The Bank had sufficient capital to meet the new conservation buffer requirements (1.25% of risk-weighted assets) at March 31, 2017.

To be considered “well-capitalized,” a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, a bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. The Bank is subject to additional requirements to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

At March 31, 2017, the Company and Bank exceeded minimum regulatory capital requirements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 7 - SHAREHOLDERS’ EQUITY AND CAPITAL REQUIREMENTS - continued

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2017
The Company
Total Capital (to Risk-Weighted Assets)	$42,266	16.27%	$20,788	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$39,018	15.02%	$11,693	4.50%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$39,018	15.02%	$10,394	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$39,018	10.29%	$15,178	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets) (1)	$41,429	15.94%	$20,787	8.00%	$25,984	10.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,175	14.69%	$11,693	4.50%	16,889	6.50%
Tier 1 Capital (to Risk-Weighted Assets)	$38,175	14.69%	$15,590	6.00%	20,787	8.00%
Tier 1 Capital (to Average Assets) (1)	$38,175	10.08%	$15,146	4.00%	$30,292	8.00%

December 31, 2016
The Company
Total Capital (to Risk-Weighted Assets)	$41,697	16.80%	$19,861	8.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$38,586	15.54%	$9,930	4.50%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$38,586	15.54%	$9,930	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	$38,586	10.15%	$15,200	4.00%	N/A	N/A
The Bank
Total Capital (to Risk-Weighted Assets) (1)	$40,833	16.44%	$19,865	8.00%	$24,832	10.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$37,721	15.19%	$11,174	4.50%	16,141	6.50%
Tier 1 Capital (to Risk-Weighted Assets)	$37,721	15.19%	$14,899	6.00%	19,865	8.00%
Tier 1 Capital (to Average Assets) (1)	$37,721	9.95%	$15,162	4.00%	$30,324	8.00%

(1) Minimum capital amounts and ratios presented as of March 31, 2017 and December 31, 2016, are amounts to be well-capitalized under the various regulatory capital requirements administered by the FDIC which includes maintaining Tier 1 leverage capital at least equal to 8% and total risk-based capital at least equal to 10%.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 8 - INCOME (LOSS) PER SHARE

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2017	2016

Basic income (loss) per common share:

Net income (loss) available to common shareholders	$293	$(3,681)

Weighted average common shares outstanding - basic	468,013,940	3,846,340

Basic income (loss) per common share	$0.00	$(0.96)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$293	$(3,681)

Weighted average common shares outstanding - basic	468,013,940	3,846,340

Incremental shares	1,040,625	—

Weighted average common shares outstanding - diluted	469,054,565	3,846,340

Diluted income (loss) per common share	$0.00	$(0.96)

For the three-month period ended March 31, 2016, there were 91,714 common stock equivalents outstanding which were not included in the diluted calculation because the effect would have been anti-dilutive. No common stock equivalents were excluded from the calculation for the three-month period ended March 31, 2017.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - FAIR VALUE

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

NOTE 9 - FAIR VALUE - continued

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - FAIR VALUE - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

March 31, 2017			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$22,190	$22,190	$22,190	$—	$—
Securities available-for-sale	104,341	104,341	—	104,341	—
Nonmarketable equity securities	1,359	1,359	—	—	1,359
Loans, net	225,316	225,227	—	—	225,227

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	195,776	195,776	195,776	—	—
Certificates of deposit	126,563	126,172	—	126,172	—
Repurchase agreements	848	848	—	848	—
Advances from the Federal Home Loan Bank	24,000	24,307	—	24,307	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$32,334	n/a
Standby letters of credit	1,177	n/a

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - FAIR VALUE - continued

December 31, 2016			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$25,429	$25,429	$25,429	$—	$—
Securities available-for-sale	106,529	106,529	—	106,529	—
Nonmarketable equity securities	1,345	1,345	—	—	1,345
Loans, net	211,362	211,278	—	—	211,278

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	167,038	167,038	167,038	—	—
Certificates of deposit	146,231	145,779	—	145,779	—
Repurchase agreements	1,983	1,983	—	1,983	—
Advances from the Federal Home Loan Bank	24,000	24,307	—	24,307	—

	Notional	Estimated
	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$33,155	n/a
Standby letters of credit	444	n/a

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

NOTE 9 - FAIR VALUE - continued

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of and for the periods ended March 31, 2017 and December 31, 2016, by level within the fair value hierarchy.

		Quoted prices in	Significant
		active markets	Other	Significant
		for identical	Observable	Unobservable
(Dollars in thousands)		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
Government-sponsored enterprises	$8,243	$—	$8,243	$—
Mortgage-backed securities	82,050	—	82,050	—
State and political subdivisions	14,048	—	14,048	—
Total	$104,341	$—	$104,341	$—

December 31, 2016
Assets:
Government-sponsored enterprises	$8,409	$—	$8,409	$—
Mortgage-backed securities	83,998	—	83,998	—
State and political subdivisions	14,122	—	14,122	—
Total	$106,529	$—	$106,529	$—

The Company has no liabilities measured at fair value on a recurring basis.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - FAIR VALUE - continued

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

		Quoted prices in	Significant
		active markets	Other	Significant
(Dollars in thousands)		for identical	Observable	Unobservable
		assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
Impaired loans, net of valuation allowance	$19,301	$—	$—	$19,301
Other real estate owned	2,617	—	—	2,617
Total	$21,918	$—	$—	$21,918

December 31, 2016
Assets:
Impaired loans, net of valuation allowance	$20,978	$—	$—	$20,978
Other real estate owned	2,887	—	—	2,887
Total	$23,865	$—	$—	$23,865

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

NOTE 9 - FAIR VALUE - continued

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	March 31,	Valuation	Unobservable	Range
	2017	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$1,635	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(3.71%)

Commercial real estate	10,742	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(7.39%)

Residential	6,842	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.36%)

Consumer	82	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-25.14%
		Flows	Independent quotes	(4.39%)

Other real estate owned	2,617	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Notes to unaudited CONDENSED Consolidated Financial Statements

NOTE 9 - FAIR VALUE - continued

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016. Management believes the weighted average range of adjustments to be appropriate. As discussed previously, depressed real estate values in the areas we serve may cause larger adjustments from time to time.

(Dollars in thousands)
	December 31,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
Impaired loans:
Commercial	$1,642	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-23.50%
		Flows	Independent quotes	(4.00%)

Commercial real estate	12,325	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(6.72%)

Residential	6,934	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(8.05%)

Consumer	77	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(1.25%)

Other real estate owned	2,887	Appraised Value/ Discounted Cash	Appraisals and/or sales of comparable properties/	0.00%-10.00%
		Flows	Independent quotes	(10.00%)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. In 2012, the Company and the Bank received subpoenas from the office of SIGTARP and has fully responded to all of the subpoenas and provided testimony. At March 31, 2017, The Company and the Bank believe that the investigation will not have a material adverse effect on the financial condition or operation of the Company. Management was not aware of any other pending or threatened litigation or unassisted claims that could result in losses, if any, that would be material to the financial statements. The details of the matter above is included in “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

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

On April 19, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Community Banks, Inc. (“United”), the holding company for United Community Bank, Blairsville, Georgia. Under the Merger Agreement, the Company will merge with and into United and Horry County State Bank will merge with and into United Community Bank.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), outstanding shares of the Company’s voting common stock and non-voting common stock will be converted into the right to receive 0.0050 shares of United’s common stock, $1.00 per value per share, together with cash in lieu of any fractional shares. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of the Company in the merger.

The Merger Agreement has been unanimously approved by the boards of directors of each of the Company and United. The closing of the merger is subject to the required approval of the Company’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by United with respect to United’s common stock to be issued in the merger, and other customary closing conditions. The parties anticipate closing the merger during the third quarter of 2017.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion describes our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and also analyzes our financial condition as of March 31, 2017 as compared to December 31, 2016. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

OVERVIEW

For the three months ended March 31, 2017, the Company had net income of $293 thousand compared to a net loss of $3.3 million for the three months ended March 31, 2016. The change was primarily the result of write-downs on OREO of $1.4 million and a $1.4 million provision for loan losses recognized in the first quarter of 2016. In an effort to reduce nonperforming assets, the Bank recognized significant write downs on OREO during 2016 to expedite sales.

Total assets at March 31, 2017 were $384.0 million, an increase of $8.1 million from $375.9 million at December 31, 2016. Total loans increased $13.9 million while cash and cash equivalents and securities available-for-sale decreased $3.2 million and $2.2 million, respectively. Total deposits increased $9.1 million during the three months ended March 31, 2017. Money market savings accounts increased $25.6 million as part of a strategic deposit campaign.

On April 19, 2017, the Company entered into the Merger Agreement with United, pursuant to which the Company will merge with and into United and Horry County State Bank will merge with and into United Community Bank. The closing of the merger is subject to the required approval of the Company’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by United with respect to United’s common stock to be issued in the merger, and other customary closing conditions. The parties anticipate closing the merger during the third quarter of 2017. For more information on the merger with United, see Note 11 to our Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2017 and 2016

Total interest income increased $270 thousand for the three months ended March 31, 2017 primarily related to increased loan volume which resulted in an increase of $241 thousand, or 9.7%, to interest earned on loans for the period. The redemption of the subordinated promissory notes and the junior subordinated debentures in the second quarter of 2016 primarily provided for a decrease to total interest expense of $409 thousand, or 39.1%, for the three-month period in 2017 compared to the three-month period in 2016. Net interest income increased $679 thousand for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The provision for loan losses is charged to earnings based upon management’s evaluation of specific loans in its portfolio and general economic conditions and trends in the marketplace. Please refer to the section “Loan Portfolio” for a discussion of management’s evaluation of the adequacy of the allowance for loan losses. No provision was considered necessary for the three-month period ended March 31, 2017. A provision for loan losses of $1.4 million was recognized for the first quarter of 2016.

Noninterest income decreased $3 thousand or 0.7% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. No gain was recognized on sales of securities available-for-sale for the first quarter of 2017 compared to $17 thousand for the first quarter of 2016. Mortgage loan income and other fees and commissions increased $31 thousand and $19 thousand, respectively.

Noninterest expense decreased from $4.2 million for the three months ended March 31, 2016 to $2.7 million for the three months ended March 31, 2017 due to decreased costs of operations of OREO. The Company recognized increased write-downs on OREO during 2016 in an effort to expedite sales to reduce nonperforming assets. Salaries and employee benefits increased $274 thousand while FDIC insurance premiums decreased $265 thousand for the three months ended March 31, 2017 as a direct result of removal of the Consent Order.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

FINANCIAL CONDITION

Investment Portfolio

Management classifies investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold them until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. As of March 31, 2017 and December 31, 2016, all securities were classified as available-for-sale.

The portfolio of available-for-sale securities decreased $2.2 million, or 2.1%, from $106.5 million at December 31, 2016 to $104.3 million at March 31, 2017. Our securities portfolio consists primarily of high quality mortgage securities, government agency bonds, and high quality municipal bonds.

The following tables summarize the carrying value of investment securities as of the indicated dates and the contractual maturities and weighted-average yields of those securities at March 31, 2017.

March 31, 2017 (in thousands)	Amortized Cost Due
	Due	After One	After Five
	Within	Through	Through	After Ten	Market
	One Year	Five Years	Ten Years	Years	Total	Value
Investment securities
Government-sponsored enterprises	$—	$210	$2,000	$6,105	$8,315	$8,243
Mortgage-backed securities	—	—	19,761	64,278	84,039	82,050
State and political subdivisions	—	—	13,279	1,614	14,893	14,048
Total	$—	$210	$35,040	$71,997	$107,247	$104,341

Weighted average yields
Government-sponsored enterprises	—%	2.97%	2.13%	1.55%
Mortgage-backed securities	—%	—%	2.12%	1.88%
State and political subdivisions	—%	—%	2.37%	3.16%
Total	—%	2.97%	2.21%	1.88%	1.99%

	Book	Market
December 31, 2016 (in thousands)	Value	Value
Investment securities
Government-sponsored enterprises	$8,489	$8,409
Mortgage-backed securities	86,394	83,998
States and political subdivisions	14,905	14,122
Total	$109,788	$106,529

Loan Portfolio

The removal of the Consent Order and improved capital ratios allowed the Bank to focus on loan growth during the first three months of 2017, increasing the loan portfolio by $13.9 million. The following table sets forth the composition of the loan portfolio by category as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
Real estate:
Commercial construction and land development	$26,197	$22,981
Other commercial real estate	86,196	81,894
Residential construction	943	731
Other residential	72,965	70,713
Commercial and industrial	37,041	33,800
Consumer	5,691	4,993
	$229,033	$215,112

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The primary component of our loan portfolio is loans collateralized by real estate, which made up approximately 81.3% of our loan portfolio at March 31, 2017. These loans are secured generally by first or second mortgages on residential, agricultural or commercial property. Commercial loans and consumer loans accounted for 16.2% and 2.5%, respectively, of the loan portfolio at March 31, 2017.

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

Nonperforming loans were $1.9 million or 0.8% of total loans at March 31, 2017 compared to nonperforming loans at December 31, 2016 of $2.0 million or 0.9% of total loans.

At March 31, 2017, nonperforming assets were $4.5 million compared to $4.9 million at December 31, 2016. As a percentage of total assets, nonperforming assets were 1.2% and 1.3% as of March 31, 2017 and December 31, 2016, respectively.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

The following table summarizes nonperforming assets:

	March 31,	December 31,
Nonperforming Assets	2017	2016
(Dollars in thousands)
Nonaccrual loans	$1,915	$2,025
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	1,915	2,025
Other real estate owned	2,617	2,887
Total nonperforming assets	$4,532	$4,912

Nonperforming assets to total assets	1.18%	1.31%
Nonperforming loans to total loans	0.84%	0.94%

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

Impaired loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral, less any selling costs, or based on the net present value of cash flows. For loans valued based on collateral, market values were obtained using independent appraisals, updated every 18 to 24 months, in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. At March 31, 2017, the recorded investment in impaired loans was $19.9 million, compared to $21.6 million at December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the principal balance of TDRs totaled $17.9 million and $19.7 million, respectively. At March 31, 2017, $16.7 million of these restructured loans were performing as expected under the new terms and $1.2 million were considered to be nonperforming and evaluated for reserves on the basis of the fair value of the collateral. At December 31, 2016, $18.4 million of these restructured loans were performing as expected and $1.3 million were considered to be nonperforming. A TDR can be removed from nonperforming status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Loan Portfolio - continued

A rollforward of TDRs for the three months ended March 31, 2017 and for the year ended December 31, 2016 is presented below:

	March 31,	December 31,
TDRs	2017	2016
(Dollars in thousands)
Balance, beginning of period	$19,675	$29,062
New TDRs and advances	970	1,893
Repayments	(1,637)	(3,642)
Reclassified	(1,055)	(2,163)
Charged-off and foreclosed TDRs	(16)	(2,579)
Sold	—	(2,896)
Balance, end of period	$17,937	$19,675

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

During 2016, we introduced certain enhancements to our allowance for loan loss model and methodology that, in management’s opinion, provide a better estimate and an allowance for loan loss which better reflects the inherent loss in the loan portfolio. The most significant enhancement was the implementation of a new third party software for the calculation of the allowance for loan losses. While this change did not result in an overall change in methodology, it did allow management to further analyze the portfolio. Additionally, as we regularly review the look back period being used for the calculation of historical losses, we determined that the historic look back period for all loan types should be increased to 12 quarters. During 2012, the Bank changed the historic look back period from 12 quarters to six quarters as management believed this reduced look back period more accurately reflected the loss history of the loan portfolio during those stressed economic conditions. As economic conditions have improved and the overall risk profile of the loan portfolio has changed, it was determined that the historic look back period should be increased back to 12 quarters to present an estimated risk and loss consistent with expectations. This change in the look back period resulted in an increase in reserves of approximately $570,000 at December 31, 2016.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Provision and Allowance for Loan Losses - continued

At March 31, 2017, the allowance for loan losses was $3.7 million or 1.62% of total loans compared to $3.8 million or 1.74% of total loans as of December 31, 2016. Loan charge-offs of $99 thousand were recognized in the first quarter of 2017 compared to $2.4 million in the first quarter of 2016. A significant portion of charge-offs in 2016 consisted of one relationship. Due to the charge-offs in the first quarter of 2016, the Company recognized a provision for loan losses of $1.4 million. No such provision was considered necessary for the first three months of 2017. Reserves specifically set aside for impaired loans of $592 thousand and $643 thousand were included in the allowance as of March 31, 2017 and December 31, 2016, respectively. Management believes the allowance is adequate. The following table summarizes the activity related to our allowance for loan losses.

Summary of Loan Loss Experience	Three	Three
	months	months	Year
	ended	ended	ended
(Dollars in thousands)	March 31,	March 31,	December 31,
	2017	2016	2016
Total loans outstanding at end of period	$229.033	$199,635	$215,112

Allowance for loan losses, beginning of period	$3,750	$4,601	$4,601

Charge offs:
Real estate	(12)	(2,355)	(5,404)
Commercial	(36)	(18)	(1,132)
Consumer	(51)	(6)	(72)
Total charge-offs	(99)	(2,379)	(6,608)

Recoveries:
Real estate	41	32	373
Commercial	6	34	1,382
Consumer	19	7	79
Total recoveries	66	73	1,834
Net charge-offs	(33)	(2,306)	(4,774)

Provision charged to operations	—	1,424	3,923
Allowance for loan losses at end of period	$3,717	$3,719	$3,750

Ratios:
Allowance for loan losses to loans at end of period	1.62%	1.86%	1.74%
Net charge-offs to allowance for loan losses	0.89%	62.01%	127.31%
Net charge-offs to provisions for loan losses	n/a	161.94%	121.69%

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Advances from the Federal Home Loan Bank

The following table summarizes the Company’s FHLB borrowings for the three months ended March 31, 2017 and for the year ended December 31, 2016.

	Maximum		Weighted
	Outstanding		Average	Period
	at any	Average	Interest	End
(Dollars in thousands)	Month End	Balance	Rate	Balance

March 31, 2017
Advances from Federal Home Loan Bank	$24,000	$24,000	2.50%	$24,000
December 31, 2016
Advances from Federal Home Loan Bank	$24,000	$18,186	2.50%	$24,000

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

Capital Resources

Total shareholders’ equity increased $785 thousand from $35.3 million at December 31, 2016 to $36.1 million at March 31, 2017. The Company recognized net income of $293 thousand for the quarter in addition to stock-based compensation expense of $139 thousand and lower unrealized losses on our available-for-sale securities, which are included in accumulated other comprehensive loss.

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

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

Capital Resources – continued

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of more than $1 billion and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with $1 billion or less in total consolidated assets, such as the Company, are not subject to the final rule. Effective March 31, 2016, the Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules).

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

The terminated Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%. Although the Bank is no longer subject to the Consent Order as of its termination on October 26, 2016, the Bank must continue to maintain Tier 1 capital at least equal to 8% and total risk-based capital at least equal to 10%.

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

The following table summarizes the capital amounts and ratios of the Company and the Bank at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
The Company
Tier 1 capital	$39,018	$38,586
Tier 2 capital	3,248	3,111
Total qualifying capital	$42,266	$41,697

Risk-adjusted total assets
(including off-balance sheet exposures)	$259,844	$248,261

Common equity Tier 1 capital ratio	15.02%	15.54%
Tier 1 risk-based capital ratio	15.02%	15.54%
Total risk-based capital ratio	16.27%	16.80%
Tier 1 leverage ratio	10.29%	10.15%

The Bank
Common equity Tier 1 capital	$38,175	$37,721

Tier 1 capital	$38,175	$37,721
Tier 2 capital	3,254	3,112
Total qualifying capital	$41,429	$40,833

Risk-adjusted total assets
(including off-balance sheet exposures)	$259,836	$248,316

Common equity Tier 1 capital ratio	14.69%	15.19%
Tier 1 risk-based capital ratio	14.69%	15.19%
Total risk-based capital ratio	15.94%	16.44%
Tier 1 leverage ratio	10.08%	9.95%

At March 31, 2017, the Company and Bank exceeded all minimum regulatory capital requirements.

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

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

ACCOUNTING AND FINANCIAL REPORTING ISSUES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2016, as filed on our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The Bank has unused availability at the FHLB of $70.0 million and an unsecured line of credit with a correspondent bank available for overnight borrowing totaling $9.0 million; however, the Bank’s greatest source of liquidity resides in its unpledged securities portfolio. The book and market values of unpledged securities available-for-sale totaled $64.7 million and $62.8 million, respectively, at March 31, 2017. This source of liquidity may be adversely impacted by changing market conditions, reduced access to borrowing lines, or increased collateral pledge requirements imposed by lenders. The Bank has implemented a plan to address these risks and strengthen its liquidity position. To accomplish the goals of this liquidity plan, the Bank will maintain cash liquidity at a minimum of 4% of total outstanding deposits and borrowings. In addition to cash liquidity, the Bank will also maintain a minimum of 15% off balance sheet liquidity. These objectives have been established by extensive contingency funding stress testing and analytics that indicate these target minimum levels of liquidity to be appropriate and prudent.

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

As of March 31, 2017, commitments to extend credit totaled $32.3 million and standby letters of credit totaled $1.2 million.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	On or about October 4, 2012, the United States Attorney for the District of South Carolina served the Company and the Bank with a subpoena requesting the production of documents related to the Company’s offering and sale of subordinated debt notes. The Company and the Bank have provided all documents and information requested by the government to date. By letter dated December 28, 2015, the office of the United States Attorney advised the Company and Bank that it was declining to prosecute and was closing its file. After this investigation was concluded, the office of SIGTARP, which had been working with the United States Attorney for South Carolina, notified the Company and the Bank that it would be requesting some additional documents needed for review. On March 1, 2016, the office of SIGTARP issued a subpoena for certain documents to the Company and Bank and a second subpoena was issued on November 18, 2016. The Company and Bank fully and timely responded to these subpoenas and are continuing to work with SIGTARP on its follow-up requests.

Item 1A. Risk Factors

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 1A of its Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: May 5, 2017	By:	/s/ JAN H. HOLLAR
Jan H. Hollar
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ JENNIFER W. HARRIS
Jennifer W. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)

HCSB FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of March 21, 2017, between the Company, the Bank, and Janet H. Hollar (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 24, 2017).

10.2	Amended and Restated Employment Agreement, dated as of March 21, 2017, between the Bank and J. Ricky Patterson (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 24, 2017).

10.3	Amended and Restated Employment Agreement, dated as of March 21, 2017, between the Bank and W. Jack McElveen, Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 24, 2017).

10.4	Amended and Restated Employment Agreement, dated as of March 21, 2017, between the Company, the Bank, and Jennifer W. Harris (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 24, 2017).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of HCSB Financial Corporation for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

-59-